Form 10-K
period 2020-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2021-02-18
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

UDR, Inc.	Yes ☑	No ☐
United Dominion Realty, L.P.	Yes ☐	No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐	No ☑
United Dominion Realty, L.P.	Yes ☐	No ☑

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2020 was approximately $5.8 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 16, 2021, there were 296,820,995 shares of UDR, Inc.’s common stock outstanding.

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

EXPLANATORY NOTE

This Report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2020 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-K is being filed separately by UDR and the Operating Partnership.

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

As of December 31, 2020, UDR owned 0.1 million units (100%) of the general partnership interests of the Operating Partnership and 176.1 million OP Units, representing approximately 95.3% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are presented in this report for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	The Ongoing COVID-19 Pandemic and Measures Intended to Prevent its Spread Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
●	Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.
●	The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions.
●	We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases.
●	Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.
●	We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.
●	Competition Could Adversely Affect Our Ability to Acquire Properties.
●	Development and Construction Risks Could Impact Our Profitability.
●	Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance.

●	We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance.
●	The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values.
●	Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.
●	Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders.
●	Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.
●	Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets.
●	Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock.
●	We Would Incur Adverse Tax Consequences if UDR Failed to Qualify as a REIT.
●	Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock.
●	We May Change the Dividend Policy for UDR’s Common Stock in the Future.
●	Limitations on Share Ownership and Limitations on the Ability of UDR’s Stockholders to Effect a Change in Control of Our Company Restricts the Transferability of UDR’s Stock and May Prevent Takeovers That are Beneficial to UDR’s Stockholders.

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2020, our consolidated real estate portfolio consisted of 149 communities located in 21 markets, consisting of 48,283 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 5,295 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,165 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2020, the Company was developing five wholly-owned communities totaling 1,378 homes, 202 of which have been completed.

At December 31, 2020, the Operating Partnership’s consolidated real estate portfolio included 53 communities located in 15 markets, with a total of 17,174 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2020, rental revenues of the Operating Partnership represented approximately 35% of our total rental revenues.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2020, we declared total distributions of $1.44 per common share and paid dividends of $1.4225 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2020	2020
First Quarter	$0.3600	$0.3425
Second Quarter	0.3600	0.3600
Third Quarter	0.3600	0.3600
Fourth Quarter	0.3600	0.3600
Total	$1.4400	$1.4225

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

Human Capital Management

As of February 16, 2021, we had 1,263 full-time associates and 8 part-time associates, all of whom were employed by UDR. Of such number 994 associates are employed in roles that are located at or that are solely related to our communities and the remainder are employed in corporate roles. Recruiting and retaining our associates, as well as assisting them in their professional development, are critically important in successfully managing our business. UDR’s culture is one based on innovation, inclusion, empowerment, adaptability, and execution, and understanding and maintaining our culture is fundamental to recruiting and retaining associates. To that end, in 2020 we updated our culture statement and launched an associate facing culture website to ensure that our associates understand our culture and have an opportunity to participate in its evolution.

Associate Compensation

Attracting, developing, and retaining high-quality, and diverse associates across our business is critical to the long-term success of the Company. A crucial factor in ensuring this occurs is compensation practices that are attractive and that are fair and non-biased. We use a number of recruiting methods depending on the job function for which candidates are needed including an associate referral program, internet-based recruiting platforms, and third-party recruiting agencies. With respect to compensation, we utilize market surveys and other third party information when determining salary ranges and we design our compensation programs to include bonus potential in order to incentivize performance. In addition, we annually evaluate and analyze our compensation on gender and diversity bases for each job title in order to monitor pay equity and to identify areas for further action. The results of our evaluation and analysis are provided annually to our Board of Directors.

Associate Growth and Development

We believe that training is important to our associates’ job satisfaction, is essential to furthering their effectiveness, and assists in associate career advancement and retention, helping us to create a more efficient workforce. Accordingly, we offer a wide variety of training opportunities. In addition to required training designed to address regulatory and statutory matters (e.g., harassment, cybersecurity, fair housing, etc.), associates have the option of participating in management development through our Certified Manager and Career Mobility Programs. These programs are designed to enable our associates to acquire skills that will be useful to them as they progress in their career. Our training program also includes annual “refreshment” training, as appropriate. In total, there are over 5,000 courses available to our associates. Examples of program topics include: leasing skills, basic property maintenance, customer service, project management, and system applications. In 2020, we enhanced our training through creating a better process to ensure required training is taken in a timely manner and by increasing or modifying training availability and training programs, including in the areas of safety and cybersecurity.

Certifications are important in the apartment business and we encourage our associates to become professionally certified in areas that interest them and are beneficial to the Company. Certifications range from master’s degree programs to certified property manager programs, to technical licenses for HVAC systems, all of which equip our associates with knowledge and the potential for career-expansion opportunities. UDR offers partial tuition reimbursement related to attaining these certifications.

Each UDR associate is required to engage in an annual performance review with their direct supervisor. Among other things, the performance review establishes the associate’s training plans for the upcoming year and provides feedback on career development for each associate.

In addition, we monitor associate turnover and take action when issues are identified if appropriate.

Diversity and Inclusion

We are committed to creating and maintaining a diverse and inclusive workplace environment that supports the development and advancement of all associates.

As of December 31, 2020, our total workforce is 61% male and 39% female. The ethnicity of our workforce is 55% White, 26% Hispanic/Latino, 11% Black, 3% Asian and 5% Other. “Other” includes: American Indian, Alaska Native, Native Hawaiian, Pacific Islander, Not Specified or two or more races.

As of December 31, 2020, our management team (associates with the title of community director or director and higher job classifications) is 45% male and 55% female. The ethnicity of our management team is 80% White and 20% non-White.

Over the three-year period ending December 31, 2020, 740 associates were promoted. Of the associates that were promoted to the positions of community director, director, or a higher job classification during the period, 60% were female and 15% were non-White.

Associate Engagement and Outreach

We conduct an associate engagement survey every two years, which surveys all associates on a variety of issues. In our 2019 survey, the results showed that 97% of associates are proud to work at the Company, 87% of associates feel that people from diverse backgrounds can succeed at the Company, and 84% of associates feel that the Company is innovative.

We believe that our associates should also be involved in their communities and that we should assist with those efforts. In 2019, UDR provided 2,558 hours of paid time off for our associates to be used for volunteer work with more than 25 local organizations that make a difference in the communities in which we operate. UDR provides paid time off during specified, Company-wide volunteer days in 2019 and our associates responded with a 25% year-over-year increase in volunteer hours. While the COVID-19 pandemic negatively affected the program in 2020, we intend to continue it when we are able.

COVID-19 and Employee Safety, Health and Wellness

The safety, health and wellness of our associates is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining associate safety, health and wellness while continuing to operate our business.

During the pandemic, through the adaptability of our management and our associates, we were and continue to be able to transition to a work schedule allowing employees to work from remote locations and provide a safe working environment for associates performing resident-facing activities at our communities.

We have taken a number of actions to promote the health and well-being of our associates during the pandemic and to ensure that our associates understand their value to the Company. Among other things, we have:

●	asked all associates not to come to work (and to work remotely, if possible) when they experienced or have been in contact with others who experienced signs or symptoms of a possible COVID-19 infection;
●	provided up to two weeks of paid time off if an associate had an absence due to having COVID-19 symptoms or a COVID-19 diagnosis or are caring for others who have COVID-19 symptoms or a COVID-19 diagnosis;
●	provided flexible work arrangements;
●	provided a one-time bonus for the front-line associates at our communities;
●	increased communication internally, including frequent calls or webinars with our associates and our Chairman and Chief Executive Officer; and
●	offered a vacation buy-back program twice during 2020 whereby associates could sell a portion of their accrued but unused vacation back to the Company.

In addition, in connection with on-going efforts with respect to associate health and well-being in 2020, we created and distributed to all associates a brochure setting forth the mental health programs that our associates may access. We also provide all associates with the opportunity to participate in a wide set of employee benefits, including health, dental and vision insurance coverage.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2019, and held as of December 31, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

2020 Highlights

Commitment to Shareholders

● In July 2020, the Company marked its 48th year as a REIT and, in October 2020, paid its 192nd consecutive quarterly dividend. The Company’s annualized declared 2020 dividend of $1.44 represented a 5.1% increase over the previous year.

Property Operations

●

Net income attributable to common stockholders was $60.0 million as compared to $180.9 million in the prior year. The decrease was primarily driven by an increase in depreciation expense and interest expense in 2020 and a decrease in gains on the sale of unconsolidated real estate in 2020, partially offset by higher total net operating income (“NOI”) in 2020 and higher gains on the sale of real estate in 2020.

●

Total revenues increased 7.7% and total NOI increased 5.6% over the prior year primarily due to communities acquired during 2020 and 2019, partially offset by negative rent growth in the San Francisco, New York, and Boston markets.

Investing and Developments

● We acquired one to-be-developed land parcel located in King of Prussia, Pennsylvania, for a total of approximately $16.2 million.

● We commenced the development of two communities located in Washington, D.C., and King of Prussia, Pennsylvania, with a total of 500 apartment homes.

● We acquired three communities with a total of 1,366 apartment homes located in Tampa, Florida, and Herndon, Virginia, for a total of approximately $335.6 million.

● We increased our ownership interest in one community from our West Coast Development joint venture with a total of 276 apartment homes, located in Hillsboro, Oregon, for a total cash purchase price of approximately $21.6 million after the repayment of joint venture construction financing.

● We recognized gains of $119.3 million from the sale of three operating communities located in Kirkland, Washington, Bellevue, Washington, and Alexandria, Virginia.

● We contributed $66.3 million to four investments under our Developer Capital Program, which earn preferred returns ranging between 8.5% to 13.0%.

● Our full investment in one Development Capital Program investment was repaid, which earned an 11.0% preferred return. We received cash of $53.7 million, consisting of our investment of $38.6 million and contractually accrued interest of $15.1 million.

Balance Sheet

●	We issued $950.0 million of senior unsecured medium-term notes (including a $350.0 million “green bond”) at a weighted average contractual interest rate of 2.3%, and prepaid $300.0 million of senior unsecured medium-term notes at a weighted average interest rate of 3.69%.

●	We repaid $425.8 million of secured debt at a weighted average contractual interest rate of 4.4% through the issuance of senior unsecured notes and the proceeds from the issuance of secured debt of $160.9 million at a weighted average interest rate of 2.62%

● We sold 2.1 million shares of common stock through a forward sales agreement for aggregate net proceeds of $102.2 million at a weighted average price per share of $48.23 under our ATM program.

● We repurchased 0.6 million shares of common stock at an average price of $33.11 per share for total consideration of approximately $19.8 million under our share repurchase program.

Corporate Responsibility Report

We have published our 2020 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance. The report’s Environmental, Social, and Governance (ESG) disclosures were prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2020.

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. While vaccines have been developed and are being administered it is unclear when or if the vaccine may allow a return to pre-pandemic activity levels.

While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. Our headquarters, all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 have also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, the federal government and a number of the states, counties and municipalities in which we operate have adopted, and may extend, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to enforce our legal and contractual rights and our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent. We have received, and continue to receive, more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. In addition, we have seen an increase in tenant rent concessions compared to prior year periods, as discussed further below. In particular, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. We also have experienced an increase in resident move-outs and turnover on an annualized basis. With respect to leasing activities, leasing traffic and visits by potential residents had decreased during much of the year; however, they increased during the quarter ended December 31, 2020 as compared to the same quarter in 2019. Our percentage of leases entered into with a prospective tenant has increased year over year.

During the year ended December 31, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $13.5 million of multifamily tenant lease receivables and approximately $6.0 million of retail tenant lease receivables (inclusive of $3.3 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as an $18.4 million reduction to Rental income and a $1.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recorded an impairment charge of $3.1 million on its investment in equity securities of a non-core investment. The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the year ended December 31, 2020.

As of January 31, 2021, we had collected 97.0%, 96.1% and 95.2% of billed monthly rents for our multifamily residents for October, November and December, respectively. While our cash rent collections in November, December, and January showed marginal declines versus October, this slight seasonal deterioration is consistent with historical collection trends in prior years.

The Operating Partnership reserved approximately $5.5 million of multifamily tenant lease receivables and approximately $3.5 million of retail tenant lease receivables (inclusive of $2.2 million of reserves on straight-line lease receivables) for its wholly-owned communities. In aggregate, the reserve is reflected as a $9.0 million reduction to Rental income on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the year ended December 31, 2020.

The Operating Partnership did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the year ended December 31, 2020.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 149 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations; and
●	our mix of urban/suburban communities is approximately 37%/63% and our mix of A/B quality properties is approximately 55%/45%.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2020	2019	2018	2017	2016
Homes acquired	1,642	7,079	—	462	508
Homes disposed	599	—	868	218	1,782
Homes owned at December 31,	48,283	47,010	39,931	39,998	39,454
Total real estate owned, at cost	$13,071,472	$12,602,101	$10,196,159	$10,177,206	$9,615,753

The following table summarizes the Operating Partnership’s apartment community acquisitions and dispositions and year-end ownership position for the past five years (dollars in thousands):

	2020	2019	2018	2017	2016
Homes acquired	1,072	—	—	218	—
Homes disposed	332	—	264	218	276
Homes owned at December 31,	17,174	16,434	16,434	16,698	16,698
Total real estate owned, at cost	$4,043,725	$3,875,160	$3,811,985	$3,816,956	$3,674,704

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2020, the Company was developing five wholly-owned communities located in Addison, Texas, Denver, Colorado, Dublin, California, Washington, D.C., and King of Prussia, Pennsylvania, totaling 1,378 homes, 202 of which have been completed, with a budget of $491.5 million, in which we have an investment of $247.9 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2023.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2020, we incurred $48.3 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2020, the Company was not redeveloping any communities.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

●	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
●	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our internet marketing efforts;
●	access to sources of capital;
●	geographic diversification with a presence in 21 markets across the country; and
●	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

At December 31, 2020, our consolidated real estate portfolio included 149 communities with a total of 48,283 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 53 communities with a total of 17,174 completed apartment homes. The overall quality of our portfolio generally enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2020, the Company was developing five wholly-owned communities located in Addison, Texas, Denver, Colorado, Dublin, California, Washington, D.C., and King of Prussia, Pennsylvania, totaling 1,378 homes, 202 of which have been completed, with a budget of $491.5 million, in which we have an investment of $247.9 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2023.

At December 31, 2020, the Company was not redeveloping any communities.

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

Net income attributable to common stockholders was $60.0 million as compared to $180.9 million in the prior year. The decrease was primarily driven by an increase in depreciation expense and interest expense in 2020 and a decrease in gains on the sale of unconsolidated real estate in 2020, partially offset by higher total NOI in 2020 and higher gains on the sale of real estate in 2020.

For the year ended December 31, 2020, our Same-Store NOI decreased by $(40.2) million compared to the prior year. Our Same-Store Community properties provided 75.5% of our total NOI for the year ended December 31, 2020. The decrease in NOI for the 37,607 Same-Store apartment homes, or 77.9% of our portfolio, was primarily driven by an increase in our reserve on multifamily tenant lease receivables, higher rent concessions, economic occupancy loss, higher repair and maintenance expense and real estate taxes, partially offset by an increase in rental rates, an increase in reimbursement, ancillary and fee income, and a decrease in personnel expense.

For the year ended December 31, 2020, the Operating Partnership’s Same-Store NOI decreased by $17.7 million compared to the prior year. The Operating Partnership’s Same-Store Community properties provided 93.1% of its total NOI for the year ended December 31, 2020. The decrease in NOI for the 15,607 Same-Store apartment homes, or 90.9% of the Operating Partnership’s portfolio, was primarily driven by an increase in our reserve on multifamily tenant lease receivables, higher rent concessions, economic occupancy loss, higher repair and maintenance expense and real estate taxes, partially offset by an increase in rental rates, an increase in reimbursement, ancillary and fee income, and a decrease in personnel expense.

Revenue growth in 2021 may be impacted by adverse developments affecting the general economy, inclusive of economic conditions as a result of the COVID-19 pandemic, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2020.

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

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic. The deterioration of economic conditions as a result of the pandemic in certain locations have materially decreased, and in other locations may ultimately materially decrease, occupancy levels and rents in our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local, federal and industry-initiated efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and may continue to affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Even if these measures are lifted, additional cases of COVID-19 have resulted in, and may continue to result in, governments reinstating these or similar measures. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic or as a result of delayed construction schedules due to social distancing efforts or occurrences of the virus at a construction site. The COVID-19 pandemic and measures to prevent its spread also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants were, or have been, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines, and the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2020, approximately 58.7% of our total NOI was generated from communities located in Metropolitan D.C. (16.3%), Orange County, CA (13.1%), the San Francisco Bay Area, CA (10.1%), Boston, MA (11.6%) and New York, NY (7.6%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

●	a significant portion of the proceeds from some property sales may be held by intermediaries in order for such sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and
●	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2020, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $600.2 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The cost of insuring our apartment communities and our operations is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties and our operations with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that insure us may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, or increase the costs to renew or replace our insurance policies, or cause us to self-insure a portion of the risk, or increase the cost of insuring properties.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow Same-Store NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow same-store NOI, including smart home technologies and self-service options that are accessible to residents through smart devices. Such initiatives may also involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of UDR’s common stock.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees, eviction and other tenants’ rights laws and regulations (including changes in response to COVID-19 and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Actual or Threatened Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets. Actual or threatened terrorist attacks and other acts of violence, destruction or war could have an adverse effect on our business and operating results. Attacks or other similar actions that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack or similar events. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have an adverse effect on our financial condition and results of operations.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property or refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems and software developed, maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors may collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ or software’s improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. We have in the past experienced cybersecurity breaches on our information technology systems or relating to software that we utilize, and, while none to date have been material, we expect such breaches may continue to occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

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

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues to demand the use of sophisticated systems, software and technology. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements and our residents’ demands and expectations. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so our business could suffer. We also may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operation.

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

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, and increase our financing costs and impact our ability to make distributions to UDR’s stockholders.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2020, UDR had approximately $280.0 million of variable rate indebtedness outstanding, which constitutes approximately 5.5% of total outstanding indebtedness as of such date. As of December 31, 2020, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets experienced, and may experience in the future, periods of extraordinary turmoil and volatility as a result of the COVID-19 pandemic, related government actions and uncertainty regarding their duration and impact. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of UDR’s common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock.

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

UDR Conduct’s a Portion of Its Business Through Taxable REIT Subsidiaries, Which Are Subject to Certain Tax Risks. We have established and conduct a portion of our business through taxable REIT subsidiaries. Despite UDR’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

Risks Related to Our Organization and Ownership of UDR’s Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have experienced significant price and volume fluctuations, including recently as a result of the COVID-19 pandemic. As a result, the market price of UDR’s common stock has been, and in the future could be similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2020, our consolidated apartment portfolio included 149 communities located in 21 markets, with a total of 48,283 completed apartment homes.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2020.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2020

UDR, INC.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	11	4,950	11.5%	$1,500,611	$—	$303,154	96.4%	872
San Francisco, CA	11	2,751	6.8%	888,683	27,000	323,041	91.5%	841
Seattle, WA	14	2,725	7.3%	957,686	—	351,444	96.7%	887
Monterey Peninsula, CA	7	1,565	1.4%	185,224	—	118,353	96.6%	729
Los Angeles, CA	4	1,225	3.5%	463,166	—	378,094	95.5%	967
Other Southern California	3	817	1.6%	211,285	—	258,611	97.2%	1,018
Portland, OR	3	752	0.9%	120,324	—	160,005	96.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	23	8,402	18.1%	2,350,124	288,530	279,710	96.5%	915
Baltimore, MD	5	1,597	2.6%	338,347	58,600	211,864	97.1%	938
Richmond, VA	4	1,358	1.2%	153,906	—	113,333	97.8%	1,018
NORTHEAST REGION
New York, NY	6	2,318	11.9%	1,552,358	—	669,697	92.5%	754
Boston, MA	11	4,298	12.8%	1,669,381	271,550	388,409	94.4%	987
Philadelphia, PA	1	313	0.8%	107,736	—	344,204	96.1%	1,054
SOUTHEAST REGION
Tampa, FL	11	3,874	4.8%	625,752	—	161,526	97.0%	996
Orlando, FL	9	2,500	1.8%	240,102	—	96,041	96.8%	946
Nashville, TN	8	2,260	1.7%	223,827	—	99,038	97.8%	933
Other Florida	1	636	0.7%	89,630	—	140,928	97.2%	1,130
SOUTHWEST REGION
Dallas, TX	11	3,864	4.4%	581,118	205,870	150,393	96.8%	868
Austin, TX	4	1,272	1.3%	171,482	—	134,813	97.6%	913
Denver, CO	1	218	1.1%	144,998	—	665,128	93.1%	955
Total Operating Communities	148	47,695	96.2%	12,575,740	851,550	$263,670	96.0%	908
Real Estate Under Development (a)	—	202	1.9%	247,877	—
Land	—	—	0.5%	61,682	—
Held for Disposition	1	386	0.9%	116,655	—
Other	—	—	0.5%	69,518	10,597
Total Real Estate Owned	149	48,283	100.0%	$13,071,472	$862,147
(a)	As of December 31, 2020, the Company was developing five wholly owned communities with a total of 1,378 apartment homes, 202 of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2020

UNITED DOMINION REALTY, L.P.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	5	3,119	19.3%	$753,801	$—	$241,680	96.6%	805
San Francisco, CA	9	2,185	15.8%	617,359	27,000	282,546	93.6%	829
Seattle, WA	5	932	5.9%	233,963	—	251,033	97.0%	874
Monterey Peninsula, CA	7	1,565	4.7%	185,224	—	118,353	96.6%	729
Los Angeles, CA	2	344	3.0%	118,281	—	343,837	96.4%	976
Other Southern California	1	414	1.9%	76,906	—	185,763	97.6%	996
Portland, OR	2	476	1.3%	52,126	—	109,508	97.1%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,136	14.7%	568,202	—	266,012	95.6%	919
Baltimore, MD	2	540	2.8%	108,779	—	201,443	97.8%	967
NORTHEAST REGION
New York, NY	2	996	16.0%	624,255	—	626,762	90.0%	687
Boston, MA	1	387	1.9%	76,059	72,500	196,535	95.5%	1,069
SOUTHEAST REGION
Tampa, FL	3	1,614	2.8%	233,991	—	144,976	97.7%	1,068
Nashville, TN	6	1,612	3.9%	157,415	—	97,652	97.6%	925
Other Florida	1	636	2.3%	89,630	—	140,928	97.2%	1,130
SOUTHWEST REGION
Denver, CO	1	218	3.7%	144,998	—	665,128	93.1%	955
Total Operating Communities	53	17,174	100.0%	4,040,989	99,500	$235,297	96.0%	884
Other	—	—	—%	2,736	(396)
Total Real Estate Owned	53	17,174	100.0%	$4,043,725	$99,104

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

On February 16, 2021, there were 3,173 holders of record of the 296,820,995 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 73% of the distributions for 2020 represented ordinary income, less than 1% represented qualified ordinary income, 21% represented long-term capital gain and 6% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2020 and 2019 were $1.5592 per share, or $0.3898 per quarter, and $1.4832 per share, or $0.3708 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2020, a total of 2.7 million shares of the Series E were outstanding.

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

As of December 31, 2020, a total of 14.4 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 16, 2021, there were approximately 1,911 participants in the plan.

United Dominion Realty, L.P.:

Operating Partnership Units

There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2020, there were 184.8 million OP Units outstanding in the Operating Partnership, of which 176.2 million OP Units or 95.3% were owned by UDR and affiliated entities and 8.6 million OP Units or 4.7% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.

During the three months ended December 31, 2020, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the quarter ended December 31, 2020 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
October 1, 2020 through October 31, 2020	—	—	—	14,439
November 1, 2020 through November 30, 2020	—	—	—	14,439
December 1, 2020 through December 31, 2020	—	—	—	14,439
Balance as of December 31, 2020	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

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

Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
UDR, Inc.
Nareit Equity Apartment Index
MSCI US REIT Index
S&P 500 Index
Nareit Equity REIT Index

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
UDR, Inc.	100.00	100.27	109.41	116.42	141.42	120.74
Nareit Equity Apartment Index	100.00	102.86	106.68	110.63	139.75	118.30
MSCI U.S. REIT Index	100.00	108.60	114.11	108.89	137.03	126.65
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Nareit Equity REIT Index	100.00	108.52	114.19	108.91	137.23	126.25

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

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, rental expense growth and expected or potential impacts of the novel coronavirus disease (“COVID-19”) pandemic. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effect, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning the availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments and redevelopments, delays in completing lease-ups on schedule or at expected rent and occupancy levels, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures and partnerships with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

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

COVID-19 Update

See Part I, Item 1. “Business – COVID-19 Update” above for more information on the impact of COVID-19 on the Company.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2020, and 2019 of each UDR, Inc. and United Domination Realty, L.P.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019 of UDR, Inc. and United Domination Realty, L.P. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

At December 31, 2020, our consolidated real estate portfolio included of 149 communities in 13 states plus the District of Columbia totaling of 48,283 apartment homes. In addition, we have an ownership interest in 5,295 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,165 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2020, was 37,607.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2020, 2019, and 2018 were $19.0 million, $13.5 million, and $18.1 million, respectively.

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

Impairment of Long-Lived Assets

Quarterly or when changes in circumstances warrant, we will assess our real estate properties for indicators of impairment. The judgments regarding the existence of impairment indicators are based on certain factors. Such factors include, among other things, operational performance, market conditions, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

If a real estate property has indicators of impairment, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2020 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2020:

		December 31, 2020			Year Ended December 31, 2020
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	10	4,434	8.8%	$1,145,371	96.5%	$2,328	$91,704
San Francisco, CA	11	2,751	6.8%	885,036	91.5%	3,501	76,760
Seattle, WA	13	2,570	6.8%	889,749	96.7%	2,471	53,010
Monterey Peninsula, CA	7	1,565	1.4%	185,224	96.6%	1,940	27,587
Los Angeles, CA	4	1,225	3.5%	463,167	95.5%	2,765	27,585
Other Southern California	2	654	0.9%	111,656	97.7%	2,038	11,796
Portland, OR	2	476	0.4%	52,126	97.1%	1,637	6,623
Mid-Atlantic Region
Metropolitan D.C.	20	7,496	14.9%	1,944,746	96.8%	2,077	125,654
Baltimore, MD	3	720	1.2%	156,797	97.9%	1,720	9,603
Richmond, VA	4	1,358	1.2%	153,906	97.8%	1,422	16,874
Northeast Region
Boston, MA	4	1,388	3.6%	470,541	95.1%	2,783	32,372
New York, NY	3	1,452	7.9%	1,037,337	92.6%	4,135	33,181
Southeast Region
Tampa, FL	7	2,287	2.1%	274,126	97.1%	1,484	25,949
Orlando, FL	9	2,500	1.8%	240,100	96.8%	1,413	28,541
Nashville, TN	8	2,260	1.7%	223,827	97.8%	1,378	25,943
Other Florida	1	636	0.7%	89,630	97.2%	1,656	8,085
Southwest Region
Dallas, TX	7	2,345	2.3%	298,205	97.3%	1,382	24,124
Austin, TX	4	1,272	1.3%	171,483	97.6%	1,548	13,607
Denver, CO	1	218	1.1%	144,959	93.1%	3,012	5,200
Total/Average Same-Store Communities	120	37,607	68.4%	8,937,986	96.3%	$2,126	644,198
Non-Mature, Commercial Properties & Other	28	10,088	28.8%	3,768,954			196,868
Total Real Estate Held for Investment	148	47,695	97.2%	12,706,940			841,066
Real Estate Under Development (b)	—	202	1.9%	247,877			215
Real Estate Held for Disposition (c)	1	386	0.9%	116,655			12,421
Total Real Estate Owned	149	48,283	100.0%	13,071,472			$853,702
Total Accumulated Depreciation				(4,605,366)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,466,106
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2020, the Company was developing five wholly owned communities with a total of 1,378 apartment homes, 202 of which have been completed.
(c)	The Company had one community located in Orange County, California that met the criteria to be classified as held for disposition at December 31, 2020.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of December 31, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the year ended December 31, 2020, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of December 31, 2020, we had 9.6 million shares of common stock available for future issuance under the ATM program.

In February 2020, the Company issued $200.0 million of 3.20% senior unsecured medium-term notes due 2030 (the “2030 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. The notes were priced at 105.660% of the principal amount at issuance. This was a further issuance of the 2030 Notes, and forms a single series with, the $300.0 million aggregate principal amount of the Company’s 2030 Notes that were issued in July 2019 and the $100.0 million aggregate principal amount of the Company’s 2030 Notes that were issued in October 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $600.0 million.

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

In December 2020, the Company issued $350.0 million of 1.90% senior unsecured medium-term notes due March 15, 2033 (the “2033 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15. The notes were priced at 99.578% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including the redemption of the remaining $183.1 million aggregate principal amount (plus the make-whole amount of approximately $21.1 million) of its 2024 Notes, $67.5 million of secured debt maturing in 2023, and outstanding indebtedness under our commercial paper program and working capital credit facility. The 2033 Notes were issued as “green” bonds and, as a result, the Company will allocate an amount equal to the net proceeds from the sale of the 2033 Notes to fund eligible green projects.

During the year ended December 31, 2020, the Company repurchased 0.6 million shares of its common stock at an average price of $33.11 per share for total consideration of approximately $19.8 million under its share repurchase program.

During the year ended December 31, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement.

In December 2020, the Company settled all 2.1 million shares sold under the forward sales agreement at a weighted average forward price per share of $48.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $3.9 million, for net proceeds of $102.3 million. Aggregate net proceeds from such sales, after deducting related expenses, was $102.2 million.

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

During 2021, we have approximately $1.1 million of secured debt maturing, comprised solely of principal amortization, and $190.0 million of unsecured debt maturing, comprised solely of the unsecured commercial paper. Additionally, the Company has no secured or unsecured debt maturing in 2022, other than the unsecured working capital credit facility. We anticipate repaying the debt due in 2021 and 2022 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In January 2021, the entire $190.0 million of outstanding unsecured commercial paper as of December 31, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in February 2021 and proceeds under the Working Capital Credit Facility. As of February 16, 2021, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $1.9 million of letters of credit), and we had $0.2 million outstanding under the Working Capital Credit Facility, leaving $74.8 million of unused capacity.

On February 11, 2021, the Company priced an offering of $300.0 million of 2.10% senior unsecured medium-term notes due 2033. The notes were priced at 99.592% of the principal amount of the notes. The Company intends to use the net proceeds to repay indebtedness, including the redemption of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (plus the make-whole amount and accrued and unpaid interest), to fund potential acquisitions, or for other general corporate purposes. The settlement of the offering is expected to occur on February 26, 2021, subject to the satisfaction of customary closing conditions.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

Operating Activities

For the year ended December 31, 2020, our Net cash provided by/(used in) operating activities was $604.3 million compared to $630.7 million for 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by an increase in return on investments in unconsolidated joint ventures and improved net operating income, primarily driven by net operating income from communities acquired in 2020 and 2019.

Investing Activities

For the year ended December 31, 2020, Net cash provided by/(used in) investing activities was $(460.8) million compared to $(1.7) billion for 2019. The decrease in cash used in investing activities was primarily due to the decrease in acquisitions made during the current year and an increase in proceeds from sales of real estate investments, partially offset by an increase in spend for development of real estate assets and a decrease in distributions received from unconsolidated joint ventures.

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

In November 2020, the Company acquired a 672 apartment home operating community located in Tampa, Florida for approximately $122.5 million. The Company increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Company acquired a 400 apartment home operating community located in Herndon, Virginia for approximately $128.6 million. The Company increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

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

Dispositions

In May 2020, the Company sold an operating community located in Bellevue, Washington with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million which was repaid in January 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for the above mentioned acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

In October 2020, the Company sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

In June 2019, the Company sold a parcel of land located in Los Angeles, California for $38.0 million, resulting in a gain of approximately $5.3 million. Prior to the sale, the parcel of land was subject to a ground lease, under which UDR was the lessor, scheduled to expire in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. During the second quarter of 2019, the lessee exercised the purchase option resulting in the sale by the Company and the ground lease being terminated.

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

For the year ended December 31, 2020, total capital expenditures of $165.8 million or $3,494 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $158.0 million or $3,710 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

●	an increase of 35.8%, or $12.7 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 11.1%, or $5.7 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures; and
●	an increase of 11.6%, or $5.1 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	a decrease of 56.8%, or $15.6 million, in spend as compared to 2019 for our operations platform, which includes smart home installations at certain of our properties.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2020 and 2019 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Turnover capital expenditures	$12,978	$11,192	16.0%	$273	$263	3.8%
Asset preservation expenditures	43,946	40,054	9.7%	926	941	(1.6)%
Total recurring capital expenditures	56,924	51,246	11.1%	1,199	1,204	(0.4)%
NOI enhancing improvements (a)	48,752	43,689	11.6%	1,027	1,026	0.1%
Major renovations (b)	48,317	35,569	35.8%	1,018	835	21.9%
Operations platform	11,853	27,445	(56.8)%	250	645	(61.3)%
Total capital expenditures (c)	$165,846	$157,949	5.0%	$3,494	$3,710	(5.8)%
Repair and maintenance expense	$56,794	$43,525	30.5%	$1,196	$1,022	17.0%
Average home count (d)	47,475	42,579	11.5%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2020, our development pipeline consisted of five wholly-owned communities located in Denver, Colorado, Dublin, California, Addison, Texas, King of Prussia, Pennsylvania and Washington D.C., totaling 1,378 homes, 202 of which have been completed, with a budget of $491.5 million, in which we have an investment of

$247.9 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2023. During 2020, we incurred $121.2 million for development costs, an increase of $95.8 million as compared to costs incurred in 2019 of $25.4 million.

At December 31, 2020, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2020:

●	we made investments totaling $76.1 million in our unconsolidated joint ventures, including contributions of $66.3 million to four unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.5% to 13.0%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $18.8 million; and
●	we received distributions of $70.0 million, of which $20.7 million were operating cash flows and $49.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2020 and 2019.

Notes Receivable, net

Notes receivable relate to financing arrangements that are typically secured by real estate, real estate related projects or other assets.

The following significant activities occurred during the year ended December 31, 2020:

●	in August 2020, the Company exercised the purchase option associated with the $115.0 million secured note receivable. The purchase is expected to close in 2021. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gave the Company the option to acquire the community at a fixed price of $170.0 million. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy was issued, which was July 2020. Upon modification, the loan would be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.

Financing Activities

For the years ended December 31, 2020 and 2019, Net cash provided by/(used in) financing activities was $(152.6) million and $880.4 million, respectively.

The following significant financing activities occurred during the year ended December 31, 2020:

●	repayments of secured debt of $425.8 million, which was partially offset by proceeds from the issuance of secured debt of $160.9 million;

●	issuance of $200.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $211.3 million;
●	issuance of $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032, for net proceeds of approximately $399.6 million;
●	issuance of $350.0 million of 1.90% senior unsecured medium-term notes due March 15, 2023, for net proceeds of approximately $348.5 million;
●	repayment of $300.0 million senior unsecured medium-term notes due July 2024, $116.9 million of which was pursuant to our tender offer;
●	net repayment of $110.0 million on our unsecured commercial paper program;
●	sale of 2.1 million shares of common stock under our forward sales agreement for aggregate net proceeds of $102.2 million at a price per share of $48.23;
●	repurchase of 0.6 million common shares for approximately $19.8 million;
●	distributions of $419.4 million to our common stockholders; and
●	payment of debt extinguishment costs of $62.6 million from the early prepayment of debt.

The following significant financing activities occurred during the year ended December 31, 2019:

●	issuance of $300 million of 3.20% senior unsecured medium-term notes due 2030 (3.42% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $296.6 million;
●	issuance of $400 million of 3.00% senior unsecured medium-term notes due 2031 (3.01% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $395.7 million, $300.0 million of which was used to repay 3.70% medium-term notes due in October 2020;
●	issuance of $100 million of 3.20% senior unsecured medium-term notes due 2030 (3.24% effective rate after the effect of a cash flow hedge), and issuance of $300 million of 3.10% senior unsecured medium-term notes due 2034 (3.13% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $398.6 million, which was used to repay $400.0 million of 4.63% medium-term notes due in January 2022;
●	net proceeds of $198.9 million from the Company’s unsecured commercial paper program;
●	net proceeds of $16.6 million from the Company’s unsecured revolving credit facilities;
●	repayments of $162.3 million of secured debt, which was offset by net proceeds of $162.5 million from the issuance of secured debt;
●	sale of 7.5 million shares of common stock in an underwritten public offering for net proceeds of approximately $349.8 million at a price per share of $46.65;
●	sale of 7.0 million shares of common stock under our ATM program for proceeds of $312.3 million at an weighted average price per share of $45.29;
●	sale of 1.3 million shares of common stock under our forward sales agreement for net proceeds of $63.5 million at a price per share of $47.41; and
●	distributions of $383.1 million to our common stockholders.

Credit Facilities and Commercial Paper Program

During the year ended December 31, 2020, the Company prepaid the $201.9 million outstanding balance under its secured credit facility with New York Life with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $9.0 million during the year ended December 31, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

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

As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.8 million of letters of credit at December 31, 2020), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 14, 2022. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points.

As of December 31, 2020, we had $28.0 million of outstanding borrowings under the Working Capital Credit Facility, leaving $47.0 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2020.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2020, we had issued $190.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.27%, leaving $310.0 million of unused capacity. In January 2021, the entire $190.0 million of outstanding unsecured commercial paper as of December 31, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in February 2021 and proceeds under the Working Capital Credit Facility.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $280.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $3.8 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by/(used in) operating activities	$604,316	$630,704
Net cash provided by/(used in) investing activities	(460,842)	(1,686,687)
Net cash provided by/(used in) financing activities	(152,594)	880,383

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $60.0 million ($0.20 per diluted share) for the year ended December 31, 2020, as compared to $180.9 million ($0.63 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in real estate depreciation expense of $107.4 million primarily due to communities acquired in 2020 and 2019, partially offset by a decrease from sold communities and fully depreciated assets;
●	an increase in interest expense of $31.8 million primarily due to higher average debt balances and the early pay off of debt during 2020 and 2019, resulting in prepayment costs of $49.2 million and $29.6 million, respectively;
●	a decrease in income/(loss) from unconsolidated entities of $119.0 million, primarily attributable to a $114.9 million gain from the disposition of five operating communities from our UDR/MetLife II joint venture, a $10.6 million gain recognized on the sale of two operating properties from our UDR/KFH joint venture, a $4.6 million unrealized gain recorded on an unconsolidated technology investment, and an increase in preferred interest earned due to increased Developer Capital Program investments in 2019; and
●	a decrease in interest income and other income/(expense), net of $9.1 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company in 2019.

This was partially offset by:

●	gains of $119.3 million from the sale of three operating communities located in Kirkland, Washington, Bellevue, Washington and Alexandria, Virginia, during the year ended December 31, 2020, as compared to a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the year ended December 31, 2019; and
●	an increase in total property NOI of $45.4 million primarily due to NOI from additional operating communities, including those acquired in 2020 and 2019, partially offset by an increase of $11.2 million in property operating expenses.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.875% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2020	2019	% Change	2019	2018	% Change
Same-Store Communities:
Same-Store rental income	$924,138	$953,121	(3.0)%	$962,269	$928,849	3.6%
Same-Store operating expense (c)	(279,940)	(268,718)	4.2%	(271,826)	(265,087)	2.5%
Same-Store NOI	644,198	684,403	(5.9)%	690,443	663,762	4.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	161,258	98,193	64.2%	79,007	11,968	560.2%
Acquired communities NOI	7,919	762	939.2%	5,830	—	—%
Redevelopment communities NOI	—	—	—%	18,571	21,875	(15.1)%
Development communities NOI	214	(8)	NM *	(8)	4,374	NM *
Non-residential/other NOI (e)	27,694	12,954	113.8%	13,174	18,609	(29.2)%
Sold and held for disposition communities NOI	12,419	11,999	3.5%	1,286	11,527	(88.8)%
Total Non-Mature Communities/Other NOI	209,504	123,900	69.1%	117,860	68,353	72.4%
Total property NOI	$853,702	$808,303	5.6%	$808,303	$732,115	10.4%
*	Not meaningful
(a)	Same-Store consists of 37,607 apartment homes.
(b)	Same-Store consists of 37,959 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income/(loss) attributable to UDR, Inc.	$64,266	$184,965	$203,106
Joint venture management and other fees	(5,069)	(14,055)	(11,754)
Property management	35,538	32,721	28,465
Other operating expenses	22,762	13,932	12,100
Real estate depreciation and amortization	608,616	501,257	429,006
General and administrative	49,885	51,533	46,983
Casualty-related charges/(recoveries), net	2,131	474	2,121
Other depreciation and amortization	10,013	6,666	6,673
(Gain)/loss on sale of real estate owned	(119,277)	(5,282)	(136,197)
(Income)/loss from unconsolidated entities	(18,844)	(137,873)	5,055
Interest expense	202,706	170,917	134,168
Interest income and other (income)/expense, net	(6,274)	(15,404)	(6,735)
Tax provision/(benefit), net	2,545	3,838	688
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,543	14,426	18,215
Net income/(loss) attributable to noncontrolling interests	161	188	221
Total property NOI	$853,702	$808,303	$732,115

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2019 and held on December 31, 2020) consisted of 37,607 apartment homes and provided 75.5% of our total NOI for the year ended December 31, 2020.

NOI for our Same-Store Community properties decreased 5.9%, or $40.2 million, for the year ended December 31, 2020 compared to the same period in 2019. The decrease in property NOI was attributable to a 3.0%, or $29.0 million, decrease in property rental income and a 4.2%, or $11.2 million, increase in operating expenses. The decrease in property rental income was primarily driven by an $11.7 million increase in our reserve on multifamily tenant lease receivables, an increase of $15.1 million in rent concessions and an increase of $10.0 million in economic occupancy loss, partially offset by a 0.7%, or $6.0 million, increase in rental rates and a 1.7%, or $1.8 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased by 0.5% to 96.3% and total monthly income per occupied home decreased 2.6% to $2,126.

The increase in operating expenses was primarily driven by a 12.5%, or $4.8 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 2.7%, or $1.7 million, decrease in personnel expense as a result of fewer employees, and a 6.9%, or $7.7 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 69.7% and 71.8% for the years ended December 31, 2020 and 2019, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 24.5%, or $209.5 million, of our total NOI during the year ended December 31, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 69.1%, or $85.6 million, for the year ended December 31, 2020 as compared to the same period in 2019. The increase was primarily attributable to a $63.1 million increase in NOI from stabilized, non-mature communities, primarily due to communities acquired in 2020 and 2019, a $14.7 million increase in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during the period, and a $7.2 million increase in acquired communities.

Real estate depreciation and amortization

For the years ended December 31, 2020 and 2019, the Company recognized real estate depreciation and amortization of $608.6 million and $501.3 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2020 and 2019, partially offset by a decrease from sold communities and fully depreciated assets.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2020, the Company recognized gains of $119.3 million from the sale of three operating communities located in Kirkland, Washington, Bellevue, Washington and Alexandria, Virginia.

During the year ended December 31, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2020 and 2019, we recognized income/(loss) from unconsolidated entities of $18.8 million and $137.9 million, respectively. The decrease of $119.1 million was primarily due to:

●	no dispositions from the Company’s unconsolidated entities during the year ended December 31, 2020.

As compared to:

●	gains of $114.9 million from the disposition of five operating communities from our UDR/MetLife II joint venture, a $10.6 million gain from the sale of two operating communities in our UDR/KFH joint venture, and a $4.6 million unrealized gain recorded on an unconsolidated technology investment and an increase in Developer Capital Program investments during the year ended December 31, 2019.

Interest expense

For the years ended December 31, 2020 and 2019, the Company recognized interest expense of $202.7 million and $170.9 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to higher average debt balances, and the early pay off of debt during 2020 and 2019, resulting in prepayment costs of $49.2 million and $29.6 million, respectively.

Interest income and other income/(expense), net

For the years ended December 31, 2020 and 2019, the Company recognized interest income and other income/(expense), net of $6.3 million and $15.4 million, respectively. The decrease in 2020 as compared to 2019 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company in 2019.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2021	2022-2023	2024-2025	Thereafter	Total
Long-term debt obligations	$191,097	$380,347	$584,113	$3,829,660	$4,985,217
Interest on debt obligations (a)	149,982	297,275	271,162	479,084	1,197,503
Letters of credit	2,839	—	—	—	2,839
Operating lease obligations:
Ground leases (b)	12,442	24,884	24,884	442,778	504,988
	$356,360	$702,506	$880,159	$4,751,522	$6,690,547
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2020.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2020, we incurred gross interest costs of $209.7 million, of which $7.0 million was capitalized.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income/(loss) attributable to common stockholders	$60,036	$180,861	$199,238
Real estate depreciation and amortization	608,616	501,257	429,006
Noncontrolling interests	4,704	14,614	18,436
Real estate depreciation and amortization on unconsolidated joint ventures	35,023	57,954	61,871
Net gain on the sale of unconsolidated depreciable property	—	(125,407)	—
Net gain on the sale of depreciable real estate owned, net of tax	(118,852)	—	(136,197)
FFO attributable to common stockholders and unitholders, basic	$589,527	$629,279	$570,254
Distributions to preferred stockholders — Series E (Convertible)	4,230	4,104	3,868
FFO attributable to common stockholders and unitholders, diluted	$593,757	$633,383	$574,122
Income/(loss) per weighted average common share, diluted	$0.20	$0.63	$0.74
FFO per weighted average common share and unit, basic	$1.86	$2.04	$1.95
FFO per weighted average common share and unit, diluted	$1.85	$2.03	$1.93
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	316,855	308,020	292,727
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,187	311,799	297,042

Impact of adjustments to FFO:	—
Costs associated with debt extinguishment and other	$49,190	$29,594	$3,476
Promoted interest on settlement of note receivable, net of tax	—	(6,482)	—
Legal and other costs	8,973	3,660	1,622
Net gain on the sale of non-depreciable real estate owned	—	(5,282)	—
Realized/unrealized (gain)/loss on unconsolidated technology investments, net of tax	(3,582)	(3,300)	—
Joint venture development success fee	—	(3,750)	—
Severance costs and other restructuring expense	1,948	390	114
Casualty-related charges/(recoveries), net	2,545	636	2,364
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	31	(374)	—
	$59,105	$15,092	$7,576
FFOA attributable to common stockholders and unitholders, diluted	$652,862	$648,475	$581,698

FFOA per weighted average common share and unit, diluted	$2.04	$2.08	$1.96

Recurring capital expenditures	(56,924)	(51,246)	(46,915)
AFFO attributable to common stockholders and unitholders, diluted	$595,938	$597,229	$534,783

AFFO per weighted average common share and unit, diluted	$1.86	$1.92	$1.80

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 (shares in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	316,855	308,020	292,727
Weighted average number of OP/DownREIT Units outstanding	(22,310)	(22,773)	(24,548)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	294,545	285,247	268,179

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,187	311,799	297,042
Weighted average number of OP/DownREIT Units outstanding	(22,310)	(22,773)	(24,548)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,950)	(3,011)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	294,927	286,015	269,483

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2020, the Operating Partnership’s real estate portfolio included 53 communities located in nine states and the District of Columbia with a total of 17,174 apartment homes.

As of December 31, 2020, UDR owned 0.1 million units of our general partnership interests and 176.1 million units of our limited partnership interests (the “OP Units”), or approximately 95.3% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At December 31, 2020, the General Partner’s consolidated real estate portfolio included 149 communities located in 13 states and the District of Columbia with a total of 48,283 apartment homes. In addition, the General Partner had an ownership interest in 5,295 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,165 apartment homes owned by entities in which we hold preferred equity investments.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2020, 2019, and 2018 were $1.0 million, $1.0 million, and less than $0.1 million, respectively.

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

Impairment of Long-Lived Assets

Quarterly or when changes in circumstances warrant, we will assess our real estate properties for indicators of impairment. The judgments regarding the existence of impairment indicators are based on certain factors. Such factors include, among other things, operational performance, market conditions, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

If a real estate property has indicators of impairment, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates and capitalization rates, industry trends and reference to market rates and transactions.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2020:

		December 31, 2020			Year Ended December 31, 2020
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	5	3,119	18.6%	$753,801	96.6%	$2,277	$62,791
San Francisco, CA	9	2,185	15.3%	617,293	92.6%	3,198	57,812
Seattle, WA	5	932	5.8%	233,525	97.0%	2,086	15,840
Monterey Peninsula, CA	7	1,565	4.6%	185,224	96.6%	1,940	27,587
Los Angeles, CA	2	344	2.9%	118,281	96.4%	2,728	7,740
Other Southern California	1	414	1.9%	76,883	97.6%	2,155	7,897
Portland, OR	2	476	1.3%	52,126	97.1%	1,637	6,623
Mid-Atlantic Region
Metropolitan D.C.	5	1,736	10.9%	442,224	96.3%	2,106	29,262
Baltimore, MD	2	540	2.7%	108,779	97.8%	1,563	6,781
Northeast Region
Boston, MA	1	387	1.9%	76,059	95.5%	2,086	6,656
New York, NY	1	503	8.3%	334,347	90.9%	3,449	10,684
Southeast Region
Tampa, FL	2	942	2.8%	114,452	97.7%	1,556	11,333
Nashville, TN	6	1,612	3.9%	157,415	97.6%	1,352	18,159
Other Florida	1	636	2.2%	89,630	97.2%	1,656	8,085
Southwest Region
Denver, CO	1	218	3.6%	144,959	93.1%	3,012	5,199
Total/Average Same-Store Communities	50	15,609	86.7%	3,504,998	96.0%	$2,173	$282,449
Non-Mature, Commercial Properties & Other	3	1,565	13.3%	538,727			20,838
Total Real Estate Owned	53	17,174	100.0%	4,043,725			$303,287
Total Accumulated Depreciation				(1,892,011)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,151,714
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of December 31, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of December 31, 2020, the Operating Partnership does not have any debt maturing in 2021.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

Operating Activities

For the year ended December 31, 2020, Net cash provided by/(used in) operating activities was $217.7 million compared to $255.1 million for 2019. The decrease in cash flow from operating activities was primarily due to a decrease in net operating income and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2020, Net cash provided by/(used in) investing activities was $(140.0) million compared to $(43.9) million for 2019. The increase in cash used in investing activities was primarily due to the acquisition of two operating communities in 2020, partially offset by proceeds from the sale of an operating community 2020 and a decrease in capital expenditures and other major improvements in 2020, as compared to 2019.

Acquisitions

In November 2020, the Operating Partnership acquired a 672 apartment home operating community located in Tampa, Florida for approximately $122.5 million. The Operating Partnership increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Operating Partnership acquired a 400 apartment home operating community located in Herndon, Virginia for approximately $128.6 million. The Operating Partnership increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

During the year ended December 31, 2019, the Operating Partnership did not have any acquisitions of real estate.

Dispositions

In October 2020, the Operating Partnership sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million.

The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

During the year ended December 31, 2019, the Operating Partnership did not have any dispositions of real estate.

Financing Activities

For the year ended December 31, 2020, Net cash provided by/(used in) financing activities was $(76.6) million compared to $(210.9) million for 2019. The decrease in cash used in financing activities was primarily due to a decrease in repayments of notes payable to the General Partner, partially offset by proceeds from the issuance of secured debt in 2019.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033 and $300 million of medium-term notes due November 2034. As of December 31, 2020 and 2019, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $190.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $0.3 million based on the average balance at December 31, 2020.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by/(used in) operating activities	$217,683	$255,093
Net cash provided by/(used in) investing activities	(140,039)	(43,906)
Net cash provided by/(used in) financing activities	(76,578)	(210,853)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Net Income/(Loss) Attributable to OP Unitholders

Net income/(loss) attributable to OP unitholders was $134.2 million ($0.73 per diluted OP Unit) for the year ended December 31, 2020 as compared to net income of $102.2 million ($0.56 per diluted OP Unit) for the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	gain of $58.0 million on the sale of an operating community in Alexandria, Virginia during the year ended December 31, 2020, as compared to no gains on the sale of real estate in 2019.

This was partially offset by:

●	a decrease in total property NOI of $19.7 million primarily due to an approximately $5.5 million reserve recorded on our multifamily tenant lease receivables, an increase in real estate taxes due to higher assessed valuations, and an increase in repair and maintenance expenses due to increased use of third party vendors, partially offset by a decrease in personnel expense as result of fewer employees; and
●	an increase in other operating expenses of $6.7 million primarily due to higher ground lease expense.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)%			December 31, (b)%
	2020	2019	Change	2019	2018	Change
Same-Store Communities:
Same-Store rental income	$390,848	$403,551	(3.1)%	$404,442	$390,647	3.5%
Same-Store operating expense (b)	(108,399)	(103,355)	4.9%	(104,284)	(100,815)	3.4%
Same-Store NOI	282,449	300,196	(5.9)%	300,158	289,832	3.6%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	8,498	12,773	(33.5)%	5,621	5,125	9.7%
Acquired communities NOI	1,176	—	—%	—	—	—
Redevelopment communities NOI	—	—	—%	12,773	14,878	(14.1)%
Non-residential/other NOI (c)	6,959	4,504	54.5%	4,454	6,634	(32.9)%
Sold and held for disposition communities NOI	4,205	5,533	(24.0)%	—	911	(100.0)%
Total Non-Mature Communities/Other NOI	20,838	22,810	(8.6)%	22,848	27,548	(17.1)%
Total property NOI	$303,287	$323,006	(6.1)%	$323,006	$317,380	1.8%
(a)	Same-Store consists of 15,609 apartment homes.
(b)	Same-Store consists of 15,723 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income/(loss) attributable to OP unitholders	$134,229	$102,163	$229,763
Property management	12,326	12,701	11,878
Other operating expenses	16,138	9,488	8,864
Real estate depreciation and amortization	143,005	139,975	143,481
General and administrative	17,987	18,014	16,889
Casualty-related charges/(recoveries), net	793	853	951
(Gain)/loss on sale of real estate owned	(57,960)	—	(75,507)
(Income)/loss from unconsolidated entities	5,543	8,313	(43,496)
Interest expense	29,357	29,667	22,835
Net income/(loss) attributable to noncontrolling interests	1,869	1,832	1,722
Total property NOI	$303,287	$323,006	$317,380

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2019 and held as of December 31, 2020) consisted of 15,609 apartment homes and provided 93.1% of our total NOI for the year ended December 31, 2020.

NOI for our Same-Store Community properties decreased 5.9%, or $17.7 million, for the year ended December 31, 2020 compared to 2019. The decrease in property NOI was primarily attributable to a 3.1%, or $12.7 million, decrease in property rental income and a 4.9%, or $5.0 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $6.1 million increase in our reserve on multifamily tenant lease receivables, a $5.9 million increase in rent concessions and a $4.7 million increase in economic occupancy loss, partially offset by a 0.8%, or $3.1 million, increase in rental rates and a 2.0%, or $0.9 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased 0.8% to 96.0% and total monthly income per occupied home decreased 2.4% to $2,173.

The increase in operating expenses was primarily driven by a 15.9%, or $2.6 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 9.0%, or $2.0 million, decrease in personnel expense as a result of fewer employees, and a 7.8%, or $3.0 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 72.3% and 74.4% for the years ended December 31, 2020 and 2019, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

The remaining 6.9%, or $20.8 million, of our total NOI during the year ended December 31, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 8.6%, or $2.0 million, for the year ended December 31, 2020 as compared to 2019. The decrease was primarily driven by a decrease in NOI of $4.3 million from stabilized, non-mature communities, and a decrease of $1.3 million from sold and held for disposition communities, partially offset by an increase of $2.5 million from non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during 2020, and an increase of $1.2 million from acquired communities.

Other Operating Expense

For the year ended December 31, 2020, other operating expense increased by 70.1%, or $6.7 million, as compared to 2019, which was primarily due to higher ground lease expense in 2020 as a result of a rent reset provision on one of our ground leases.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2020, the Operating Partnership recognized a gain of $58.0 million on the sale of an operating community in Alexandria, Virginia with a total of 332 apartment homes. During the year ended December 31, 2019, the Operating Partnership did not recognize any gains on the sale of real estate.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2021	2022-2023	2024-2025	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$99,500	$99,500
Interest on debt obligations (a)	2,475	4,950	4,950	10,593	22,968
Operating lease obligations — ground leases (b)	12,442	24,884	24,884	442,778	504,988
Operating lease obligations — equipment leases	179	370	386	813	1,748
	$15,096	$30,204	$30,220	$553,684	$629,204
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2020.
(b)	For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2020. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2020, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Executive Officers” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2021 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 7, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.06	Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018).	Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

3.07	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

3.08	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.09	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.11	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.12	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.13	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit	Description	Location
3.14	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.15	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

3.16	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

3.17	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

3.18	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

3.19	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 16, 2020.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

Exhibit	Description	Location
4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.10	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.11	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.12	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.13

First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

4.15	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.17	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.18	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.19	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.20	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.21	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.23	Description of UDR, Inc’s Securities.	Exhibit 4.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.24	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020.

4.25	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020.

4.26	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Filed herewith.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.7 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Exhibit	Description	Location
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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.14	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.15*	Class 1 LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.16*	Notice of Class 2 LTIP Unit Award.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.17*	Notice of Restricted Stock Unit Award.	Exhibit 10.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Exhibit	Description	Location
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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.19	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.20	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.21	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.22	Class 1 Performance LTIP Unit Award Agreement.	Filed herewith.

10.23	Class 2 Performance LTIP Unit Award Agreement.	Filed herewith.

10.24	Class 2 Performance LTIP Unit Award Agreement, STI.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

Exhibit	Description	Location
32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 18, 2021	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Jon A. Grove
Tracy L. Hofmeister	Jon A. Grove
Senior Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

/s/ Diane M. Morefield
Diane M. Morefield
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P.

	By:	UDR, Inc., its sole general partner

Date: February 18, 2021	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer of the General Partner	Director of the General Partner
(Principal Executive Officer)

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director of the General Partner
of the General Partner (Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Jon A. Grove
Tracy L. Hofmeister	Jon A. Grove
Senior Vice President – Chief Accounting Officer of the General Partner	Director of the General Partner
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director of the General Partner	Director of the General Partner

/s/ Robert A. McNamara
Robert A. McNamara
Director of the General Partner

/s/ Mark R. Patterson
Mark R. Patterson
Director of the General Partner

/s/ Diane M. Morefield
Diane M. Morefield
Director

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc.  (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indicators of Impairment of Real Estate Owned and Investment in Unconsolidated Joint Ventures
Description of the Matter

At December 31, 2020, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $8.5 billion and $600.2 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2020, the Company did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated joint ventures.

Auditing the Company’s evaluation for indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its real estate owned or that the value of its investment in unconsolidated joint ventures may be other than temporarily impaired. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the asset impairment evaluation process. This included testing controls over management’s determination and review of the considerations used in the impairment indicator analysis.

Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquires of management, considered historical operating results and the current market conditions, performed an independent assessment using both internally and externally available information, read the minutes of the meetings of the Board of Directors, and reviewed the Company’s development and redevelopment costs.

Accounting for acquisitions of real estate investment properties
Description of the Matter

During 2020, the Company acquired real estate investment properties, including one real estate investment property for which the Company held a previous unconsolidated equity interest. These transactions were accounted for as asset acquisitions. The aggregate increase in real estate and other assets due to these acquisitions was approximately $422.0 million. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

Auditing the Company’s acquisition of real estate investment properties is complex and requires a higher degree of auditor judgment due to the significant assumptions that are utilized in the determination of the relative fair values of the assets acquired. The significant assumptions used in management’s analysis to estimate the fair value of these components includes capitalization rates, market comparable prices for similar land parcels, market rental rates, leasing commission rates as well as the time it would take to lease any acquired buildings that were vacant at acquisition.

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

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2021

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Real estate owned:
Real estate held for investment	$12,706,940	$12,532,324
Less: accumulated depreciation	(4,590,577)	(4,131,330)
Real estate held for investment, net	8,116,363	8,400,994
Real estate under development (net of accumulated depreciation of $1,010 and $23, respectively)	246,867	69,754
Real estate held for disposition (net of accumulated depreciation of $13,779 and $0, respectively)	102,876	—
Total real estate owned, net of accumulated depreciation	8,466,106	8,470,748
Cash and cash equivalents	1,409	8,106
Restricted cash	22,762	25,185
Notes receivable, net	157,992	153,650
Investment in and advances to unconsolidated joint ventures, net	600,233	588,262
Operating lease right-of-use assets	200,913	204,225
Other assets	188,118	186,296
Total assets	$9,637,533	$9,636,472

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$862,147	$1,149,441
Unsecured debt, net	4,114,401	3,558,083
Operating lease liabilities	195,592	198,558
Real estate taxes payable	29,946	29,445
Accrued interest payable	44,760	45,199
Security deposits and prepaid rent	49,008	48,353
Distributions payable	115,795	109,382
Accounts payable, accrued expenses, and other liabilities	110,999	90,032
Total liabilities	5,522,648	5,228,493

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	856,294	1,018,665

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,780,994 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	44,764	46,200
Series F; 14,440,519 and 14,691,274 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
296,611,579 and 294,588,305 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,966	2,946
Additional paid-in capital	5,881,383	5,781,975
Distributions in excess of net income	(2,685,770)	(2,462,132)
Accumulated other comprehensive income/(loss), net	(9,144)	(10,448)
Total stockholders’ equity	3,234,200	3,358,542
Noncontrolling interests	24,391	30,772
Total equity	3,258,591	3,389,314
Total liabilities and equity	$9,637,533	$9,636,472

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental income	$1,236,096	$1,138,138	$1,035,105
Joint venture management and other fees	5,069	14,055	11,754
Total revenues	1,241,165	1,152,193	1,046,859
OPERATING EXPENSES:
Property operating and maintenance	201,944	178,947	169,078
Real estate taxes and insurance	180,450	150,888	133,912
Property management	35,538	32,721	28,465
Other operating expenses	22,762	13,932	12,100
Real estate depreciation and amortization	608,616	501,257	429,006
General and administrative	49,885	51,533	46,983
Casualty-related charges/(recoveries), net	2,131	474	2,121
Other depreciation and amortization	10,013	6,666	6,673
Total operating expenses	1,111,339	936,418	828,338
Gain/(loss) on sale of real estate owned	119,277	5,282	136,197
Operating income	249,103	221,057	354,718

Income/(loss) from unconsolidated entities	18,844	137,873	(5,055)
Interest expense	(202,706)	(170,917)	(134,168)
Interest income and other income/(expense), net	6,274	15,404	6,735
Income/(loss) before income taxes	71,515	203,417	222,230
Tax (provision)/benefit, net	(2,545)	(3,838)	(688)
Net income/(loss)	68,970	199,579	221,542
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,543)	(14,426)	(18,215)
Net (income)/loss attributable to noncontrolling interests	(161)	(188)	(221)
Net income/(loss) attributable to UDR, Inc.	64,266	184,965	203,106
Distributions to preferred stockholders — Series E (Convertible)	(4,230)	(4,104)	(3,868)
Net income/(loss) attributable to common stockholders	$60,036	$180,861	$199,238

Income/(loss) per weighted average common share:
Basic	$0.20	$0.63	$0.74
Diluted	$0.20	$0.63	$0.74

Weighted average number of common shares outstanding:
Basic	294,545	285,247	268,179
Diluted	294,927	286,015	269,483

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income/(loss)	$68,970	$199,579	$221,542
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(3,382)	(8,437)	4,806
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	4,827	(2,770)	(1,948)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,445	(11,207)	2,858
Comprehensive income/(loss)	70,415	188,372	224,400
Comprehensive (income)/loss attributable to noncontrolling interests	(4,845)	(13,788)	(18,680)
Comprehensive income/(loss) attributable to UDR, Inc.	$65,570	$174,584	$205,720

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	203,106	—	—	203,106
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	175	175
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,305	7,305
Other comprehensive income/(loss)	—	—	—	—	2,614	—	2,614
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	(507)	—	—	—	(508)
Issuance of common shares through public offering, net	—	72	299,753	—	—	—	299,825
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	13,324	—	—	—	13,328
Common stock distributions declared ($1.29 per share)	—	—	—	(348,079)	—	—	(348,079)
Preferred stock distributions declared-Series E ($1.3968 per share)	—	—	—	(3,868)	—	—	(3,868)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(43,552)	—	—	(43,552)
Balance at December 31, 2018	46,201	2,755	4,920,732	(2,063,996)	(67)	17,152	2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	184,965	—	—	184,965
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	125	125
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	13,370	13,370
Other comprehensive income/(loss)	—	—	—	—	(10,381)	—	(10,381)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,088	—	—	—	2,088
Issuance of common shares through public offering, net	—	158	725,157	—	—	—	725,315
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	33	133,998	—	—	—	134,031
Common stock distributions declared ($1.37 per share)	—	—	—	(395,113)	—	—	(395,113)
Preferred stock distributions declared-Series E ($1.4832 per share)	—	—	—	(4,104)	—	—	(4,104)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(183,884)	—	—	(183,884)
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	64,266	—	—	64,266
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	99	99
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(6,355)	(6,355)
Other comprehensive income/(loss)	—	—	—	—	1,304	—	1,304
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,886	—	—	—	2,887
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Issuance of common shares through public offering, net	—	21	102,213	—	—	—	102,234
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,663	—	—	—	12,666
Common stock distributions declared ($1.44 per share)	—	—	—	(425,233)	—	—	(425,233)
Repurchase of common shares		(6)	(19,789)	—	—	—	(19,795)
Preferred stock distributions declared-Series E ($1.5592 per share)	—	—	—	(4,230)	—	—	(4,230)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	143,741	—	—	143,741
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income/(loss)	$68,970	$199,579	$221,542
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	618,629	507,923	435,679
(Gain)/loss on sale of real estate owned	(119,277)	(5,282)	(136,197)
(Income)/loss from unconsolidated entities	(18,844)	(137,873)	5,055
Return on investment in unconsolidated joint ventures	20,664	5,179	4,248
Amortization of share-based compensation	19,616	24,330	14,244
Loss on extinguishment of debt, net	49,190	29,594	3,299
Other	12,193	10,364	1,699
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(44,670)	(10,956)	(13,880)
Increase/(decrease) in operating liabilities	(2,155)	7,846	24,987
Net cash provided by/(used in) operating activities	604,316	630,704	560,676

Investing Activities
Acquisition of real estate assets	(407,829)	(1,370,770)	—
Proceeds from sales of real estate investments, net	277,886	38,000	247,031
Development of real estate assets	(121,240)	(25,401)	(150,238)
Capital expenditures and other major improvements — real estate assets	(163,105)	(167,188)	(112,359)
Capital expenditures — non-real estate assets	(11,008)	(17,159)	(4,850)
Investment in unconsolidated joint ventures	(76,073)	(93,059)	(112,025)
Distributions received from unconsolidated joint ventures	49,342	72,441	42,683
Purchase deposits on pending acquisitions	(1,530)	(12,160)	(1,000)
Repayment/(issuance) of notes receivable, net	(7,285)	(111,391)	(22,790)
Net cash provided by/(used in) investing activities	(460,842)	(1,686,687)	(113,548)

Financing Activities
Payments on secured debt	(425,839)	(162,253)	(279,243)
Proceeds from the issuance of secured debt	160,930	162,500	80,000
Payments on unsecured debt	(300,000)	(700,000)	—
Net proceeds from the issuance of unsecured debt	959,419	1,099,816	299,994
Net proceeds/(repayment) of commercial paper	(110,000)	198,885	(198,885)
Net proceeds/(repayment) of revolving bank debt	11,441	16,567	(21,751)
Proceeds from the issuance of common shares through public offering, net	102,234	725,315	299,825
Repurchase of common shares	(19,795)	—	(19,988)
Distributions paid to redeemable noncontrolling interests	(32,038)	(31,580)	(32,457)
Distributions paid to preferred stockholders	(4,217)	(4,063)	(3,836)
Distributions paid to common stockholders	(419,350)	(383,079)	(342,241)
Payment of prepayment and extinguishment costs	(62,645)	(27,782)	(3,178)
Other	(12,734)	(13,943)	(38,307)
Net cash provided by/(used in) financing activities	(152,594)	880,383	(260,067)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(9,120)	(175,600)	187,061
Cash, cash equivalents, and restricted cash, beginning of year	33,291	208,891	21,830
Cash, cash equivalents, and restricted cash, end of year	$24,171	$33,291	$208,891

Supplemental Information:
Interest paid during the period, net of amounts capitalized, and cash paid for operating leases	$172,326	$169,558	$132,466
Cash paid/(refunds received) for income taxes	1,029	1,519	625
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$14,700	$288,108	$—
Transfer of investment in and advances to unconsolidated joint ventures to joint venture member	—	60,625	—
Secured debt assumed in the consolidation of unconsolidated joint ventures	—	551,800	—
Acquisition of intellectual property in exchange for cancellation of secured note receivable	2,250	—
Recognition of allowance for credit losses	2,182	—
Recognition of operating lease right-of-use assets	—	94,349	—
Recognition of operating lease liabilities	—	88,336	—
Right-of-use assets obtained in exchange for operating lease liabilities remeasurement	—	111,055	—
Vesting of LTIP Units	23,501	14,742	4,397
Development costs and capital expenditures incurred, but not yet paid	31,387	16,635	10,304

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

	Year Ended December 31,
	2020	2019	2018
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (303,146 shares in 2020; 3,165,780 shares in 2019; and 348,057 shares in 2018)	12,666	134,031	13,328
Dividends declared, but not yet paid	115,795	109,382	97,666

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$8,106	$185,216	$2,038
Restricted cash	25,185	23,675	19,792
Total cash, cash equivalents, and restricted cash as shown above	$33,291	$208,891	$21,830
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$1,409	$8,106	$185,216
Restricted cash	22,762	25,185	23,675
Total cash, cash equivalents, and restricted cash as shown above	$24,171	$33,291	$208,891

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2020, our consolidated apartment portfolio consisted of 149 consolidated communities located in 21 markets consisting of 48,283 apartment homes. In addition, the Company has an ownership interest in 5,295 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,165 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2020 and 2019, there were 184.8 million and 184.1 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million, or 95.3% and 176.2 million, or 95.7%, respectively, were owned by UDR and 8.6 million, or 4.7% and 7.9 million, or 4.3%, respectively, were owned by outside limited partners. As of December 31, 2020 and 2019, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.7 million, or 57.8% and 18.4 million, or 56.8%, respectively, were owned by UDR (including 13.5 million DownREIT Units, or 41.6% and 13.5 million, or 41.6%, that were held by the Operating Partnership as of December 31, 2020 and 2019, respectively) and 13.7 million, or 42.2% and 14.0 million, or 43.2%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships and Note 7, Secured and Unsecured Debt, net.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Company on January 1, 2022; however, early adoption of the ASU is permitted on January 1, 2021. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

Quarterly or when changes in circumstances warrant, UDR will assess our real estate properties for indicators of impairment. The judgments regarding the existence of impairment indicators are based on certain factors. Such factors include, among other things, operational performance, market conditions, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

If a real estate property has indicators of impairment, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.

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

For the years ended December 31, 2020, 2019 and 2018, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2020, 2019, and 2018 were $12.0 million, $8.4 million and $7.5 million, respectively. During the years ended December 31, 2020, 2019, and 2018, total interest capitalized was $7.0 million, $5.1 million and $10.6 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with maturities of three months or less when

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the year ended December 31, 2020, the Company recorded $0.7 million of credit losses on the Consolidated Statements of Operations.

The Company has made the optional election provided by the standard not to measure allowance for credit losses for accrued interest receivables as the Company writes off any uncollectible accrued interest receivables in a timely manner. The Company periodically evaluates the collectability of its accrued interest receivables. A write-off is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

recorded when the Company concludes that all or a portion of its accrued interest receivable balance is no longer collectible.

Notes Receivable

Notes receivable relate to financing arrangements which are typically secured by real estate, real estate related projects or other assets. Certain of the loans we extend may include characteristics such as options to purchase the project within a specific time window following expected project completion. These characteristics can cause the loans to fall under the definition of a variable interest entity (“VIE”), and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. The Company has concluded that it is not the primary beneficiary of the borrowing entities.

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

The following table summarizes our Notes receivable, net as of December 31, 2020 and 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2020	2020	2019
Note due October 2020 (a)	8.00%	$—	$2,250
Note due February 2021 (b)	N/A	4,000	—
Note due May 2022 (c)	8.00%	20,000	20,000
Note due October 2022 (d)	4.75%	115,000	115,000
Note due January 2023 (e)	10.00%	19,685	16,400
Notes Receivable		158,685	153,650
Allowance for credit losses		(693)	—
Total notes receivable, net		$157,992	$153,650
(a)	In March 2020, the Company entered into a purchase agreement to acquire all of the unaffiliated third party’s intellectual property in exchange for cancellation of the secured note and accrued interest. All property acquired was recorded in Other assets on the Consolidated Balance Sheets.
(b)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. No interest is due on the promissory note and the note matures in February 2021.

In January 2021, the unaffiliated third party repaid the $4.0 million promissory note.

(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, all of which has been funded. The note is secured by a parcel of land and related land improvements.

In September 2020, the developer defaulted on the loan. As a result of the default, the Company expects to take title to the property pursuant to a deed in lieu of foreclosure. At that time, the Company will reclassify the related balance as Real estate owned on the Consolidated Balance Sheet and anticipates recording a minor gain on extinguishment of the secured note based upon the property’s fair market value on the date of the title transfer.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gave the Company the option to acquire the community at a fixed price of $170.0 million. In August 2020, the Company exercised the purchase option. The purchase is expected to close in 2021. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy was issued, which was July 2020. Upon modification, the loan would be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.
(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $19.7 million has been funded, including $3.3 million funded during the year ended December 31, 2020. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

During 2020, the terms of this secured note were amended to increase the aggregate commitment from $16.4 million to $20.0 million, to extend the maturity date of the note to January 2023 and to provide that the April 2020 through July 2020 interest payments are deferred and paid when the note matures.

In January 2021, the terms of this secured note were amended to increase the aggregate commitment from $20.0 million to $22.0 million. Interest payments are due monthly and the maturity date of the note remains in January 2023.

The Company recognized $9.1 million, $5.5 million, and $4.1 million of interest income and zero, $8.5 million, and zero of promoted interest from notes receivable during the years ended December 31, 2020, 2019, and 2018, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2020 and 2019, the Company did not determine any of our joint ventures or partnerships to be VIEs.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2020 and 2019, UDR’s net deferred tax asset/(liability) was $(3.2) million and $(1.6) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2020. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2017 through 2019 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Stock-Based Employee Compensation Plans

The Company measures the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognizes the cost as stock-based compensation expense over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. For performance based awards, the Company remeasures the fair value based on the estimated achievement of the performance criteria each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. Stock-based compensation expense is only recognized for performance based awards that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. Stock-based compensation expense associated with awards is updated for actual forfeitures. The fair value for market based awards issued by the Company is calculated utilizing a Monte Carlo simulation and the fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For further discussion, see Note 10, Employee Benefit Plans.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2020, 2019, and 2018, total advertising expense was $7.9 million, $6.5 million, and $6.7 million, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2020, 2019, and 2018, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $(0.8) million, and $0.2 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

During the year ended December 31, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $13.5 million of multifamily tenant lease receivables and approximately $6.0 million of retail tenant lease receivables (inclusive of $3.3 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $18.4 million reduction to Rental income and a $1.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recorded an impairment charge of $3.1 million on its investment in equity securities of a non-core investment. The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the year ended December 31, 2020.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

December 31, 2020, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California; Metropolitan D.C., New York, New York and Boston, Massachusetts markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2020, the Company owned and consolidated 149 communities in 13 states plus the District of Columbia totaling 48,283 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Land	$2,139,765	$2,164,032
Depreciable property — held and used:
Land improvements	233,823	224,964
Building, improvements, and furniture, fixtures and equipment	10,292,782	10,102,758
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	73,702	29,226
Building, improvements, and furniture, fixtures and equipment	174,175	40,551
Real estate held for disposition:
Land and land improvements	15,184	—
Building, improvements, and furniture, fixtures and equipment	101,471	—
Real estate owned	13,071,472	12,602,101
Accumulated depreciation (a)	(4,605,366)	(4,131,353)
Real estate owned, net	$8,466,106	$8,470,748
(a)	Accumulated depreciation is inclusive of $5.8 million of accumulated amortization related to real estate intangible assets.

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

In November 2020, the Company acquired a 672 apartment home operating community located in Tampa, Florida for approximately $122.5 million. The Company increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Company acquired a 400 apartment home operating community located in Herndon, Virginia for approximately $128.6 million. The Company increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

In January 2021, the Company acquired a 300 apartment home operating community located in Franklin, Massachusetts for approximately $77.4 million. In connection with the acquisition, the Company assumed a 4.39% fixed rate mortgage note payable secured by the community with an outstanding balance of approximately $51.8 million. The note is interest only until February 2024 and after such date payments will be based on a 30-year amortization schedule until its maturity in January 2029.

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

DECEMBER 31, 2020

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Dispositions

In May 2020, the Company sold an operating community located in Bellevue, Washington with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million which was repaid in January 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

In October 2020, the Company sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

In February 2021, the Company sold an operating community in Anaheim, California with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

In June 2019, the Company sold a parcel of land located in Los Angeles, California for $38.0 million, resulting in a gain of approximately $5.3 million. Prior to the sale, the parcel of land was subject to a ground lease, under which UDR was the lessor, scheduled to expire in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. During the second quarter of 2019, the lessee exercised the purchase option resulting in this sale by the Company and the ground lease being terminated.

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

Developments

At December 31, 2020, the Company was developing five wholly-owned communities totaling 1,378 homes, 202 of which have been completed, in which we have an investment of $247.9 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2020	2021	2022	2023	2024	2025	Thereafter
Real estate intangible assets, net (a)	$34,782	$2,840	$2,740	$2,643	$2,525	$2,436	$21,598
In-place lease intangible assets, net (b)	2,631	553	518	403	375	318	464
Total	$37,413	$3,393	$3,258	$3,046	$2,900	$2,754	$22,062

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $5.8 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the year ended December 31, 2020, $3.1 million of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $6.0 million in Other assets on the Consolidated Balance Sheets. For the year ended December 31, 2020, $46.1 million was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

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

DECEMBER 31, 2020

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the communities held by the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2020 and 2019 (dollars in thousands):

		Number of	Number of
		Operating	Apartment
		Communities	Homes	Investment at		UDR’s Ownership Interest		Income/(loss) from investments
	Location of	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Venture	Properties	2020	2020	2020	2019	2020	2019	2020	2019	2018
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$26,426	$28,812	50.0%	50.0%	$(2,639)	$(2,108)	$(2,750)
UDR/MetLife II	Various	7	1,250	151,353	150,893	50.0%	50.0%	(1,044)	117,574	2,954
Other UDR/MetLife Joint Ventures (h)	Various	5	1,437	82,072	98,441	50.6%	50.6%	(10,444)	(6,349)	(7,639)
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	293	30,080	34,907	47.0%	47.0%	(325)	(993)	(237)
Sold Joint Ventures				—	—	—%	—%	—	6,123	(7,694)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and other investments				$289,931	$313,053			$(14,452)	$114,247	$(15,366)

					Investment at		Income/(loss) from investments
Developer Capital Program			Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Other Investments (a)	Location	Rate	Maturity	Commitment (b)	2020	2019	2020	2019	2018
Preferred equity investments:
West Coast Development Joint Ventures (c)	Hillsboro, OR	6.5%	N/A	$—	$—	$17,064	$(46)	$(447)	$865
1532 Harrison	San Francisco, CA	11.0%	1.5	24,645	34,135	30,585	3,519	3,147	2,228
1200 Broadway (d)	Nashville, TN	8.0%	1.7	55,558	69,330	63,958	5,309	4,888	2,970
Junction	Santa Monica, CA	12.0%	1.6	8,800	11,699	10,379	1,321	1,169	406
1300 Fairmount (d)	Philadelphia, PA	Variable	2.6	51,393	59,544	51,215	4,843	3,098	159
Essex	Orlando, FL	12.5%	2.6	12,886	16,770	14,804	1,965	1,639	258
Modera Lake Merritt (d)	Oakland, CA	9.0%	3.2	27,250	30,928	22,653	2,592	1,067	—
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	4.1	20,059	17,919	—	763	—	—
Vernon Boulevard (f)	Queens, NY	13.0%	4.5	40,000	42,360	—	2,348	—	—
Other investments:
The Portals (g)	Washington, D.C.	11.0%	N/A	—	—	48,181	5,745	5,012	3,692
Other investment ventures	N/A	N/A	N/A	$34,500	22,870	13,598	4,937	4,053	(267)
Total Preferred Equity Investments and Other Investments					305,555	272,437	33,296	23,626	10,311

Total Joint Ventures and Developer Capital Program Investments, net (h)					$595,486	$585,490	$18,844	$137,873	$(5,055)
(a)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(b)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(c)	In January 2020, the Company increased its ownership interest from 49% to 100% in a 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. As a result, in January 2020, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned).

In January 2021, the joint venture sold its remaining community, a 293 home operating community in Los Angeles, California, for a sales price of approximately $121.0 million. As a result, the Company will record a gain on the sale of approximately $2.5 million in the first quarter of 2021.

(d)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(e)	In February 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 142 apartment home community in Thousand Oaks, CA. The Company’s preferred equity

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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
(f)	In July 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 534 apartment home community in Queens, New York. The Company’s preferred equity investment of $40.0 million earns a preferred return of 13.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(g)	The Company previously entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture made a mezzanine loan to a third-party developer of a 373-apartment home community in Washington, D.C. In December 2020, the mezzanine loan was paid in full and the Company redeemed its investment. The Company received cash of $53.7 million, consisting of its investment of $38.6 million and contractually accrued interest of $15.1 million.
(h)	As of December 31, 2020 and 2019, the Company’s negative investment in 13th and Market Properties LLC of $4.7 million and $2.8 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.

In January 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 356 apartment home community in Herndon, Virginia. The Company’s preferred equity investment of $30.2 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of December 31, 2020 and 2019, the Company had deferred fees of $8.4 million and $9.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $5.1 million, $14.0 million, and $11.6 million during the years ended December 31, 2020, 2019, and 2018, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2020, 2019, and 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

						Developer
			Other	West Coast	Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife	Development	Excluding	and Other
Year Ended December 31, 2020	MetLife I	MetLife II	Joint Ventures	Joint Ventures	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,480	$56,274	$57,781	$8,668	$132,203	$16,189	$148,392
Property operating expenses	4,978	21,951	22,870	4,477	54,276	8,232	62,508
Real estate depreciation and amortization	5,980	18,912	35,454	3,338	63,684	3,495	67,179
Operating income/(loss)	(1,478)	15,411	(543)	853	14,243	4,462	18,705
Interest expense	(3,075)	(15,386)	(17,457)	(1,344)	(37,262)	(3,121)	(40,383)
Other income/(loss)	—	204	—	63	267	35	302
Net realized/unrealized gain/(loss) on held investments	—	—	—	—	—	36,141	36,141
Net income/(loss)	$(4,553)	$229	$(18,000)	$(428)	$(22,752)	$37,517	$14,765

Condensed Balance Sheets:
Total real estate, net	$114,192	$650,593	$589,822	$—	$1,354,607	$550,198	$1,904,805
Real estate assets held for sale	—	—	—	88,458	88,458	—	88,458
Cash and cash equivalents	2,585	4,369	7,049	—	14,003	8,275	22,278
Other assets	1,622	14,133	6,214	—	21,969	128,925	150,894
Total assets	118,399	669,095	603,085	88,458	1,479,037	687,398	2,166,435
Third party debt, net	70,946	416,364	454,153	—	941,463	247,247	1,188,710
Liabilities held for sale	—	—	—	55,440	55,440	—	55,440
Accounts payable and accrued liabilities	3,507	6,764	8,593	—	18,864	21,692	40,556
Total liabilities	74,453	423,128	462,746	55,440	1,015,767	268,939	1,284,706
Total equity	$43,946	$245,967	$140,339	$33,018	$463,270	$418,459	$881,729

						Developer
			Other	West Coast	Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife	Development	Excluding	and Other
Year Ended December 31, 2019	MetLife I	MetLife II	Joint Ventures	Joint Ventures	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,834	$151,226	$102,888	$14,058	$278,006	$11,242	$289,248
Property operating expenses	4,533	54,445	39,542	6,829	105,349	3,432	108,781
Real estate depreciation and amortization	5,787	44,077	50,579	5,440	105,883	—	105,883
Gain/(loss) on sale of real estate (a)	—	—	115,516	—	115,516	—	115,516
Operating income/(loss)	(486)	52,704	128,283	1,789	182,290	7,810	190,100
Interest expense	(3,070)	(44,825)	(27,647)	(4,656)	(80,198)	—	(80,198)
Net gain/(loss) on revaluation of assets and liabilities (b)	—	458,195	25,711	—	483,906	—	483,906
Other income/(loss)	—	—	—	159	159	(68)	91
Net realized/unrealized gain/(loss) on held investments	—	—	—	—	—	26,417	26,417
Net income/(loss)	$(3,556)	$466,074	$126,347	$(2,708)	$586,157	$34,159	$620,316

Condensed Balance Sheets:
Total real estate, net	$120,055	$663,492	$621,335	$140,224	$1,545,106	$355,975	$1,901,081
Cash and cash equivalents	2,317	4,208	7,973	5,692	20,190	9,633	29,823
Other assets	1,053	9,777	5,400	1,305	17,535	155,406	172,941
Total assets	123,425	677,477	634,708	147,221	1,582,831	521,014	2,103,845
Third party debt, net	70,890	425,303	454,972	90,498	1,041,663	106,385	1,148,048
Accounts payable and accrued liabilities	4,037	9,303	9,757	3,440	26,537	28,577	55,114
Total liabilities	74,927	434,606	464,729	93,938	1,068,200	134,962	1,203,162
Total equity	$48,498	$242,871	$169,979	$53,283	$514,631	$386,052	$900,683
(a)	Represent the gains on the sale of three operating communities at the UDR/KFH joint venture level.
(b)

Represent the net gains on the revaluation of the assets and liabilities to fair value of 15 operating communities at the UDR/MetLife II joint venture level and one development community and four land parcels at the UDR/MetLife Vitruvian Park® joint venture level prior to their distribution to the Company or MetLife in November 2019. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

net gain on revaluation of assets and liabilities to fair value was recognized at the joint venture level as the respective joint ventures distributed their equity interests in the real estate to the Company or MetLife at fair value.

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

						Developer		UDR/
			Other	West Coast	Total	Capital Program		MetLife
For the	UDR/	UDR/	UDR/MetLife	Development	Excluding	and Other		Vitruvian
Year Ended December 31, 2018	MetLife I	MetLife II	Joint Ventures	Joint Ventures	DCP	Investments	Total	Park®
Condensed Statements of Operations:
Total revenues	$3,187	$158,738	$108,766	$16,392	$287,083	$5,977	$293,060	$26,096
Property operating expenses	3,066	56,403	44,048	8,830	112,347	1,789	114,136	13,732
Real estate depreciation and amortization	3,392	44,721	59,419	7,679	115,211	—	115,211	9,495
Operating income/(loss)	(3,271)	57,614	5,299	(117)	59,525	4,188	63,713	2,869
Interest expense	(1,872)	(49,118)	(30,198)	(6,175)	(87,363)	—	(87,363)	(6,051)
Other income/(loss)	—	—	—	148	148	—	148	—
Net income/(loss)	$(5,143)	$8,496	$(24,899)	$(6,144)	$(27,690)	$4,188	$(23,502)	$(3,182)

6. LEASES

Lessee - Ground and Office Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Operating lease right-of-use assets were $200.9 million and $204.2 million, respectively, and the Operating lease liabilities were $195.6 million and $198.6 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.9 years and 44.7 years at December 31, 2020 and 2019, respectively, and the weighted average discount rate was 5.0% at both December 31, 2020 and 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2020 are as follows (dollars in thousands):

Ground Leases
2021	$12,442
2022	12,442
2023	12,442
2024	12,442
2025	12,442
Thereafter	442,778
Total future minimum lease payments (undiscounted)	504,988
Difference between future undiscounted cash flows and discounted cash flows	(309,396)
Total operating lease liabilities (discounted)	$195,592

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

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Lease expense:
Contractual lease expense	$12,821	$8,272
Variable lease expense (a)	119	664
Total operating lease expense (b)(c)	$12,940	$8,936
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.3 million and $3.0 million, respectively, and for the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.2 million and $0.8 million, respectively. Due to the net impact of the amortization, the Company recorded $0.3 million and $0.4 million of total operating lease expense during the year ended December 31, 2020 and 2019, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2020, our apartment home leases generally have initial terms of 12 months or less and represent approximately 97.3% of our total lease revenue. As of December 31, 2020, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 2.7% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

Future minimum lease payments from our retail and commercial leases as of December 31, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2021	$23,970
2022	22,749
2023	20,855
2024	19,132
2025	15,972
Thereafter	70,396
Total future minimum lease payments (a)	$173,074
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.2 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2020 and 2019 (dollars in thousands):

	Principal Outstanding		As of December 31, 2020
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2020	2019	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$824,550	$884,869	3.31%	7.2	11
Credit facilities (b)	—	204,590	—%	—	—
Deferred financing costs and other non-cash adjustments (b)	10,665	33,046
Total fixed rate secured debt, net	835,215	1,122,505	3.31%	7.2	11
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.84%	11.2	1
Deferred financing costs	(68)	(64)
Total variable rate secured debt, net	26,932	26,936	0.84%	11.2	1
Total Secured Debt, net	862,147	1,149,441	3.23%	7.3	12
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (p)	—	—	—%	2.1
Borrowings outstanding under unsecured commercial paper program due January 2021 (e) (p)	190,000	300,000	0.27%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2022 (f)	28,024	16,583	0.97%	1.0
Term Loan due September 2023 (d) (p)	35,000	35,000	1.05%	2.8
Fixed Rate Debt
Term Loan due September 2023 (d) (p)	315,000	315,000	2.55%	2.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $0 and $470, respectively) (g) (p)	—	299,530	—%	—
8.50% Debentures due September 2024	15,644	15,644	8.50%	3.7
4.00% Medium-Term Notes due October 2025 (net of discounts of $327 and $396, respectively) (h) (p)	299,673	299,604	4.53%	4.8
2.95% Medium-Term Notes due September 2026 (i) (p)	300,000	300,000	2.89%	5.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $458 and $529, respectively) (p)	299,542	299,471	3.50%	6.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $835 and $954, respectively) (p)	299,165	299,046	3.50%	7.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $5, respectively) (j) (p)	299,995	299,995	4.27%	8.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $12,412 and $2,281, respectively) (k) (p)	612,412	402,281	3.32%	9.0
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,027 and $1,123, respectively) (l) (p)	398,973	398,877	3.01%	10.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $408 and $0, respectively) (m) (p)	399,592	—	2.10%	11.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,471 and $0, respectively) (n) (p)	348,529	—	1.90%	12.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,221 and $1,309, respectively) (o) (p)	298,779	298,691	3.13%	13.8
Other	10	13
Deferred financing costs	(25,937)	(21,652)
Total Unsecured Debt, net	4,114,401	3,558,083	2.98%	8.1
Total Debt, net	$4,976,548	$4,707,524	2.91%	8.0

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2020, secured debt encumbered $1.4 billion or 10.6% of UDR’s total real estate owned based upon gross book value ($11.7 billion or 89.4% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2020, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.12%.

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

During the years ended December 31, 2020 and 2019, the Company prepaid $111.1 million and zero, respectively, of its fixed rate mortgage notes payable with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $8.5 million, zero and $0.5 million during years ended December 31, 2020, 2019, and 2018, respectively, which was included in Interest expense on the Consolidated Statements of Operations.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the year ended December 31, 2020, the Company prepaid the $201.9 million outstanding balance under its secured credit facility with New York Life with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $9.0 million during the year ended December 31, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

During the years ended December 31, 2020, 2019, and 2018, the Company had $22.4 million, $3.0 million, and $3.0 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $12.9 million and $35.3 million at December 31, 2020 and 2019, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2020, the variable interest rate on the mortgage note was 0.84%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

The Company previously entered into an interest rate swap to hedge against the interest rate risk on the Term Loan, which expired in January 2021. As of December 31, 2020, the all-in weighted average interest rate, inclusive of the impact of the interest rate swap, was 2.55%. In January 2021, the Company entered into three interest rate swaps to hedge against interest rate risk on the Term Loan until July 2022.  The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps, is 1.07%.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of year (1)	—	—
Weighted average daily borrowings during the year ended	42,186	55
Maximum daily borrowings during the year ended	375,000	20,000
Weighted average interest rate during the year ended	1.4%	2.6%
Interest rate at end of the year	—%	—%
(1)	Excludes $2.8 million and $2.9 million of letters of credit at December 31, 2020 and 2019, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of year	190,000	300,000
Weighted average daily borrowings during the year ended	227,090	173,353
Maximum daily borrowings during the year ended	500,000	435,000
Weighted average interest rate during the year ended	0.9%	2.5%
Interest rate at end of the year	0.3%	2.0%

In January 2021, the entire $190.0 million of outstanding unsecured commercial paper as of December 31, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in February 2021 and proceeds under the Working Capital Credit Facility.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of year	28,024	16,583
Weighted average daily borrowings during the year ended	20,132	23,487
Maximum daily borrowings during the year ended	54,974	66,170
Weighted average interest rate during the year ended	1.4%	3.1%
Interest rate at end of the year	1.0%	2.6%

(g) In July 2020, the Company announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”). Pursuant to the tender offer, on July 21, 2020, the Company completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020. The Company incurred net extinguishment costs of $12.8 million during the year ended December 31, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

In December 2020, the Company redeemed the remaining $183.1 million aggregate principal amount of the 2024 Notes. The Company incurred $21.1 million in make-whole expense upon redemption of these notes.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.53%.

(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 2.89%.

(j) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of the initial $300.0 million issued. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.

(k) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. In connection with the additional $100.0 million issued in October 2019, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt.

In February 2020, the Company issued an additional $200.0 million of 3.20% senior unsecured medium-term notes due 2030 (the “2030 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. The notes were priced at 105.660% of the principal amount at issuance. This was a further issuance of the 2030 Notes, and forms a single series with, the $300.0 million aggregate principal amount of the Company’s 2030 Notes that were issued in July 2019 and the $100.0 million aggregate principal amount of the Company’s 2030 Notes that were issued in October 2019.

As of the completion of the offerings, the aggregate principal amount of outstanding 2030 Notes was $600.0 million. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32% for the 2030 Notes.

(l) The Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%.
(m) In July 2020, the Company issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The Company used a portion of the net proceeds to fund the purchase of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million, which was included in Interest expense on the Consolidated Statements of Operations.
(n) In December 2020, the Company issued $350.0 million of 1.90% senior unsecured medium-term notes due March 15, 2033 (the “2033 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15. The notes were priced at 99.578% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including the redemption of the remaining $183.1 million aggregate principal amount (plus the make-whole amount of approximately $21.1 million) of its 2024 Notes, $67.5 million of secured debt maturing in 2023, and outstanding indebtedness under our commercial paper program and working capital credit facility. The 2033 Notes were issued as “green” bonds and, as a result, the Company will allocate an amount equal to the net proceeds from the sale of the 2033 Notes to fund eligible green projects.
(o) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(p) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2020 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2021	$1,097	$—	$1,097	$190,000	(a)	$191,097
2022	1,140	—	1,140	28,024		29,164
2023	1,183	—	1,183	350,000		351,183
2024	95,280	—	95,280	15,644		110,924
2025	173,189	—	173,189	300,000		473,189
2026	51,070	—	51,070	300,000		351,070
2027	1,111	—	1,111	300,000		301,111
2028	122,466	—	122,466	300,000		422,466
2029	144,584	—	144,584	300,000		444,584
2030	72,500	—	72,500	600,000		672,500
Thereafter	160,930	27,000	187,930	1,450,000		1,637,930
Subtotal	824,550	27,000	851,550	4,133,668		4,985,218
Non-cash (b)	10,665	(68)	10,597	(19,267)		(8,670)
Total	$835,215	$26,932	$862,147	$4,114,401		$4,976,548
(a)	All unsecured debt due in the remainder of 2021 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2020 and 2019, the Company amortized $4.4 million and $4.2 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2020.

On February 11, 2021, the Company priced an offering of $300.0 million of 2.10% senior unsecured medium-term notes due 2033. The notes were priced at 99.592% of the principal amount of the notes. The Company intends to use the net proceeds to repay indebtedness, including the redemption of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (plus the make-whole amount and accrued and unpaid interest), to fund potential acquisitions, or for other general corporate purposes. The settlement of the offering is expected to occur on February 26, 2021, subject to the satisfaction of customary closing conditions.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator for income/(loss) per share:
Net income/(loss)	$68,970	$199,579	$221,542
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,543)	(14,426)	(18,215)
Net (income)/loss attributable to noncontrolling interests	(161)	(188)	(221)
Net income/(loss) attributable to UDR, Inc.	64,266	184,965	203,106
Distributions to preferred stockholders — Series E (Convertible)	(4,230)	(4,104)	(3,868)
Income/(loss) attributable to common stockholders - basic and diluted	$60,036	$180,861	$199,238

Denominator for income/(loss) per share:
Weighted average common shares outstanding	294,808	285,509	268,513
Non-vested restricted stock awards	(263)	(262)	(334)
Denominator for basic income/(loss) per share	294,545	285,247	268,179
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	382	768	1,304
Denominator for diluted income/(loss) per share	294,927	286,015	269,483

Income/(loss) per weighted average common share:
Basic	$0.20	$0.63	$0.74
Diluted	$0.20	$0.63	$0.74

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2020, 2019, and 2018, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units, the Company’s Series E preferred stock and shares issuable upon settlement of forward sales agreements was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the year ended December 31, 2020, the Company sold 2.1 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreement described below.

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

During the year ended December 31, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share received by the Company upon settlement was determined on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement.

In December 2020, the Company settled all 2.1 million shares sold under the forward sales agreement at a weighted average forward price per share of $48.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $3.9 million, for net proceeds of $102.3 million. Aggregate net proceeds from such sales, after deducting related expenses, was $102.2 million.

As of December 31, 2020, we had 9.6 million shares of common stock available for future issuance under the ATM program.

During the year ended December 31, 2020, the Company repurchased 0.6 million shares of its common stock at an average price of $33.11 per share for total consideration of approximately $19.8 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
OP/DownREIT Units	22,310	22,773	24,548
Convertible preferred stock	2,950	3,011	3,011
Stock options, unvested LTIP Units and unvested restricted stock	382	768	1,304

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company had the ability to issue 350.0 million shares of common stock and 50.0 million shares of preferred shares as of December 31, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2020, 2019 and 2018:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2017	267,822	2,781	15,852
Issuance/(forfeiture) of common and restricted shares, net	47	—	—
Issuance of common shares upon exercise of stock options	772	—	—
Issuance of common shares through public offering	7,150	—	—
Repurchase of common shares	(593)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	11	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	337	—	—
Forfeiture of Series F shares	—	—	(50)
Balance at December 31, 2018	275,546	2,781	15,802
Issuance/(forfeiture) of common and restricted shares, net	50	—	—
Issuance of common shares through public offering	7,500	—	—
Issuance of common shares though ATM program	6,988	—	—
Issuance of common shares through forward sales agreement	1,339	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	1,969	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,196	—	—
Forfeiture of Series F shares	—	—	(1,111)
Balance at December 31, 2019	294,588	2,781	14,691
Issuance/(forfeiture) of common and restricted shares, net	104	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	2,121	—	—
Repurchase of common shares	(597)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	3	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	300	—	—
Conversion of Series E Cumulative Convertible shares	93	(86)	—
Forfeiture of Series F shares	—	—	(250)
Balance at December 31, 2020	296,612	2,695	14,441

Common Stock

The Company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20.0 million shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. In July 2017, the Company updated its equity distribution agreement to also permit the entry into separate forward sales agreements to or through its forward purchasers. As of December 31, 2020, 9.6 million shares were available for sale under the continuous equity program.

During the year ended December 31, 2020, the Company entered into the following equity transactions for our common stock:

●	Issued 2.1 million shares of common stock through a forward sales agreement under the Company’s ATM program at a forward price per share of $48.23, for aggregate net proceeds of approximately $102.2 million after deducting related expenses;
●	Repurchased 0.6 million shares of common stock at a weighted average price per share of $33.11, for total consideration of approximately $19.8 million

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

●	Issued 0.1 million shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);
●	Issued 0.3 million shares of common stock upon redemption of DownREIT Units, resulting in the forfeiture of 0.3 million Series F Preferred shares; and
●	Converted 0.1 million Series E Cumulative Convertible shares into 0.1 million shares of common stock.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2020, 2019, and 2018 totaled $1.44, $1.37, and $1.29 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2020, 2019, and 2018 were $1.56, $1.48, and $1.40 per share, respectively. The Series E is not listed on any exchange. At December 31, 2020 and 2019, a total of 2,695,363 and 2,780,994, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2020 and 2019, 0.3 million and 1.1 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2020 and 2019, a total of 14.4 million and 14.7 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,444 and $1,469, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 10.0 million shares of Company common stock. Shares in the amount of 11.0 million were reserved for issuance under the Stock Purchase Plan as of December 31, 2020. During the year ended December 31, 2020, UDR acquired all shares issued through the open market.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

As of December 31, 2020, 19.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2020, there were 5.6 million common shares available for issuance under the LTIP.

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

A summary of UDR’s LTIP Units and restricted stock activities during the year ended December 31, 2020 is as follows (shares in thousands):

	LTIP Units		Restricted Stock
				Weighted
		Weighted		Average Fair
		Average Fair		Value Per
	Number of	Value Per	Number	Restricted
	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2019	858	$37.77	248	$37.29
Granted	641	42.64	188	44.16
Vested	(772)	39.29	(174)	36.74
Forfeited	—	—	(25)	45.68
Balance, December 31, 2020	727	$41.58	237	$42.31

As of December 31, 2020, the Company had granted 6.5 million shares of restricted stock and 3.5 million LTIP Units under the LTIP.

Stock Option Plan

The Company has no unexercised stock options outstanding and no remaining compensation expense related to unvested stock options as of December 31, 2020.

During the years ended December 31, 2020, 2019, and 2018, respectively, we did not recognize any net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2020, 2019, and 2018, we recognized $5.3 million, $4.8 million, and $4.3 million of compensation expense, net of capitalization,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $2.4 million and had a weighted average remaining contractual life of 2.4 years as of December 31, 2020.

Short-Term Incentive Compensation

In January 2020, certain officers of the Company were awarded a STI Unit grant under the 2020 Long-Term Incentive Program (“2020 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, or $40.77 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. For the year ended December 31, 2020, we recognized $3.1 million of compensation expense, net of capitalization, related to the amortization of STI Unit awards. As the STI Unit awards vest over a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2020.

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

Long-Term Incentive Compensation

In January 2020, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2020 LTI. For both restricted stock grants and LTIP Unit grants, thirty percent of the 2020 LTI award is based upon FFO as Adjusted over a two-year period and will vest fifty percent on the two-year anniversary and fifty percent on the three-year anniversary. Fifteen percent of the 2020 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2020 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $46.12 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the two-year FFO as Adjusted was valued for compensation expense purposes at $21.24 per unit on the grant date, inclusive of a 7.9% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $22.23 per unit on the grant date, inclusive of a 3.6% discount. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $53.94 per share for the comparable apartment REITs component and $49.35 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $26.18 per unit, inclusive of a 3.6% discount, for the comparable apartment REITs component and $23.98 per unit, inclusive of a 3.6% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.0%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

For the years ended December 31, 2020, 2019, and 2018, we recognized $10.2 million, $12.4 million and $9.9 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $9.8 million and had a weighted average remaining contractual life of 1.6 years as of December 31, 2020.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, was $1.5 million, $1.2 million, and $1.3 million, respectively.

11. INCOME TAXES

For 2020, 2019, and 2018, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2020, 2019 and 2018 (unaudited):

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$1.032	$0.981	$0.774
Qualified ordinary income	0.004	0.004	0.006
Long-term capital gain	0.298	0.021	0.058
Unrecaptured section 1250 gain	0.089	0.063	0.233
Nondividend distributions	—	0.281	0.207
Total	$1.423	$1.350	$1.278

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax (benefit)/provision
Current
Federal	$(148)	$1,466	$220
State	1,374	735	396
Total current	1,226	2,201	616
Deferred
Federal	894	1,266	66
State	451	371	6
Investment tax credit	(26)	—	—
Total deferred	1,319	1,637	72
Total income tax (benefit)/provision	$2,545	$3,838	$688

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Federal and state tax attributes	$6	$22	$28
Other	147	87	70
Total deferred tax assets	153	109	98
Valuation allowance	(23)	(19)	(16)
Net deferred tax assets	130	90	82
Deferred tax liabilities:
Book/tax depreciation and basis	(638)	(367)	—
Other investment ventures	(2,665)	(1,291)	(17)
Other	(67)	(67)	(67)
Total deferred tax liabilities	(3,370)	(1,725)	(84)
Net deferred tax assets/(liabilities)	$(3,240)	$(1,635)	$(2)

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2020, 2019, and 2018 as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$1,240	$2,905	$321
State income tax provision	1,434	1,013	527
Other items	(165)	(139)	(167)
Solar credit amortization	(26)	—	—
ITC basis adjustment	58	56	—
Valuation allowance	4	3	7
Total income tax provision/(benefit)	$2,545	$3,838	$688

As of December 31, 2020, the Company had federal net operating loss carryovers (“NOL”) of $27.1 million expiring in 2032 through 2035 and state NOLs of $66.8 million expiring in 2021 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

The Company’s Tax benefit/(provision), net was $(2.5) million, $(3.8) million and $(0.7) million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease of $1.3 million was primarily attributable to a $2.0 million tax on a promoted interest in 2019 and offset by an increase in state tax of $0.4 million due to the California net operating loss suspension. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2020 and 2019, UDR has no material unrecognized income tax benefits/(provisions), net.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, beginning of year	$1,018,665	$972,740
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(143,741)	183,884
Conversion of OP Units/DownREIT Units to Common Stock	(12,666)	(134,031)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,543	14,426
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(34,149)	(32,270)
Vesting of Long-Term Incentive Plan Units	23,501	14,742
Allocation of other comprehensive income/(loss)	141	(826)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, end of year	$856,294	$1,018,665

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.2) million, $(0.2) million, and $(0.2) million during the years ended December 31, 2020, 2019, and 2018, respectively.

The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2020 and 2019 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$157,992	$170,411	$—	$—	$170,411
Derivatives - Interest rate contracts (b)	2	2	—	2	—
Total assets	$157,994	$170,413	$—	$2	$170,411

Derivatives - Interest rate contracts (c)	$167	$167	$—	$167	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	837,473	854,084	—	—	854,084
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	28,024	28,024	—	—	28,024
Commercial paper program	190,000	190,000	—	—	190,000
Unsecured notes	3,922,314	4,283,045	—	—	4,283,045
Total liabilities	$5,004,978	$5,382,320	$—	$167	$5,382,153

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$856,294	$856,294	$—	$856,294	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

			Fair Value at December 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019 (a)	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$153,650	$160,197	$—	$—	$160,197
Derivatives - Interest rate contracts (c)	6	6	—	6	—
Total assets	$153,656	$160,203	$—	$6	$160,197

Derivatives - Interest rate contracts (c)	$142	$142	$—	$142	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	906,228	898,329	—	—	898,329
Credit facilities	218,490	213,661	—	—	213,661
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	16,583	16,583	—	—	16,583
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	3,263,152	3,397,622	—	—	3,397,622
Total liabilities	$4,731,595	$4,853,337	$—	$142	$4,853,195

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$1,018,665	$1,018,665	$—	$1,018,665	$—
(a)	Balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	See Note 14, Derivatives and Hedging Activity.
(d)	See Note 7, Secured and Unsecured Debt, Net.
(e)	See Note 12, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2020.

Financial Instruments Carried at Fair Value

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate swaps and caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2020, 2019, and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2021, the Company estimates that an additional $1.7 million will be reclassified as an increase to Interest expense.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps (a)	2	$334,880
(a)	In addition to the interest rate swaps summarized above, the Company entered into three additional interest rate swaps with a total notional value of $315.0 million that became effective in January 2021 upon maturity of the $315.0 million notional value interest rate swap summarized above.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2020, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	$2	$6	$167	$142

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018	2020	2019	2018	2020	2019	2018

Interest rate products	$(3,382)	$(8,437)	$4,806	$(4,827)	$2,770	$1,948	$—	$—	$—

	Year Ended
	December 31,
	2020	2019	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations	$202,706	$170,917	$134,168

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the years ended December 31, 2020, 2019, and 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2020 and 2019 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2020	$2	$—	$2	$—	$—	$2

December 31, 2019	$6	$—	$6	$(3)	$—	$3
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2020	$167	$—	$167	$—	$—	$167

December 31, 2019	$142	$—	$142	$(3)	$—	$139
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

15. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at December 31, 2020 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	5	$247,877		$243,623
Joint ventures:
Preferred equity investments	1	17,919	(b)	2,921	(b)
Other investments	-	22,870		19,245
Total		$288,666		$265,789
(a)	Represents UDR’s investment as of December 31, 2020.
(b)	Represents UDR’s investment in and remaining commitment for Thousand Oaks, which is under development as of December 31, 2020.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of December 31, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2020, 2019, and 2018.

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

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2020, 2019, and 2018, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

	Year Ended December 31,
	2020	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$385,959	$402,901	$387,215
Mid-Atlantic Region	211,633	211,401	205,324
Northeast Region	108,073	122,008	119,540
Southeast Region	123,993	120,289	116,011
Southwest Region	65,713	64,970	63,287
Non-Mature Communities/Other	302,920	180,668	111,272
Total segment and consolidated lease revenue	$1,198,291	$1,102,237	$1,002,649

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$11,803	$12,339	$10,738
Mid-Atlantic Region	6,329	7,216	6,357
Northeast Region	2,697	2,760	2,623
Southeast Region	5,395	6,444	6,223
Southwest Region	2,543	2,793	2,664
Non-Mature Communities/Other	9,038	4,349	3,851
Total segment and consolidated other revenue	$37,805	$35,901	$32,456

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$397,762	$415,240	$397,953
Mid-Atlantic Region	217,962	218,617	211,681
Northeast Region	110,770	124,768	122,163
Southeast Region	129,388	126,733	122,234
Southwest Region	68,256	67,763	65,951
Non-Mature Communities/Other	311,958	185,017	115,123
Total segment and consolidated rental income	$1,236,096	$1,138,138	$1,035,105

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$295,065	$315,812	$300,745
Mid-Atlantic Region	152,131	154,082	148,057
Northeast Region	65,553	83,832	84,059
Southeast Region	88,518	88,467	85,219
Southwest Region	42,931	42,210	39,631
Non-Mature Communities/Other	209,504	123,900	74,404
Total segment and consolidated NOI	853,702	808,303	732,115
Reconciling items:
Joint venture management and other fees	5,069	14,055	11,754
Property management	(35,538)	(32,721)	(28,465)
Other operating expenses	(22,762)	(13,932)	(12,100)
Real estate depreciation and amortization	(608,616)	(501,257)	(429,006)
General and administrative	(49,885)	(51,533)	(46,983)
Casualty-related (charges)/recoveries, net	(2,131)	(474)	(2,121)
Other depreciation and amortization	(10,013)	(6,666)	(6,673)
Gain/(loss) on sale of real estate owned	119,277	5,282	136,197
Income/(loss) from unconsolidated entities	18,844	137,873	(5,055)
Interest expense	(202,706)	(170,917)	(134,168)
Interest income and other income/(expense), net	6,274	15,404	6,735
Tax (provision)/benefit, net	(2,545)	(3,838)	(688)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,543)	(14,426)	(18,215)
Net (income)/loss attributable to noncontrolling interests	(161)	(188)	(221)
Net income/(loss) attributable to UDR, Inc.	$64,266	$184,965	$203,106
(a)	Same-Store Community population consisted of 37,607 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2020

The following table details the assets of UDR’s reportable segments as of December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$3,732,329	$3,696,544
Mid-Atlantic Region	2,255,449	2,222,405
Northeast Region	1,507,878	1,500,597
Southeast Region	827,683	806,830
Southwest Region	614,647	600,350
Non-Mature Communities/Other	4,133,486	3,775,375
Total segment assets	13,071,472	12,602,101
Accumulated depreciation	(4,605,366)	(4,131,353)
Total segment assets — net book value	8,466,106	8,470,748
Reconciling items:
Cash and cash equivalents	1,409	8,106
Restricted cash	22,762	25,185
Notes receivable, net	157,992	153,650
Investment in and advances to unconsolidated joint ventures, net	600,233	588,262
Operating lease right-of-use assets	200,913	204,225
Other assets	188,118	186,296
Total consolidated assets	$9,637,533	$9,636,472
(a)	Same-Store Community population consisted of 37,607 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore and Richmond
iii.	Northeast Region — Boston and New York
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

(1)

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners

United Dominion Realty, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indicators of Impairment of Real Estate Owned and Investment in Unconsolidated Entities
Description of the Matter

At December 31, 2020, the Partnership’s real estate owned, net and investment in unconsolidated entities were approximately $2.2 billion and $51.3 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Partnership periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Partnership’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2020, the Partnership did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated entities.

Auditing the Partnership’s evaluation for indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its real estate owned or that the value of its investment in unconsolidated entities may be other than temporarily impaired. Differences or changes in these judgments could have a material impact on the Partnership’s analysis.

How We Addressed the Matter in Our Audit

We tested the Partnership’s internal controls over the asset impairment evaluation process. This included testing controls over management’s determination and review of the considerations used in the impairment indicator analysis.

Our procedures with regards to the Partnership’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquires of management, considered historical operating results and the current market conditions, performed an independent assessment using both internally and externally available information, read the minutes of the meetings of the Board of Directors, and reviewed the Partnership’s development and redevelopment costs.

Accounting for acquisitions of real estate investment properties
Description of the Matter

During 2020, the Partnership acquired real estate investment properties. These transactions were accounted for as asset acquisitions. The aggregate increase in real estate and other assets due to these acquisitions was approximately $251.1 million. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

Auditing the Partnership’s acquisition of real estate investment properties is complex and requires a higher degree of auditor judgment due to the significant assumptions that are utilized in the determination of the relative fair values of the assets acquired. The significant assumptions used in management’s analysis to estimate the fair value of these components includes capitalization rates, market comparable prices for similar land parcels, market rental rates, leasing commission rates as well as the time it would take to lease any acquired buildings that were vacant at acquisition.

How We Addressed the Matter in Our Audit

We tested the Partnership’s internal controls over the acquisition of real estate investment properties and the resulting purchase price allocations. This included testing controls over management’s identification of the assets acquired and liabilities assumed and evaluating the methods and significant assumptions used by the Partnership to develop such estimates.

Our testing of the fair values of the assets acquired included, among others, evaluating the selection of the Partnership’s valuation model and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data. For example, we compared management’s assumptions to observable market transactions and replacement costs associated with the fair value of the land and buildings and improvements. For in-place leases, we compared management’s assumptions to published market data for comparable leases, related leasing commissions and the amount of time it would take to lease up the space to stabilization assuming the space was vacant at acquisition. We involved our real estate valuation specialists to assist in evaluating the significant assumptions listed above. In addition, we performed sensitivity tests on the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2010.

Denver, Colorado

February 18, 2021

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	December 31,	December 31,
	2020	2019
ASSETS
Real estate owned:
Real estate held for investment	$4,043,725	$3,875,160
Less: accumulated depreciation	(1,892,011)	(1,796,568)
Total real estate owned, net of accumulated depreciation	2,151,714	2,078,592
Cash and cash equivalents	26	24
Restricted cash	15,062	13,998
Investment in unconsolidated entities	51,302	76,222
Operating lease right-of-use assets	202,438	205,668
Other assets	37,025	24,241
Total assets	$2,457,567	$2,398,745
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,104	$99,071
Notes payable due to the General Partner	810,700	637,233
Operating lease liabilities	197,135	200,001
Real estate taxes payable	3,107	2,801
Accrued interest payable	205	217
Security deposits and prepaid rent	18,485	17,946
Distributions payable	66,833	63,364
Accounts payable, accrued expenses, and other liabilities	13,566	12,226
Total liabilities	1,209,135	1,032,859

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2020 and December 31, 2019	779	859
Limited partners:
184,724,677 and 183,952,659 OP Units outstanding at December 31, 2020 and December 31, 2019, respectively	1,230,923	1,347,622
Accumulated other comprehensive income/(loss), net	(49)	—
Total partners’ capital	1,231,653	1,348,481
Noncontrolling interests	16,779	17,405
Total capital	1,248,432	1,365,886
Total liabilities and capital	$2,457,567	$2,398,745

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental income	$428,747	$441,773	$431,920

OPERATING EXPENSES:
Property operating and maintenance	69,213	67,710	67,400
Real estate taxes and insurance	56,247	51,057	47,140
Property management	12,326	12,701	11,878
Other operating expenses	16,138	9,488	8,864
Real estate depreciation and amortization	143,005	139,975	143,481
General and administrative	17,987	18,014	16,889
Casualty-related charges/(recoveries), net	793	853	951
Total operating expenses	315,709	299,798	296,603
Gain/(loss) on sale of real estate owned	57,960	—	75,507

Operating income	170,998	141,975	210,824

Income/(loss) from unconsolidated entities	(5,543)	(8,313)	43,496
Interest expense	(2,831)	(1,639)	(8,733)
Interest expense on notes payable due to the General Partner	(26,526)	(28,028)	(14,102)
Net income/(loss)	136,098	103,995	231,485
Net (income)/loss attributable to noncontrolling interests	(1,869)	(1,832)	(1,722)
Net income/(loss) attributable to OP unitholders	$134,229	$102,163	$229,763

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.73	$0.56	$1.25

Weighted average OP Units outstanding - basic and diluted	184,753	184,034	183,609

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income/(loss)	$136,098	$103,995	$231,485
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(49)	—	—
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(49)	—	—
Comprehensive income/(loss)	136,049	103,995	231,485
Comprehensive (income)/loss attributable to noncontrolling interests	(1,869)	(1,832)	(1,722)
Comprehensive income/(loss) attributable to OP unitholders	$134,180	$102,163	$229,763

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

		Limited			Accumulated		Advances
	Class A	Partners	UDR, Inc.		Other	Total	(to)/from
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$—	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	2,221	9,977	217,426	139	—	229,763	—	1,722	231,485
Distributions	(2,328)	(10,718)	(224,637)	(144)	—	(237,827)	—	—	(237,827)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	2,034	4,295	(6,329)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,839	—	—	—	15,839	—	—	15,839
Conversion of Advances (to)/from the General Partner to notes payable	—	—	—	—	—	—	(257,204)	—	(257,204)
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	(140,695)	(839)	(141,534)
Balance at December 31, 2018	69,401	302,545	1,099,174	950	—	1,472,070	—	13,819	1,485,889
Net income/(loss)	971	3,404	97,727	61	—	102,163	—	1,832	103,995
Distributions	(2,396)	(9,063)	(241,207)	(152)	—	(252,818)	—	—	(252,818)
OP Unit redemptions for common shares of UDR	—	(79,010)	79,010	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	13,827	39,638	(53,465)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	27,066	—	—	—	27,066	—	—	27,066
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	—	1,754	1,754
Balance at December 31, 2019	81,803	284,580	981,239	859	—	1,348,481	—	17,405	1,365,886
Net income/(loss)	1,272	4,984	127,893	80	—	134,229	—	1,869	136,098
Distributions	(2,524)	(10,281)	(253,598)	(160)	—	(266,563)	—	—	(266,563)
OP Unit redemptions for common shares of UDR	—	(110)	110	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(13,234)	(30,986)	44,220	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,555	—	—	—	15,555	—	—	15,555
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	(49)	(49)	—	—	(49)
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	—	(2,495)	(2,495)
Balance at December 31, 2020	$67,317	$263,742	$899,864	$779	$(49)	$1,231,653	$—	$16,779	$1,248,432

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income/(loss)	$136,098	$103,995	$231,485
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	143,005	139,975	143,481
(Gain)/loss on sale of real estate owned	(57,960)	—	(75,507)
(Income)/loss from unconsolidated entities	5,543	8,313	(43,496)
Other	5,233	3,534	1,771
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(15,340)	1,084	(3,260)
Increase/(decrease) in operating liabilities	1,104	(1,808)	1,194
Net cash provided by/(used in) operating activities	217,683	255,093	255,668

Investing Activities
Acquisition of real estate assets	(250,727)	—	—
Proceeds from sales of real estate investments, net	143,952	—	98,533
Capital expenditures and other major improvements — real estate assets	(52,641)	(62,397)	(44,227)
Distributions received from unconsolidated entities	19,377	18,491	17,377
Net cash provided by/(used in) investing activities	(140,039)	(43,906)	71,683

Financing Activities
Advances (to)/from the General Partner, net	—	—	(348,381)
Proceeds from the issuance of secured debt	—	72,500	—
Payments on secured debt	—	—	(133,205)
Issuance/(repayment) of notes payable to the General Partner	(61,784)	(272,913)	169,577
Distributions paid to partnership unitholders	(14,783)	(10,064)	(12,705)
Payments of financing costs	(11)	—	—
Other	—	(376)	(1,821)
Net cash provided by/(used in) financing activities	(76,578)	(210,853)	(326,535)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,066	334	816
Cash, cash equivalents, and restricted cash, beginning of year	14,022	13,688	12,872
Cash, cash equivalents, and restricted cash, end of year	$15,088	$14,022	$13,688

Supplemental Information:
Interest paid during the period, net of amounts capitalized, and cash paid for operating leases	$42,423	$38,400	$17,173
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,649	2,913	2,056
Recognition of operating lease right-of-use assets	—	94,174	—
Recognition of operating lease liabilities	—	88,161	—
Right-of-use assets obtained in exchange for new operating lease liabilities remeasurements	—	111,055	—
Right-of-use asset obtained in exchange for new operating lease liability	316	1,443	—
LTIP Unit grants	15,555	27,066	15,839
Distributions declared but not yet paid	66,833	63,364	59,461
Conversion of Advances (to)/from the General Partner to notes payable	—	—	257,204

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$24	$125	$293
Restricted cash	13,998	13,563	12,579
Total cash, cash equivalents, and restricted cash as shown above	$14,022	$13,688	$12,872
Cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	$26	$24	$125
Restricted cash	15,062	13,998	13,563
Total cash, cash equivalents, and restricted cash as shown above	$15,088	$14,022	$13,688

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

1. CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2020, 2019, and 2018, rental revenues of the Operating Partnership represented 35%, 39%, and 42%, respectively, of the General Partner’s consolidated rental revenues. As of December 31, 2020, the Operating Partnership’s apartment portfolio consisted of 53 communities located in 15 markets consisting of 17,174 apartment homes.

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

As of December 31, 2020, there were 184.8 million OP Units outstanding, of which 176.2 million, or 95.3%, were owned by UDR and affiliated entities and 8.6 million, or 4.7%, were owned by non-affiliated limited partners. There were 184.1 million OP Units outstanding as of December 31, 2019, of which 176.2 million, or 95.7%, were owned by UDR and affiliated entities and 7.9 million, or 4.3%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

As sole general partner of the Operating Partnership, UDR owned all 0.1 million general partner OP units, or 0.1%, of the total OP Units outstanding as of December 31, 2020 and 2019. At December 31, 2020 and 2019, there were 184.7 million and 184.0 million, respectively, of limited partner OP Units outstanding, of which 1.9 million were Class A Limited Partnership Units as of both periods. Of the limited partner OP Units outstanding, UDR owned 176.1 million, or 95.3%, and 176.1 million, or 95.7%, at December 31, 2020 and 2019, respectively. The remaining 8.6 million, or 4.7%, and 7.9 million, or 4.3%, of the limited partner OP Units outstanding were held by outside limited partners at December 31, 2020 and 2019, respectively, of which 1.8 million were Class A Limited Partnership units as of both periods. See Note 10, Capital Structure.

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 6, Debt, Net.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Operating Partnership on January 1, 2022; however, early adoption of the ASU is permitted on January 1, 2021. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

Quarterly or when changes in circumstances warrant, we will assess our real estate properties for indicators of impairment. The judgments regarding the existence of impairment indicators are based on certain factors. Such factors include, among other things, operational performance, market conditions, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

If a real estate property has indicators of impairment, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates and capitalization rates, industry trends and reference to market rates and transactions.

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

For the years ended December 31, 2020, 2019 and 2018, the Operating Partnership did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2020, 2019, and 2018 were $0.9 million, $0.8 million, and less than $0.1 million, respectively. During the years ended December 31, 2020, 2019, and 2018, total interest capitalized was $0.1 million, $0.2 million, and less than $0.1 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2020, 2019, and 2018, total advertising expense was $2.9 million, $1.9 million, and $1.9 million, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2020, 2019, and 2018, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.

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

During the year ended December 31, 2020, the Operating Partnership performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Operating Partnership reserved approximately $5.5 million of multifamily tenant lease receivables and approximately $3.5 million of retail tenant lease receivables (inclusive of $2.2 million of reserves on straight-line lease receivables) for its wholly-owned communities. In aggregate, the reserve is reflected as a $9.0 million reduction to Rental income on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the year ended December 31, 2020.

The Operating Partnership did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the year ended December 31, 2020.

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

Market Concentration Risk

The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2020, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California, San Francisco, California; Metropolitan D.C. and New York, New York markets.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At December 31, 2020, the Operating Partnership owned and consolidated 53 communities in nine states plus the District of Columbia totaling 17,174 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Land	$730,559	$711,256
Depreciable property — held and used:
Land improvements	101,470	96,864
Buildings, improvements, and furniture, fixtures and equipment	3,211,696	3,067,040
Real estate owned	4,043,725	3,875,160
Accumulated depreciation	(1,892,011)	(1,796,568)
Real estate owned, net	$2,151,714	$2,078,592

Acquisitions

In November 2020, the Operating Partnership acquired a 672 apartment home operating community located in Tampa, Florida for approximately $122.5 million. The Operating Partnership increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Operating Partnership acquired a 400 apartment home operating community located in Herndon, Virginia for approximately $128.6 million. The Operating Partnership increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

The Operating Partnership did not have any acquisitions of real estate during the years ended December 31, 2019 and 2018.

Dispositions

In October 2020, the Operating Partnership sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

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

DECEMBER 31, 2020

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

As of December 31, 2020, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $51.3 million and $76.2 million as of December 31, 2020 and 2019, respectively.

In December 2018, the DownREIT Partnership sold an operating community in Fairfax, Virginia with a total of 604 apartment homes for gross proceeds of $150.7 million. As a result, the Operating Partnership recorded a gain of $51.1 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statement of Operations.

We consider various factors to determine if a decrease in the value of our Investment in unconsolidated entities is other-than-temporary. These factors include, but are not limited to, age of the entity, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2020, 2019 and 2018.

Condensed summary financial information relating to the DownREIT Partnership (not just our proportionate share), is presented below for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total real estate, net	$1,042,449	$1,106,703
Cash and cash equivalents	23	20
Note receivable from the General Partner	306,594	222,853
Other assets	7,940	4,829
Total assets	$1,357,006	$1,334,405

Secured debt, net	$506,605	$427,592
Other liabilities	28,800	28,087
Total liabilities	535,405	455,679
Total capital	$821,601	$878,726

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

	Year Ended
	December 31,
	2020	2019	2018
Total revenue	$130,597	$128,621	$138,121
Property operating expenses	(51,888)	(51,747)	(56,998)
Real estate depreciation and amortization	(82,092)	(82,283)	(85,872)
Gain/(loss) on sale of real estate	—	—	24,053
Operating income/(loss)	(3,383)	(5,409)	19,304
Interest expense	(15,599)	(15,648)	(14,456)
Other income/(loss)	8,466	8,061	4,884
Net income/(loss)	$(10,516)	$(12,996)	$9,732

5. LEASES

Lessee - Ground and Equipment Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. In addition, the Operating Partnership leases equipment at seven communities from the General Partner, pursuant to leases that expire in 2030. We currently do not hold any finance leases. The Operating Partnership also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Operating lease right-of-use assets were $202.4 million and $205.7 million, respectively, and the Operating lease liabilities were $197.1 million and $200.0 million, respectively, on our Consolidated Balance Sheets related to our ground and equipment leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.7 years and 44.4 years at December 31, 2020 and 2019, respectively, and the weighted average discount rate was 5.0% at both December 31, 2020 and 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Future minimum lease payments and total operating lease liabilities from our ground and equipment leases as of December 31, 2020 are as follows (dollars in thousands):

	Ground Leases	Equipment Leases	Total
2021	$12,442	$179	$12,621
2022	12,442	183	12,625
2023	12,442	187	12,629
2024	12,442	191	12,633
2025	12,442	195	12,637
Thereafter	442,778	813	443,591
Total future minimum lease payments (undiscounted)	504,988	1,748	506,736
Difference between future undiscounted cash flows and discounted cash flows	(309,396)	(205)	(309,601)
Total operating lease liabilities (discounted)	$195,592	$1,543	$197,135

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

For the years ended December 31, 2020 and 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $0.3 million and $1.4 million, respectively, due to the Operating Partnership entering into new equipment leases.

The components of operating lease expenses from our ground and equipment leases were as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Ground lease expense:
Contractual ground lease rent expense	$12,821	$8,272
Variable ground lease expense (a)	119	664
Total ground lease expense (b)	12,940	8,936
Contractual equipment lease expense (b)	155	19
Total operating lease expense (c)	$13,095	$8,955
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and equipment lease expense are reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.2 million, respectively, and for the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.0 million and $0.7 million, respectively. Due to the net impact of the amortization, the Operating Partnership recorded $0.3 million and $0.3 million of total operating lease expense during the years ended December 31, 2020 and 2019, respectively, due to the net impact of the amortization.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2020, our apartment home leases generally have initial terms of 12 months or less and represent 97.7% of our total lease revenue. As of December 31, 2020, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 2.3% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of December 31, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2021	$6,808
2022	6,389
2023	6,110
2024	5,368
2025	4,777
Thereafter	9,115
Total future minimum lease payments (a)	$38,567
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of less than $0.1 million and $0.1 million during the years ended December 31, 2020 and 2019.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2020 and 2019 (dollars in thousands):

	Principal Outstanding		As of December 31, 2020
				Weighted
			Weighted	Average
	December 31,	December 31,	Average	Years to	Communities
	2020	2019	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage note payable	$72,500	$72,500	3.10%	9.1	1
Deferred financing costs	(328)	(365)
Total fixed rate secured debt, net	72,172	72,135	3.10%	9.3	1
Variable Rate Debt
Tax-exempt secured note payable	$27,000	$27,000	0.84%	11.2	1
Deferred financing costs	(68)	(64)
Total variable rate secured debt, net	26,932	26,936	0.84%	11.2	1
Total Secured Debt, Net	$99,104	$99,071	2.54%	9.7	2

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

Fixed Rate Debt

Mortgage note payable. At December 31, 2020, the Operating Partnership had a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable for $27.0 million that secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.84% as of December 31, 2020.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033 and $300 million of medium-term notes due November 2034. As of December 31, 2020 and 2019, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $190.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

On February 11, 2021, the General Partner priced an offering of $300.0 million of 2.10% senior unsecured medium-term notes due 2033. The notes were priced at 99.592% of the principal amount of the notes. The General Partner intends to use the net proceeds to repay indebtedness, including the redemption of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (plus the make-whole amount and accrued and unpaid interest), to fund potential acquisitions, or for other general corporate purposes. The settlement of the offering is expected to occur on February 26, 2021, subject to the satisfaction of customary closing conditions. The Operating Partnership will be the guarantor of the debt.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

7. RELATED PARTY TRANSACTIONS

Shared Services

The Operating Partnership self-manages its own properties and is party to an Inter-Company Employee and Cost Sharing Agreement with the General Partner. This agreement provides for reimbursements to the General Partner for the Operating Partnership’s allocable share of costs incurred by the General Partner for (a) general and administrative costs, and (b) shared services of corporate level property management employees and related support functions and costs. See further discussion below.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $13.4 million, $13.8 million, and $13.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the years ended December 31, 2020, 2019 and 2018, the Operating Partnership also reimbursed the General Partner $16.9 million, $16.9 million, and $15.2 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to property management costs is reclassified to Property management on the Consolidated Statements of Operations.

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of December 31, 2020 and 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2020	2020	2019
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	2.91%	404,161	230,694
Total notes payable due to the General Partner		$810,700	$637,233
(a)	There is no limit on the total commitments under this unsecured revolving note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 2.91% as of December 31, 2020. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $26.5 million, $28.0 million and $14.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2020 and 2019 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (b)	$2	$2	$—	$2	$—
Total assets	$2	$2	$—	$2	$—

Secured debt instrument - fixed rate: (c)
Mortgage note payable	$72,500	$75,182	$—	$—	$75,182
Secured debt instrument - variable rate: (c)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Notes payable due to the General Partner	810,700	810,700	—	—	810,700
Total liabilities	$910,200	$912,882	$—	$—	$912,882

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2020.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Financial Instruments Not Carried at Fair Value

As of December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2020, one derivative was designated as a cash flow hedge by the Operating Partnership. No derivatives designated as cash flow hedges were held by the Operating Partnership in 2019 and 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Operating Partnership’s variable-rate debt. Through December 31, 2021, the Operating Partnership estimates that less than $0.1 million will be reclassified as an increase to Interest expense.

As of December 31, 2020, the Operating Partnership had the following outstanding interest rate derivative that was designated as cash flow hedge of interest risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2020, no derivatives not designated as hedges were held by the Operating Partnership.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(Included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate caps	$2	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Operating Partnership’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018	2020	2019	2018	2020	2019	2018
Interest rate caps	$(49)	$—	$—	$—	$—	$—	$—	$—	$—

	Year Ended
	December 31,
	2020	2019	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations (a)	$2,831	$1,639	8,733
(a)	Excludes Interest expense on notes payable due to the General Partner for the years ended December 31, 2020, 2019, and 2018.

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 0.1 million General Partnership units outstanding at December 31, 2020 and 2019, all of which were held by UDR.

Limited Partnership Units

As of December 31, 2020 and 2019, there were 184.7 million and 184.0 million, respectively, of limited partnership units outstanding, of which 1.9 million were Class A Limited Partnership Units for both periods. UDR owned 176.1 million, or 95.3%, and 176.1 million, or 95.7%, of OP Units outstanding at December 31, 2020 and 2019, respectively, of which 0.1 million were Class A Limited Partnership Units for both periods. The remaining 8.6 million, or 4.7%, and 7.9 million, or 4.3%, of OP Units outstanding were held by non-affiliated limited partners at December 31, 2020 and 2019, respectively, of which 1.8 million were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $331.0 million and $366.4 million as of December 31, 2020 and 2019, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2020, 2019, and 2018 (units in thousands):

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2017	1,752	7,361	174,006	121	111	183,351
Vesting of LTIP Units	—	286	—	—	—	286
OP redemptions for UDR stock	—	(11)	11	—	—	—
Ending balance at December 31, 2018	1,752	7,636	174,017	121	111	183,637
Vesting of LTIP Units	—	427	—	—	—	427
OP redemptions for UDR stock	—	(1,969)	1,969	—	—	—
Ending balance at December 31, 2019	1,752	6,094	175,986	121	111	184,064
Vesting of LTIP Units	—	772	—	—	—	772
OP redemptions for UDR stock	—	(3)	3	—	—	—
Ending balance at December 31, 2020	1,752	6,863	175,989	121	111	184,836

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

DECEMBER 31, 2020

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

● Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of December 31, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2020, 2019, and 2018.

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

DECEMBER 31, 2020

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2020, 2019, and 2018, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$240,776	$248,474	$238,886
Mid-Atlantic Region	50,566	50,975	50,131
Northeast Region	27,701	32,224	31,693
Southeast Region	52,471	50,795	49,132
Southwest Region	7,118	7,632	7,463
Non-Mature Communities/Other	35,559	37,658	41,577
Total segment and consolidated lease revenue	$414,191	$427,758	$418,882
Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$7,388	$7,873	$7,161
Mid-Atlantic Region	1,593	1,706	1,489
Northeast Region	476	646	622
Southeast Region	2,542	2,925	2,764
Southwest Region	217	301	238
Non-Mature Communities/Other	2,340	564	764
Total segment and consolidated other revenue	$14,556	14,015	$13,038
Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$248,164	$256,347	$246,047
Mid-Atlantic Region	52,159	52,681	51,620
Northeast Region	28,177	32,870	32,315
Southeast Region	55,013	53,720	51,896
Southwest Region	7,335	7,933	7,701
Non-Mature Communities/Other	37,899	38,222	42,341
Total segment and consolidated rental income	$428,747	$441,773	$431,920
Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$186,290	$196,302	$187,664
Mid-Atlantic Region	36,043	36,830	36,028
Northeast Region	17,340	24,103	24,578
Southeast Region	37,577	37,340	35,948
Southwest Region	5,199	5,621	5,125
Non-Mature Communities/Other	20,838	22,810	28,037
Total segment and consolidated NOI	$303,287	$323,006	$317,380
Reconciling items:
Property management	(12,326)	(12,701)	(11,878)
Other operating expenses	(16,138)	(9,488)	(8,864)
Real estate depreciation and amortization	(143,005)	(139,975)	(143,481)
General and administrative	(17,987)	(18,014)	(16,889)
Casualty-related (charges)/recoveries, net	(793)	(853)	(951)
Gain/(loss) on sale of real estate owned	57,960	—	75,507
Income/(loss) from unconsolidated entities	(5,543)	(8,313)	43,496
Interest expense	(29,357)	(29,667)	(22,835)
Net (income)/loss attributable to noncontrolling interests	(1,869)	(1,832)	(1,722)
Net income/(loss) attributable to OP unitholders	$134,229	$102,163	$229,763
(a)	Same-Store Community population consisted of 15,609 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2020

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,037,133	$2,011,495
Mid-Atlantic Region	551,003	541,481
Northeast Region	410,406	408,703
Southeast Region	361,497	352,790
Southwest Region	144,959	144,210
Non-Mature Communities/Other	538,727	416,481
Total segment assets	4,043,725	3,875,160
Accumulated depreciation	(1,892,011)	(1,796,568)
Total segment assets - net book value	2,151,714	2,078,592
Reconciling items:
Cash and cash equivalents	26	24
Restricted cash	15,062	13,998
Investment in unconsolidated entities	51,302	76,222
Operating lease right-of-use assets	202,438	205,668
Other assets	37,025	24,241
Total consolidated assets	$2,457,567	$2,398,745
(a)	Same-Store Community population consisted of 15,609 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C. and Baltimore
iii.	Northeast Region — Boston and New York
iv.	Southeast Region — Tampa, Nashville and Other Florida
v.	Southwest — Denver

[This page is intentionally left blank.]

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$23,282	$22,317	$49,979	$72,296	$37,780	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	106,411	116,177	200,207	316,384	147,609	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,742	9,302	35,981	45,283	27,136	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	4,129	11,052	7,435	18,487	5,837	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	46,676	69,331	85,943	155,274	64,662	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	37,225	60,961	85,116	146,077	59,802	1968/2000/2016	Mar-05
Foxborough	—	12,071	6,187	18,258	5,034	12,576	10,716	23,292	8,033	1969	Sep-04
1818 Platinum Triangle	—	16,663	51,905	68,568	4,556	17,090	56,034	73,124	33,489	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	39,458	13,121	39,215	52,336	15,074	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	129,847	25,658	129,189	154,847	58,013	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	70,880	16,685	71,493	88,178	30,904	2014	Jun-04
The Residences at Pacific City	—	78,085	—	78,085	276,948	78,227	276,806	355,033	55,308	2018	Jan-14
ORANGE COUNTY, CA	—	411,385	330,038	741,423	759,188	452,497	1,048,114	1,500,611	543,647
2000 Post Street	—	9,861	44,578	54,439	37,292	14,417	77,314	91,731	46,827	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	10,462	1,409	30,114	31,523	18,789	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	29,045	8,086	51,823	59,909	39,256	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	14,413	1,336	43,217	44,553	26,198	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	8,941	22,998	48,241	71,239	33,870	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	39,859	16,681	67,746	84,427	51,728	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	7,598	11,679	18,922	30,601	12,980	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,361	5,782	29,491	35,273	21,081	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	13,128	30,804	96,853	127,657	61,120	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	9,940	981	52,068	53,049	33,775	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	15,269	14,643	88,983	103,626	48,151	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	131,470	24,039	131,056	155,095	56,161	2014	Sep-10
SAN FRANCISCO, CA	27,000	145,665	414,240	559,905	328,778	152,855	735,828	888,683	449,936
Crowne Pointe	—	2,486	6,437	8,923	9,928	3,237	15,614	18,851	11,696	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	6,882	3,053	13,411	16,464	9,868	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	9,397	7,137	38,960	46,097	27,979	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	4,403	6,317	26,572	32,889	17,882	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	9,325	7,311	39,784	47,095	24,773	2000	May-08
Island Square	—	21,284	89,389	110,673	7,991	21,674	96,990	118,664	61,271	2007	Jul-08
elements too	—	27,468	72,036	99,504	20,580	30,347	89,737	120,084	67,882	2010	Feb-10
989elements	—	8,541	45,990	54,531	5,668	8,683	51,516	60,199	29,943	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	1,265	6,474	40,124	46,598	15,968	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	3,185	8,368	128,043	136,411	30,424	2009	Oct-16
TEN20	—	5,247	76,587	81,834	4,110	5,293	80,651	85,944	19,241	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	929	6,007	63,939	69,946	17,016	2016	Nov-16
CityLine	—	11,220	85,787	97,007	420	11,228	86,199	97,427	21,804	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	451	3,723	57,294	61,017	8,079	2018	Jan-19
SEATTLE, WA	—	122,356	750,796	873,152	84,534	128,852	828,834	957,686	363,826
Boronda Manor	—	1,946	8,982	10,928	11,521	3,363	19,086	22,449	12,517	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,791	1,616	10,251	11,867	6,763	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	18,790	5,721	28,991	34,712	19,495	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,999	2,469	11,949	14,418	7,870	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	34,192	10,392	54,042	64,434	35,017	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	12,411	3,624	18,859	22,483	12,598	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	8,198	2,361	12,500	14,861	8,071	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	99,902	29,546	155,678	185,224	102,331
Rosebeach	—	8,414	17,449	25,863	6,859	8,917	23,805	32,722	17,614	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	9,294	40,031	45,528	85,559	28,994	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	43,809	50,893	143,462	194,355	91,044	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	94,879	61,607	88,923	150,530	57,719	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	154,841	161,448	301,718	463,166	195,371
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	59,704	24,355	52,551	76,906	44,276	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	5,513	6,371	28,402	34,773	22,167	2001	Nov-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Strata	—	14,278	84,242	98,520	1,086	14,278	85,328	99,606	5,273	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	66,303	45,004	166,281	211,285	71,716
Tualatin Heights	—	3,273	9,134	12,407	9,974	4,285	18,096	22,381	13,414	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	8,861	6,564	23,181	29,745	18,262	1985	Sep-04
The Arbory	—	4,366	63,457	67,823	375	4,366	63,832	68,198	3,990	2018	Jan-20
PORTLAND, OR	—	13,653	87,461	101,114	19,210	15,215	105,109	120,324	35,666
TOTAL WEST REGION	27,000	895,475	1,918,748	2,814,223	1,512,756	985,417	3,341,562	4,326,979	1,762,493
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	16,175	4,452	28,317	32,769	17,485	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	10,034	3,170	17,617	20,787	13,548	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	13,875	11,878	32,025	43,903	25,745	1938	May-02
The Whitmore	—	6,418	13,411	19,829	25,175	7,624	37,380	45,004	30,124	1962/2008	Apr-02
Ridgewood -apts side	—	5,612	20,086	25,698	13,198	6,482	32,414	38,896	25,282	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	33,767	50,752	45,673	96,425	31,613	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	21,633	14,971	56,474	71,445	43,548	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	7,059	320	66,870	67,190	41,876	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	15,501	1,867	118,447	120,314	76,621	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	7,683	21,713	74,341	96,054	46,351	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	6,254	5,785	104,120	109,905	55,928	2009	Jun-11
Signal Hill Apartments	—	13,290	—	13,290	72,684	25,594	60,380	85,974	44,807	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	97,182	31,478	97,097	128,575	46,206	2013	Sep-07
Domain College Park	—	7,300	—	7,300	60,855	7,526	60,629	68,155	26,385	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	3,650	9,888	71,532	81,420	20,981	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	4,923	28,115	116,435	144,550	39,391	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	5,122	15,897	112,330	128,227	32,511	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	6,975	51,562	166,022	217,584	55,367	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	10,718	14,782	94,467	109,249	33,782	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	24,041	55,725	201,053	256,778	68,828	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	1,543	27,842	129,728	157,570	11,545	2006	Aug-19
Crescent Falls Church	—	13,687	88,692	102,379	1,101	13,694	89,786	103,480	6,495	2010	Nov-19
Station on Silver	—	16,661	109,198	125,859	11	16,661	109,209	125,870	600	2018	Dec-20
METROPOLITAN, D.C.	288,530	368,426	1,522,539	1,890,965	459,159	427,778	1,922,346	2,350,124	795,019
Calvert's Walk	—	4,408	24,692	29,100	9,911	5,196	33,815	39,011	26,175	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	12,428	12,454	57,314	69,768	36,827	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	2,719	4,833	43,185	48,018	24,816	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	5,183	15,565	72,968	88,533	8,648	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	1,571	12,607	80,410	93,017	5,829	2009	Nov-19
BALTIMORE, MD	58,600	48,818	257,717	306,535	31,812	50,655	287,692	338,347	102,295
Gayton Pointe Townhomes	—	826	5,148	5,974	31,643	3,600	34,017	37,617	31,703	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	10,278	2,642	22,719	25,361	17,564	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	10,870	4,158	38,183	42,341	29,877	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	35,084	5,546	43,041	48,587	39,006	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	87,875	15,946	137,960	153,906	118,150
TOTAL MID-ATLANTIC REGION	347,130	422,367	1,841,164	2,263,531	578,846	494,379	2,347,998	2,842,377	1,015,464
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	29,075	41,815	247,675	289,490	116,732	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	15,361	36,530	122,384	158,914	62,144	2001	Aug-11
View 34	—	114,410	324,920	439,330	114,384	116,048	437,666	553,714	227,237	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	10,873	58,084	276,681	334,765	156,590	2008	Aug-11
Leonard Pointe	—	38,010	93,204	131,214	1,406	38,016	94,604	132,620	12,161	2015	Feb-19
One William	—	6,422	75,527	81,949	906	6,459	76,396	82,855	7,574	2018	Aug-19
NEW YORK, NY	—	294,310	1,086,043	1,380,353	172,005	296,952	1,255,406	1,552,358	582,438
Garrison Square	—	6,475	91,027	97,502	25,999	6,617	116,884	123,501	60,567	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	5,909	6,470	40,347	46,817	23,250	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	14,388	19,826	103,436	123,262	59,007	2006	Apr-11

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
14 North	72,500	10,961	51,175	62,136	13,923	11,483	64,576	76,059	38,209	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	203,340	24,825	203,099	227,924	61,812	2015	Dec-15
345 Harrison	—	32,938	—	32,938	328,608	44,894	316,652	361,546	44,083	2018	Nov-11
Currents on the Charles	—	12,580	70,149	82,729	1,571	12,693	71,607	84,300	7,350	2015	Jun-19
The Commons at Windsor Gardens	—	34,609	225,515	260,124	13,146	34,613	238,657	273,270	27,794	1969	Aug-19
Charles River Landing	—	17,068	112,777	129,845	1,094	17,070	113,869	130,939	8,229	2010	Nov-19
Lenox Farms	94,050	17,692	115,899	133,591	3,002	17,695	118,898	136,593	8,616	2009	Nov-19
Lodge at Ames Pond	—	12,645	70,653	83,298	1,872	12,645	72,525	85,170	5,320	2010	Nov-19
BOSTON, MA	271,550	196,369	860,160	1,056,529	612,852	208,831	1,460,550	1,669,381	344,237
Park Square	—	10,365	96,050	106,415	1,321	10,484	97,252	107,736	11,306	2018	May-19
PHILADELPHIA, PA	—	10,365	96,050	106,415	1,321	10,484	97,252	107,736	11,306
TOTAL NORTHEAST REGION	271,550	501,044	2,042,253	2,543,297	786,178	516,267	2,813,208	3,329,475	937,981
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	13,247	4,027	16,106	20,133	14,234	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	19,516	3,912	19,842	23,754	19,568	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	13,985	3,257	22,770	26,027	18,921	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	13,118	3,612	18,463	22,075	15,045	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	21,301	10,609	41,544	52,153	34,547	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	14,572	12,417	49,882	62,299	36,966	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	23,410	15,868	51,816	67,684	36,077	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	1,446	6,305	91,186	97,491	11,914	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	1,390	4,471	45,109	49,580	5,053	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	2,015	10,258	74,759	85,017	4,719	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	76	11,709	107,830	119,539	1,223	1997/1999	Nov-20
TAMPA, FL	—	65,002	436,674	501,676	124,076	86,445	539,307	625,752	198,267
Seabrook	—	1,846	4,155	6,001	10,785	3,194	13,592	16,786	11,946	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	23,989	4,040	32,558	36,598	29,899	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	18,996	2,396	23,965	26,361	21,164	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	13,417	2,871	21,241	24,112	17,240	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	14,349	4,587	24,915	29,502	20,338	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	13,198	3,121	20,901	24,022	15,939	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	8,929	1,920	14,789	16,709	11,816	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	7,597	4,607	24,400	29,007	17,840	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	17,453	7,759	29,246	37,005	22,157	1992/2007	Aug-06
ORLANDO, FL	—	22,624	88,765	111,389	128,713	34,495	205,607	240,102	168,339
Legacy Hill	—	1,148	5,867	7,015	11,324	2,041	16,298	18,339	13,833	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	14,873	2,684	25,242	27,926	18,126	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	39,856	5,016	36,957	41,973	28,441	1999	Dec-95
Brookridge	—	708	5,461	6,169	7,786	1,495	12,460	13,955	9,894	1986	Mar-96
Breckenridge	—	766	7,714	8,480	7,329	1,539	14,270	15,809	10,882	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	9,392	2,440	24,427	26,867	17,504	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	11,689	4,187	35,358	39,545	27,778	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	18,537	6,216	33,197	39,413	27,438	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	120,786	25,618	198,209	223,827	153,896
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	17,261	16,900	72,730	89,630	52,555	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	17,261	16,900	72,730	89,630	52,555
TOTAL SOUTHEAST REGION	—	119,027	669,448	788,475	390,836	163,458	1,015,853	1,179,311	573,057
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	21,167	26,212	51,942	78,154	36,152	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	26,248	21,391	121,841	143,232	79,544	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	14,434	31,199	16,504	47,703	11,917	1977/78/79	May-07
Addison Apts at The Park II	—	7,903	554	8,457	7,752	11,055	5,154	16,209	3,682	1970	May-07
Addison Apts at The Park I	—	10,440	634	11,074	1,883	8,453	4,504	12,957	2,993	1975	May-07
Savoye	—	8,432	50,483	58,915	2,508	8,471	52,952	61,423	3,868	2009	Nov-19
Savoye 2	—	6,451	56,615	63,066	1,232	6,461	57,837	64,298	4,165	2011	Nov-19

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Fiori on Vitruvian Park	49,553	7,934	78,575	86,509	2,090	7,938	80,661	88,599	5,878	2013	Nov-19
Vitruvian West Phase 1	41,317	6,273	61,418	67,691	852	6,279	62,264	68,543	4,739	2018	Nov-19
DALLAS, TX	205,870	110,392	392,560	502,952	78,166	127,459	453,659	581,118	152,938
Barton Creek Landing	—	3,151	14,269	17,420	25,130	5,439	37,111	42,550	31,281	1986/2012	Mar-02
Residences at the Domain	—	4,034	55,256	59,290	15,761	4,608	70,443	75,051	44,676	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	6,068	5,704	23,094	28,798	13,419	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	4,066	4,674	20,409	25,083	12,009	2002	Apr-12
AUSTIN, TX	—	16,417	104,040	120,457	51,025	20,425	151,057	171,482	101,385
Steele Creek	—	8,586	130,400	138,986	6,012	8,640	136,358	144,998	25,139	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	6,012	8,640	136,358	144,998	25,139
TOTAL SOUTHWEST REGION	205,870	135,395	627,000	762,395	135,203	156,524	741,074	897,598	279,462
TOTAL OPERATING COMMUNITIES	851,550	2,073,308	7,098,613	9,171,921	3,403,819	2,316,045	10,259,695	12,575,740	4,568,457
REAL ESTATE UNDER DEVELOPMENT
Vitruvian West Phase 2	—	6,451	15,798	22,249	34,775	6,451	50,573	57,024	1,010
Cirrus	—	13,853	—	13,853	53,272	13,853	53,272	67,125	—
5421 at Dublin Station	—	8,922	—	8,922	48,877	8,922	48,877	57,799	—
440 Penn Street	—	27,135	—	27,135	18,784	27,135	18,784	45,919	—
Village at Valley Forge	—	17,341	—	17,341	2,669	17,341	2,669	20,010	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	73,702	15,798	89,500	158,377	73,702	174,175	247,877	1,010
LAND
Vitruvian Park®	—	39,609	4,997	44,606	17,076	46,664	15,018	61,682	2,818
TOTAL LAND	—	39,609	4,997	44,606	17,076	46,664	15,018	61,682	2,818
HELD FOR DISPOSITION
Parallel	—	15,181	100,595	115,776	879	15,184	101,471	116,655	13,779
TOTAL HELD FOR DISPOSITION	—	15,181	100,595	115,776	879	15,184	101,471	116,655	13,779
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	29,927	7,793	22,134	29,927	14,646
TOTAL COMMERCIAL	—	—	—	—	29,927	7,793	22,134	29,927	14,646
Other (b)	—	—	—	—	14,007	—	14,007	14,007	94
1745 Shea Center I	—	3,034	20,534	23,568	2,016	3,086	22,498	25,584	4,562
TOTAL CORPORATE	—	3,034	20,534	23,568	16,023	3,086	36,505	39,591	4,656
TOTAL COMMERCIAL & CORPORATE	—	3,034	20,534	23,568	45,950	10,879	58,639	69,518	19,302
Deferred Financing Costs and Other Non-Cash Adjustments	10,597
TOTAL REAL ESTATE OWNED	$862,147	$2,204,834	$7,240,537	$9,445,371	$3,626,101	$2,462,474	$10,608,998	$13,071,472	$4,605,366
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $12.3 billion at December 31, 2020 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2020	2019	2018
Balance at beginning of the year	$12,602,101	$10,196,159	$10,177,206
Real estate acquired	413,488	2,241,163	—
Capital expenditures and development	299,986	195,981	214,898
Real estate sold	(244,103)	(31,202)	(195,945)
Balance at end of the year	$13,071,472	$12,602,101	$10,196,159

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2020	2019	2018
Balance at beginning of the year	$4,131,353	$3,654,160	$3,330,166
Depreciation expense for the year	560,876	477,193	426,006
Accumulated depreciation on sales	(86,863)	—	(102,012)
Balance at end of year	$4,605,366	$4,131,353	$3,654,160

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$23,282	$22,317	$49,979	$72,296	$37,780	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	106,411	116,177	200,207	316,384	147,609	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,742	9,302	35,981	45,283	27,136	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	4,129	11,052	7,435	18,487	5,837	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	46,676	69,331	85,943	155,274	64,662	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	37,225	60,961	85,116	146,077	59,802	1968/2000/2016	Mar-05
ORANGE COUNTY, CA	—	249,390	271,946	521,336	232,465	289,140	464,661	753,801	342,826
2000 Post Street	—	9,861	44,578	54,439	24,689	11,126	68,002	79,128	39,177	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	10,462	1,409	30,114	31,523	18,789	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	29,045	8,086	51,823	59,909	39,256	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	14,413	1,336	43,217	44,553	26,198	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	8,941	22,998	48,241	71,239	33,870	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	39,859	16,681	67,746	84,427	51,728	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	7,598	11,679	18,922	30,601	12,980	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,361	5,782	29,491	35,273	21,081	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	13,128	30,804	96,853	127,657	61,120	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	9,940	981	52,068	53,049	33,775	1999	Jul-08
SAN FRANCISCO, CA	27,000	107,787	340,136	447,923	169,436	110,882	506,477	617,359	337,974
Crowne Pointe	—	2,486	6,437	8,923	9,928	3,237	15,614	18,851	11,696	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	6,882	3,053	13,411	16,464	9,868	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	4,403	6,317	26,572	32,889	17,882	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	9,325	7,311	39,784	47,095	24,773	2000	May-08
Island Square	—	21,284	89,389	110,673	7,991	21,674	96,990	118,664	61,271	2007	Jul-08
SEATTLE, WA	—	38,971	156,463	195,434	38,529	41,592	192,371	233,963	125,490
Boronda Manor	—	1,946	8,982	10,928	11,521	3,363	19,086	22,449	12,517	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,791	1,616	10,251	11,867	6,763	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	18,790	5,721	28,991	34,712	19,495	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,999	2,469	11,949	14,418	7,870	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	34,192	10,392	54,042	64,434	35,017	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	12,411	3,624	18,859	22,483	12,598	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	8,198	2,361	12,500	14,861	8,071	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	99,902	29,546	155,678	185,224	102,331
Rosebeach	—	8,414	17,449	25,863	6,859	8,917	23,805	32,722	17,614	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	9,294	40,031	45,528	85,559	28,994	1998	Dec-07
LOS ANGELES, CA	—	48,000	54,128	102,128	16,153	48,948	69,333	118,281	46,608
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	59,704	24,355	52,551	76,906	44,276	2006	Oct-02
OTHER SOUTHERN CA	—	13,557	3,645	17,202	59,704	24,355	52,551	76,906	44,276
Tualatin Heights	—	3,273	9,134	12,407	9,974	4,285	18,096	22,381	13,414	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	8,861	6,564	23,181	29,745	18,262	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	18,835	10,849	41,277	52,126	31,676
TOTAL WEST REGION	27,000	483,930	918,706	1,402,636	635,024	555,312	1,482,348	2,037,660	1,031,181
MID-ATLANTIC REGION
Ridgewood -apts side	—	5,612	20,086	25,698	13,198	6,482	32,414	38,896	25,282	1988	Aug-02
Wellington Place at Olde Town	—	13,753	36,059	49,812	21,633	14,971	56,474	71,445	43,548	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	7,059	320	66,870	67,190	41,876	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	15,438	1,870	118,381	120,251	76,556	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	4,923	28,115	116,435	144,550	39,391	1973	Dec-98
Station on Silver	—	16,661	109,198	125,859	11	16,661	109,209	125,870	600	2018	Dec-20
METROPOLITAN D.C.	—	65,095	440,845	505,940	62,262	68,419	499,783	568,202	227,253
Calvert's Walk	—	4,408	24,692	29,100	9,911	5,196	33,815	39,011	26,175	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	12,428	12,454	57,314	69,768	36,827	2003	Mar-08
BALTIMORE, MD	—	16,158	70,282	86,440	22,339	17,650	91,129	108,779	63,002
TOTAL MID-ATLANTIC REGION	—	81,253	511,127	592,380	84,601	86,069	590,912	676,981	290,255

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	29,075	41,815	247,675	289,490	116,732	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	10,873	58,084	276,681	334,765	156,590	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	39,948	99,899	524,356	624,255	273,322
14 North	72,500	10,961	51,175	62,136	13,923	11,483	64,576	76,059	38,209	2005	Apr-11
BOSTON, MA	72,500	10,961	51,175	62,136	13,923	11,483	64,576	76,059	38,209
TOTAL NORTHEAST REGION	72,500	110,030	536,413	646,443	53,871	111,382	588,932	700,314	311,531
SOUTHEAST REGION
Inlet Bay	—	7,702	23,150	30,852	21,301	10,609	41,544	52,153	34,547	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	14,572	12,417	49,882	62,299	36,966	2001	Dec-04
Andover Place at Cross Creek	—	11,702	107,761	119,463	76	11,709	107,830	119,539	1,223	1997/1999	Nov-20
TAMPA, FL	—	30,273	167,769	198,042	35,949	34,735	199,256	233,991	72,736
Legacy Hill	—	1,148	5,867	7,015	11,324	2,041	16,298	18,339	13,833	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	14,873	2,684	25,242	27,926	18,126	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	39,856	5,016	36,957	41,973	28,441	1999	Dec-95
Brookridge	—	708	5,461	6,169	7,786	1,495	12,460	13,955	9,894	1986	Mar-96
Breckenridge	—	766	7,714	8,480	7,329	1,539	14,270	15,809	10,882	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	18,537	6,216	33,197	39,413	27,438	1987/2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	99,705	18,991	138,424	157,415	108,614
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	17,261	16,900	72,730	89,630	52,555	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	17,261	16,900	72,730	89,630	52,555
TOTAL SOUTHEAST REGION	—	57,032	271,089	328,121	152,915	70,626	410,410	481,036	233,905
SOUTHWEST REGION
Steele Creek	—	8,586	130,400	138,986	6,012	8,640	136,358	144,998	25,139	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	6,012	8,640	136,358	144,998	25,139
TOTAL SOUTHWEST REGION	—	8,586	130,400	138,986	6,012	8,640	136,358	144,998	25,139
TOTAL OPERATING COMMUNITIES	99,500	740,831	2,367,735	3,108,566	932,423	832,029	3,208,960	4,040,989	1,892,011
Other (b)	—	—	—	—	2,736	—	2,736	2,736	—
TOTAL CORPORATE	—	—	—	—	2,736	—	2,736	2,736	—
Deferred Financing Costs	(396)
TOTAL REAL ESTATE OWNED	$99,104	$740,831	$2,367,735	$3,108,566	$935,159	$832,029	$3,211,696	$4,043,725	$1,892,011
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.4 billion at December 31, 2020 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2020

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2020	2019	2018
Balance at beginning of the year	$3,875,160	$3,811,985	$3,816,956
Real estate acquired	245,322	—	—
Capital expenditures and development	52,661	63,175	44,353
Real estate sold	(129,418)	—	(49,324)
Balance at end of year	$4,043,725	$3,875,160	$3,811,985

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2020	2019	2018
Balance at beginning of the year	$1,796,568	$1,658,161	$1,543,652
Depreciation expense for the year	140,095	138,407	141,683
Accumulated depreciation on sales	(44,652)	—	(27,174)
Balance at end of year	$1,892,011	$1,796,568	$1,658,161