Form 10-Q
period 2021-03-31
UDR, Inc.
filed 2021-04-28
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 26, 2021 was 296,834,603.

UDR, INC.

EXPLANATORY NOTE

In March 2020, the Securities and Exchange Commission (the “SEC”) adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain criteria. UDR, Inc. (“we,” “our,” and “us”) evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures for United Dominion Realty, L.P. (the “Operating Partnership”), which guarantees certain of our outstanding debt securities issued. The rule became effective for us on January 4, 2021, and we adopted these amendments for the three months ended March 31, 2021. As a result of the amendments, the Operating Partnership, as subsidiary guarantor, is no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will no longer file separate periodic and current reports in reliance on Rule 12h-5 under the Exchange Act. The alternative disclosures related to the Operating Partnership are presented in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$12,852,700	$12,706,940
Less: accumulated depreciation	(4,729,702)	(4,590,577)
Real estate held for investment, net	8,122,998	8,116,363
Real estate under development (net of accumulated depreciation of $319 and $1,010, respectively)	242,881	246,867
Real estate held for disposition (net of accumulated depreciation of $0 and $13,779, respectively)	—	102,876
Total real estate owned, net of accumulated depreciation	8,365,879	8,466,106
Cash and cash equivalents	1,172	1,409
Restricted cash	33,428	22,762
Notes receivable, net	155,206	157,992
Investment in and advances to unconsolidated joint ventures, net	620,111	600,233
Operating lease right-of-use assets	200,064	200,913
Other assets	190,696	188,118
Total assets	$9,566,556	$9,637,533

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$919,177	$862,147
Unsecured debt, net	4,121,998	4,114,401
Operating lease liabilities	194,829	195,592
Real estate taxes payable	32,437	29,946
Accrued interest payable	23,149	44,760
Security deposits and prepaid rent	47,968	49,008
Distributions payable	116,693	115,795
Accounts payable, accrued expenses, and other liabilities	104,218	110,999
Total liabilities	5,560,469	5,522,648

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	989,686	856,294

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	44,764	44,764
Series F; 14,374,488 and 14,440,519 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
296,822,363 and 296,611,579 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,968	2,966
Additional paid-in capital	5,885,682	5,881,383
Distributions in excess of net income	(2,923,073)	(2,685,770)
Accumulated other comprehensive income/(loss), net	(8,614)	(9,144)
Total stockholders’ equity	3,001,728	3,234,200
Noncontrolling interests	14,673	24,391
Total equity	3,016,401	3,258,591
Total liabilities and equity	$9,566,556	$9,637,533

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
REVENUES:
Rental income	$299,826	$320,093
Joint venture management and other fees	1,615	1,388
Total revenues	301,441	321,481
OPERATING EXPENSES:
Property operating and maintenance	51,381	49,483
Real estate taxes and insurance	47,387	45,145
Property management	8,995	9,203
Other operating expenses	4,435	4,966
Real estate depreciation and amortization	144,088	155,476
General and administrative	12,736	14,978
Casualty-related charges/(recoveries), net	5,577	1,251
Other depreciation and amortization	2,601	2,025
Total operating expenses	277,200	282,527
Gain/(loss) on sale of real estate owned	50,829	—
Operating income	75,070	38,954

Income/(loss) from unconsolidated entities	4,922	3,367
Interest expense	(78,156)	(39,317)
Interest income and other income/(expense), net	2,057	2,700
Income/(loss) before income taxes	3,893	5,704
Tax (provision)/benefit, net	(619)	(164)
Net income/(loss)	3,274	5,540
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(154)	(313)
Net (income)/loss attributable to noncontrolling interests	(16)	(6)
Net income/(loss) attributable to UDR, Inc.	3,104	5,221
Distributions to preferred stockholders — Series E (Convertible)	(1,056)	(1,066)
Net income/(loss) attributable to common stockholders	$2,048	$4,155

Income/(loss) per weighted average common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	296,537	294,457
Diluted	297,026	295,160

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income/(loss)	$3,274	$5,540
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	127	(2,917)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	446	357
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	573	(2,560)
Comprehensive income/(loss)	3,847	2,980
Comprehensive (income)/loss attributable to noncontrolling interests	(213)	(181)
Comprehensive income/(loss) attributable to UDR, Inc.	$3,634	$2,799

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	3,104	—	—	3,104
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	8	8
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(9,601)	(9,601)
Other comprehensive income/(loss)	—	—	—	—	530	—	530
Issuance/(forfeiture) of common and restricted shares, net	—	1	(197)	—	—	—	(196)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	4,496	—	—	—	4,497
Common stock distributions declared ($0.3625 per share)	—	—	—	(107,651)	—	—	(107,651)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,056)	—	—	(1,056)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(131,700)	—	—	(131,700)
Balance at March 31, 2021	$44,765	$2,968	$5,885,682	$(2,923,073)	$(8,614)	$14,673	$3,016,401

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	5,221	—	—	5,221
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(10)	(10)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(16,487)	(16,487)
Other comprehensive income/(loss)	—	—	—	—	(2,422)	—	(2,422)
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,332)	—	—	—	(1,331)
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,828	—	—	—	7,830
Common stock distributions declared ($0.36 per share)	—	—	—	(106,190)	—	—	(106,190)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,066)	—	—	(1,066)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	205,713	—	—	205,713
Balance at March 31, 2020	$46,201	$2,949	$5,788,471	$(2,360,636)	$(12,870)	$14,275	$3,478,390

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income/(loss)	$3,274	$5,540
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	146,689	157,501
(Gain)/loss on sale of real estate owned	(50,829)	—
(Income)/loss from unconsolidated entities	(4,922)	(3,367)
Return on investment in unconsolidated joint ventures	1,094	1,741
Amortization of share-based compensation	4,912	6,808
Loss on extinguishment of debt, net	41,950	—
Other	2,766	(1,215)
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	18	114
Increase/(decrease) in operating liabilities	(21,347)	(31,666)
Net cash provided by/(used in) operating activities	123,605	135,456

Investing Activities
Acquisition of real estate assets	(23,693)	(141,727)
Proceeds from sales of real estate investments, net	154,857	—
Development of real estate assets	(32,683)	(23,087)
Capital expenditures and other major improvements — real estate assets	(28,424)	(32,983)
Capital expenditures — non-real estate assets	(3,041)	(2,479)
Investment in unconsolidated joint ventures	(48,604)	(16,139)
Distributions received from unconsolidated joint ventures	32,648	3,271
Purchase deposits on pending acquisitions	(12,821)	—
Repayment/(issuance) of notes receivable, net	2,800	(900)
Net cash provided by/(used in) investing activities	41,039	(214,044)

Financing Activities
Payments on secured debt	(270)	(2,781)
Payments on unsecured debt	(300,000)	—
Net proceeds from the issuance of unsecured debt	298,776	211,320
Net proceeds/(repayment) of commercial paper	20,000	(85,000)
Net proceeds/(repayment) of revolving bank debt	(10,210)	58,214
Distributions paid to redeemable noncontrolling interests	(8,517)	(7,618)
Distributions paid to preferred stockholders	(1,045)	(1,015)
Distributions paid to common stockholders	(106,833)	(100,930)
Payment of prepayment and extinguishment costs	(40,769)	—
Other	(5,347)	(3,964)
Net cash provided by/(used in) financing activities	(154,215)	68,226
Net increase/(decrease) in cash, cash equivalents, and restricted cash	10,429	(10,362)
Cash, cash equivalents, and restricted cash, beginning of year	24,171	33,291
Cash, cash equivalents, and restricted cash, end of period	$34,600	$22,929

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$56,281	$54,109
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,126	3,126
Cash paid/(refunds received) for income taxes	(36)	323
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$58,464	$—
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	—	14,700
Acquisition of intellectual property in exchange for cancellation of secured note receivable	—	2,250
Recognition of allowance for credit losses	—	2,182
Vesting of LTIP Units	14,578	23,018
Development costs and capital expenditures incurred, but not yet paid	31,628	25,568
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (116,997 shares in 2021 and 167,631 shares in 2020)	4,497	7,830
Dividends declared, but not yet paid	116,693	115,259

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,409	$8,106
Restricted cash	22,762	25,185
Total cash, cash equivalents, and restricted cash as shown above	$24,171	$33,291
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,172	$980
Restricted cash	33,428	21,949
Total cash, cash equivalents, and restricted cash as shown above	$34,600	$22,929

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2021, there were 185.2 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.1%, were owned by UDR and 9.0 million OP Units, or 4.9%, were owned by outside limited partners. As of March 31, 2021, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.8 million, or 58.0%, were owned by UDR and its subsidiaries and 13.6 million, or 42.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships, Note 7, Secured and Unsecured Debt, Net and Note 13, Commitments and Contingencies.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2020, the SEC adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which revises SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain criteria. We evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures for the Operating Partnership, which guarantees certain outstanding debt securities issued by the Company. Both rules became effective for the Company on January 4, 2021, and we adopted these amendments for the three months ended March 31, 2021. As a result of the amendments, the Operating

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

Partnership, as subsidiary guarantor, is no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will no longer file separate periodic and current reports in reliance on Rule 12h-5 under the Exchange Act. The alternative disclosures related to the Operating Partnership are presented in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective on January 1, 2022; however, early adoption of the ASU is permitted on January 1, 2021. The Company early adopted the guidance on January 1, 2021; however, the updated standard did not have a material impact on the consolidated financial statements and related disclosures.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2021 and 2020, the Company recorded less than ($0.1) million and less than $0.1 million, respectively, of credit losses/(recoveries) on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The following table summarizes our Notes receivable, net as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2021	2021	2020
Note due February 2021 (a)	N/A	$—	$4,000
Note due May 2022 (b)	8.00%	20,000	20,000
Note due October 2022 (c)	4.75%	115,000	115,000
Note due January 2023 (d)	10.00%	20,885	19,685
Notes Receivable		155,885	158,685
Allowance for credit losses		(679)	(693)
Total notes receivable, net		$155,206	$157,992
(a)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. In January 2021, the unaffiliated third party repaid the $4.0 million promissory note.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, all of which has been funded. The note is secured by a parcel of land and related land improvements.

In September 2020, the developer defaulted on the loan. As a result of the default, in April 2021, UDR took title to the property pursuant to a deed in lieu of foreclosure. At that time, the Company reclassified the related balance as Real estate owned on the Consolidated Balance Sheet and recorded a minor gain on extinguishment of the secured note based upon the property’s fair market value on the date of the title transfer.

(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gave the Company the option to acquire the community at a fixed price of $170.0 million. In August 2020, the Company exercised the purchase option. The purchase is expected to close in 2021. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy was issued, which was July 2020. Upon modification, the loan would be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.
(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $22.0 million, of which $20.9 million has been funded, including $1.2 million funded during the three months ended March 31, 2021. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

In January 2021, the terms of this secured note were amended to increase the aggregate commitment from $20.0 million to $22.0 million. Interest payments are due monthly and the maturity date of the note remains in January 2023.

The Company recognized $1.9 million and $2.6 million of interest income for the notes receivable described above during the three months ended March 31, 2021 and 2020, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2021 and 2020, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2021 and 2020 was less than $0.1 million and ($0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2021 and December 31, 2020, UDR’s net deferred tax asset/(liability) was ($0.6) million and ($3.2) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2021. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2017 through 2019 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

Forward Sales Agreements

The Company utilizes forward sales agreements for the future issuance of its common stock. When the Company enters into a forward sales agreement, the contract requires the Company to sell its shares to a counterparty at

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

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

Impact of COVID-19 Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines, the duration of government measures to mitigate the pandemic and the success of government rental assistance programs, all of which continue to be uncertain and difficult to predict.

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

During the three months ended March 31, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $4.7 million of multifamily tenant lease receivables and approximately $0.8 million of retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended March 31, 2021. In aggregate, the reserve is reflected as a $5.1 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

the Consolidated Statements of Operations for the three months ended March 31, 2021. The impact to deferred leasing commissions was not material for the three months ended March 31, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the three months ended March 31, 2021.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2021, the Company owned and consolidated 150 communities in 13 states plus the District of Columbia totaling 48,363 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Land	$2,148,977	$2,139,765
Depreciable property — held and used:
Land improvements	235,002	233,823
Building, improvements, and furniture, fixtures and equipment	10,428,151	10,292,782
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	74,399	73,702
Building, improvements, and furniture, fixtures and equipment	168,801	174,175
Real estate held for disposition:
Land and land improvements	—	15,184
Building, improvements, and furniture, fixtures and equipment	—	101,471
Real estate owned	13,095,900	13,071,472
Accumulated depreciation (a)	(4,730,021)	(4,605,366)
Real estate owned, net	$8,365,879	$8,466,106
(a)	Accumulated depreciation is inclusive of $6.5 million of accumulated amortization related to real estate intangible assets.

Acquisitions

In January 2021, the Company acquired a 300 apartment home operating community located in Franklin, Massachusetts for approximately $77.4 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $51.8 million. The Company increased its real estate assets owned by approximately $82.0 million, recorded $2.0 million of in-place lease intangibles, and recorded a $6.6 million debt premium in connection with the above-market debt assumed.

In April 2021, the Company acquired a 636 apartment home operating community located in Farmers Branch, Texas for approximately $110.0 million.

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2021 and 2020, were $4.6 million and $6.9 million, respectively. Total capitalized interest was $2.1 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2021 and 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services for the communities held by the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended
	Location of	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	Properties	2021	2021	2021	2020	2021	2020	2021	2020
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$26,001	$26,426	50.0%	50.0%	$(475)	$(454)
UDR/MetLife II	Various	7	1,250	186,312	151,353	50.0%	50.0%	(2,684)	(91)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	78,155	82,072	50.6%	50.6%	(3,382)	(1,811)
West Coast Development Joint Ventures (b)	Los Angeles, CA	—	—	311	30,080	47.0%	47.0%	2,486	(77)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$290,779	$289,931			$(4,055)	$(2,433)

					Investment at		Three Months Ended
Developer Capital Program			Years To	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (c)	Location	Rate	Maturity	Commitment (d)	2021	2020	2021	2020
Preferred equity investments:
1532 Harrison	San Francisco, CA	11.0%	1.2	$24,645	$35,069	$34,135	$929	$836
1200 Broadway (e) (f)	Nashville, TN	8.0%	1.5	55,558	70,709	69,330	1,372	1,281
Junction	Santa Monica, CA	12.0%	1.3	8,800	12,049	11,699	350	314
1300 Fairmount (f)	Philadelphia, PA	8.5%	2.4	51,393	60,799	59,544	1,255	1,166
Essex	Orlando, FL	12.5%	2.4	12,886	17,292	16,770	522	466
Modera Lake Merritt (f)	Oakland, CA	9.0%	3.0	27,250	31,619	30,928	691	574
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	3.8	20,059	21,278	17,919	438	24
Vernon Boulevard (f)	Queens, NY	13.0%	4.3	40,000	43,737	42,360	1,372	—
Makers Rise (f) (g)	Herndon, VA	9.0%	4.7	30,208	7,070	—	96	—
121 at Watters (f) (h)	Allen, TX	9.0%	5.0	19,846	12	—	2	—
Real estate technology investments:
RETV I	N/A	N/A	N/A	18,000	22,641	20,587	2,051	(150)
RETV II	N/A	N/A	N/A	$16,500	2,184	2,283	(101)	—
Total Preferred Equity Investments and Real Estate Technology Investments					324,459	305,555	8,977	4,511

Sold joint ventures and other investments in prior year					—	—	—	1,289

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$615,238	$595,486	$4,922	$3,367
(a)	As of March 31, 2021 and December 31, 2020, the Company’s negative investment in 13th and Market Properties LLC of $4.9 million and $4.7 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	In January 2021, the joint venture sold its remaining community, a 293 home operating community located in Los Angeles, California, for a sales price of approximately $121.0 million. As a result, the Company recorded a gain on the sale of approximately $2.5 million.
(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In April 2021, the balance was paid down by $12.5 million and the Company’s preferred return increased to 12.25%. The Company's preferred return will revert to 8.0% in February 2022 if no capital events occur prior to that date.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(g)	In January 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 356 apartment home community in Herndon, Virginia. The Company’s preferred equity investment of $30.2 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(h)	In March 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 469 apartment home community in Allen, Texas. The Company’s preferred equity investment of $19.8 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of March 31, 2021 and December 31, 2020, the Company had deferred fees of $9.2 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.6 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2021 and 2020.

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total real estate, net	$2,111,478	$1,904,805
Real estate assets held for sale	—	88,458
Cash and cash equivalents	28,120	22,278
Other assets	162,316	150,894
Total assets	$2,301,914	$2,166,435

Third party debt, net	$1,193,327	$1,188,710
Liabilities held for sale	—	55,440
Accounts payable and accrued liabilities	71,859	40,556
Total liabilities	1,265,186	1,284,706
Total equity	$1,036,728	$881,729

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Total revenues	$32,137	$41,314
Property operating expenses	17,110	15,297
Real estate depreciation and amortization	16,453	16,243
Gain/(loss) on sale of property	34,757	—
Operating income/(loss)	33,331	9,774
Interest expense	(12,134)	(10,347)
Net realized/unrealized gain/(loss) on held investments	8,488	—
Other income/(loss)	(1,657)	(8)
Net income/(loss)	$28,028	$(581)

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Operating lease right-of-use assets were $200.1 million and $200.9 million, respectively, and the Operating lease liabilities were $194.8 million and $195.6 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.8 years and 43.9 years at March 31, 2021 and December 31, 2020, respectively, and the weighted average discount rate was 5.0% at both March 31, 2021 and December 31, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2021 are as follows (dollars in thousands):

Ground Leases
2021	$9,331
2022	12,442
2023	12,442
2024	12,442
2025	12,442
Thereafter	442,778
Total future minimum lease payments (undiscounted)	501,877
Difference between future undiscounted cash flows and discounted cash flows	(307,048)
Total operating lease liabilities (discounted)	$194,829

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense:
Contractual lease expense	$3,230	$3,170
Variable lease expense (a)	29	43
Total operating lease expense (b)(c)	$3,259	$3,213
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.8 million, respectively. For the three months ended March 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.7 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and $0.1 million of total operating lease expense during the three months ended March 31, 2021 and 2020, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2021, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.6% of our total lease revenue. As of March 31, 2021, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.4% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

Future minimum lease payments from our retail and commercial leases as of March 31, 2021 are as follows (dollars in thousands):

Retail and Commercial Leases
2021	$18,056
2022	23,450
2023	21,645
2024	19,879
2025	16,758
Thereafter	71,357
Total future minimum lease payments (a)	$171,145
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Principal Outstanding		As of March 31, 2021
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2021	2020	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$876,080	$824,550	3.37%	7.0	12
Deferred financing costs and other non-cash adjustments (b)	16,162	10,665
Total fixed rate secured debt, net	892,242	835,215	3.37%	7.0	12
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.77%	11.0	1
Deferred financing costs	(65)	(68)
Total variable rate secured debt, net	26,935	26,932	0.77%	11.0	1
Total Secured Debt, net	919,177	862,147	3.29%	7.1	13
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (o)	—	—	—%	1.8
Borrowings outstanding under unsecured commercial paper program due April 2021 (e) (o)	210,000	190,000	0.26%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2022 (f)	17,813	28,024	0.94%	0.8
Term Loan due September 2023 (d) (o)	35,000	35,000	1.02%	2.5
Fixed Rate Debt
Term Loan due September 2023 (d) (o)	315,000	315,000	1.07%	2.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	3.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $0 and $327, respectively) (g) (o)	—	299,673	—%	—
2.95% Medium-Term Notes due September 2026 (h) (o)	300,000	300,000	2.89%	5.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $441 and $458, respectively) (i) (o)	299,559	299,542	4.03%	6.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $806 and $835, respectively) (o)	299,194	299,165	3.50%	6.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $5, respectively) (j) (o)	299,995	299,995	4.27%	7.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $12,070 and $12,412, respectively) (k) (o)	612,070	612,412	3.32%	8.8
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,003 and $1,027, respectively) (l) (o)	398,997	398,973	3.01%	10.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $399 and $408, respectively) (o)	399,601	399,592	2.10%	11.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,440 and $1,471, respectively) (o)	348,560	348,529	1.90%	12.0
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,215 and $0, respectively) (m) (o)	298,785	—	2.10%	12.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,199 and $1,221, respectively) (n) (o)	298,801	298,779	3.13%	13.6
Other	9	10
Deferred financing costs	(27,030)	(25,937)
Total Unsecured Debt, net	4,121,998	4,114,401	2.72%	8.4
Total Debt, net	$5,041,175	$4,976,548	2.84%	8.2

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2021, secured debt encumbered $1.5 billion or 11.2% of UDR’s total real estate owned based upon gross book value ($11.6 billion or 88.8% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2021, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

In January 2021, the Company assumed a fixed rate mortgage note payable with an outstanding balance of $51.8 million and a fair value of $58.4 million in connection with the acquisition of an operating property located in Franklin, Massachusetts, and carries an interest rate of 4.39% (see Note 3, Real Estate Owned).

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the three months ended March 31, 2021 and 2020, the Company had $0.7 million and $2.6 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $18.9 million and $12.9 million at March 31, 2021 and December 31, 2020, respectively.

(c) The variable rate mortgage note payable for $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2021, the variable interest rate on the mortgage note was 0.77%.
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

In November 2020, the Company entered into three interest rate swaps, which became effective in January 2021, to hedge against interest rate risk on the Term Loan until July 2022. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps, was 1.07%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	42,186
Maximum daily borrowings during the period ended	—	375,000
Weighted average interest rate during the period ended	—%	1.4%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.3 million and $2.8 million of letters of credit at March 31, 2021 and December 31, 2020, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	210,000	190,000
Weighted average daily borrowings during the period ended	191,389	227,090
Maximum daily borrowings during the period ended	340,000	500,000
Weighted average interest rate during the period ended	0.3%	0.9%
Interest rate at end of the period	0.3%	0.3%

In April 2021, the entire $210.0 million of outstanding unsecured commercial paper as of March 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in May 2021 and proceeds under the Working Capital Credit Facility.

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	17,813	28,024
Weighted average daily borrowings during the period ended	7,438	20,132
Maximum daily borrowings during the period ended	37,560	54,974
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	0.9%	1.0%

(g) In February 2021, the Company redeemed all of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (the “2025 Notes”) (plus the make-whole amount and accrued and unpaid interest). The Company incurred extinguishment costs of $42.0 million during the three months ended March 31, 2021, which was included in Interest expense on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 2.89%
(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.03%.
(j) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of the initial $300.0 million issued. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.
(k) The Company previously entered into forward starting interest rate swaps and treasury lock to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32%.
(l) The Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%.
(m) In February 2021, the Company issued $300.0 million of 2.10% senior unsecured medium-term notes due June 15, 2033. The notes were priced at 99.592% of the principal amount of the notes. The Company used the net proceeds to redeem its 2025 Notes (see footnote (g) above).
(n) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(o) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2021 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2021	$827	$—	$827	$210,000	(a)	$210,827
2022	1,140	—	1,140	17,813		18,953
2023	1,183	—	1,183	350,000		351,183
2024	96,028	—	96,028	15,644		111,672
2025	174,043	—	174,043	—		174,043
2026	51,963	—	51,963	300,000		351,963
2027	2,045	—	2,045	300,000		302,045
2028	123,435	—	123,435	300,000		423,435
2029	191,986	—	191,986	300,000		491,986
2030	72,500	—	72,500	600,000		672,500
Thereafter	160,930	27,000	187,930	1,750,000		1,937,930
Subtotal	876,080	27,000	903,080	4,143,457		5,046,537
Non-cash (b)	16,162	(65)	16,097	(21,459)		(5,362)
Total	$892,242	$26,935	$919,177	$4,121,998		$5,041,175
(a)	All unsecured debt due in the remainder of 2021 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.2 million and $1.0 million, respectively, during the three months ended March 31, 2021 and 2020, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator for income/(loss) per share:
Net income/(loss)	$3,274	$5,540
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(154)	(313)
Net (income)/loss attributable to noncontrolling interests	(16)	(6)
Net income/(loss) attributable to UDR, Inc.	3,104	5,221
Distributions to preferred stockholders — Series E (Convertible)	(1,056)	(1,066)
Income/(loss) attributable to common stockholders - basic and diluted	$2,048	$4,155

Denominator for income/(loss) per share:
Weighted average common shares outstanding	296,800	294,731
Non-vested restricted stock awards	(263)	(274)
Denominator for basic income/(loss) per share	296,537	294,457
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	489	703
Denominator for diluted income/(loss) per share	297,026	295,160

Income/(loss) per weighted average common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2021 and 2020, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of March 31, 2021, we had 9.6 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.3 million shares subject to the forward sales agreements described below.

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

During the three months ended March 31, 2021, the Company entered into forward sales agreements under its ATM program for a total of 2.3 million shares of common stock at a weighted average initial forward price per share of $43.85. The actual forward price per share to be received by the Company upon settlement will be determined on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of March 31, 2021, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 23, 2022 and March 15, 2022.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of March 31, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 29, 2022.

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

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
OP/DownREIT Units	22,398	22,228
Convertible preferred stock	2,918	3,011
Unvested LTIP Units and unvested restricted stock	489	703

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

MARCH 31, 2021

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2020	$856,294
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	131,700
Conversion of OP Units/DownREIT Units to Common Stock	(4,497)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	154
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(8,586)
Vesting of Long-Term Incentive Plan Units	14,578
Allocation of other comprehensive income/(loss)	43
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2021	$989,686

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million and less than ($0.1) million during the three months ended March 31, 2021 and 2020, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2021 and December 31, 2020, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$155,206	$169,001	$—	$—	$169,001
Derivatives - Interest rate contracts (c)	9	9	—	9	—
Total assets	$155,215	$169,010	$—	$9	$169,001

Derivatives - Interest rate contracts (c)	$67	$67	$—	$67	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	894,967	898,675	—	—	898,675
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	17,813	17,813	—	—	17,813
Commercial paper program	210,000	210,000	—	—	210,000
Unsecured notes	3,921,215	3,983,183	—	—	3,983,183
Total liabilities	$5,071,062	$5,136,738	$—	$67	$5,136,671

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$989,686	$989,686	$—	$989,686	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

			Fair Value at December 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$157,992	$170,411	$—	$—	$170,411
Derivatives - Interest rate contracts (c)	2	2	—	2	—
Total assets	$157,994	$170,413	$—	$2	$170,411

Derivatives - Interest rate contracts (c)	$167	$167	$—	$167	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	837,473	854,084	—	—	854,084
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	28,024	28,024	—	—	28,024
Commercial paper program	190,000	190,000	—	—	190,000
Unsecured notes	3,922,314	4,283,045	—	—	4,283,045
Total liabilities	$5,004,978	$5,382,320	$—	$167	$5,382,153

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$856,294	$856,294	$—	$856,294	$—
(a)	Balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	See Note 11, Derivatives and Hedging Activity.
(d)	See Note 7, Secured and Unsecured Debt, Net.
(e)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2022, the Company estimates that an additional $1.6 million will be reclassified as an increase to Interest expense.

As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$334,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2021, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	$9	$2	$67	$167

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Interest rate products	$127	$(2,917)	$(446)	$(357)	$—	$—

	Three Months Ended
	March 31,
	2021	2020
Total amount of Interest expense presented on the Consolidated Statements of Operations	$78,156	$39,317

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

MARCH 31, 2021

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2021	$9	$—	$9	$—	$—	$9

December 31, 2020	$2	$—	$2	$—	$—	$2
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2021	$67	$—	$67	$—	$—	$67

December 31, 2020	$167	$—	$167	$—	$—	$167
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.9 million and $6.8 million during the three months ended March 31, 2021 and 2020, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at March 31, 2021 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	5	$243,200		$258,300
Joint ventures:
Preferred equity investments	2	7,082	(b)	43,104	(b)
Real estate technology investments:
RETV I	-	22,641		5,220
RETV II	-	2,184		14,025
Total		$275,107		$301,404
(a)	Represents UDR’s investment as of March 31, 2021.
(b)	Represents UDR’s investment in and remaining commitment for Makers Rise and 121 at Watters, which are under development as of March 31, 2021.

Purchase Commitments

In April 2021, the Company entered into a contract to acquire a 945 apartment home operating community located in Frisco, Texas for a purchase price of approximately $167.0 million. The Company made a $7.5 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2021, subject to customary closing conditions.

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

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 3.0% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2020 and held as of March 31, 2021. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2021 and 2020.

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

MARCH 31, 2021

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2021 and 2020, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2021	2020
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$100,170	$111,215
Mid-Atlantic Region	59,917	62,537
Northeast Region	52,050	57,495
Southeast Region	34,637	33,781
Southwest Region	23,211	23,815
Non-Mature Communities/Other	21,460	22,779
Total segment and consolidated lease revenue	$291,445	$311,622

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,718	$2,930
Mid-Atlantic Region	1,702	1,701
Northeast Region	1,047	1,064
Southeast Region	1,493	1,524
Southwest Region	875	820
Non-Mature Communities/Other	546	432
Total segment and consolidated other revenue	$8,381	$8,471

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$102,888	$114,145
Mid-Atlantic Region	61,619	64,238
Northeast Region	53,097	58,559
Southeast Region	36,130	35,305
Southwest Region	24,086	24,635
Non-Mature Communities/Other	22,006	23,211
Total segment and consolidated rental income	$299,826	$320,093

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$74,845	$86,091
Mid-Atlantic Region	42,402	45,317
Northeast Region	33,343	40,323
Southeast Region	24,317	24,537
Southwest Region	14,834	15,383
Non-Mature Communities/Other	11,317	13,814
Total segment and consolidated NOI	201,058	225,465
Reconciling items:
Joint venture management and other fees	1,615	1,388
Property management	(8,995)	(9,203)
Other operating expenses	(4,435)	(4,966)
Real estate depreciation and amortization	(144,088)	(155,476)
General and administrative	(12,736)	(14,978)
Casualty-related (charges)/recoveries, net	(5,577)	(1,251)
Other depreciation and amortization	(2,601)	(2,025)
Gain/(loss) on sale of real estate owned	50,829	—
Income/(loss) from unconsolidated entities	4,922	3,367
Interest expense	(78,156)	(39,317)
Interest income and other income/(expense), net	2,057	2,700
Tax (provision)/benefit, net	(619)	(164)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(154)	(313)
Net (income)/loss attributable to noncontrolling interests	(16)	(6)
Net income/(loss) attributable to UDR, Inc.	$3,104	$5,221
(a)	Same-Store Community population consisted of 45,403 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2021

The following table details the assets of UDR’s reportable segments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,255,427	$4,247,900
Mid-Atlantic Region	2,703,939	2,698,049
Northeast Region	2,904,450	2,900,017
Southeast Region	978,568	974,754
Southwest Region	896,728	897,505
Non-Mature Communities/Other	1,356,788	1,353,247
Total segment assets	13,095,900	13,071,472
Accumulated depreciation	(4,730,021)	(4,605,366)
Total segment assets — net book value	8,365,879	8,466,106
Reconciling items:
Cash and cash equivalents	1,172	1,409
Restricted cash	33,428	22,762
Notes receivable, net	155,206	157,992
Investment in and advances to unconsolidated joint ventures, net	620,111	600,233
Operating lease right-of-use assets	200,064	200,913
Other assets	190,696	188,118
Total consolidated assets	$9,566,556	$9,637,533
(a)	Same-Store Community population consisted of 45,403 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore and Richmond
iii.	Northeast Region — Boston, New York and Philadelphia
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2021 and 2020, of UDR, Inc.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, rental expense growth and expected or potential impacts of the novel coronavirus disease (“COVID-19”) pandemic. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning the availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments and redevelopments, delays in completing lease-ups on schedule or at expected rent and occupancy levels, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures and partnerships with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. While vaccines have been developed and are being administered, it is unclear when or if the vaccine may allow a return to pre-pandemic activity levels.

While operations in certain areas have been allowed to fully or partially re-open, many areas have experienced new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. Our headquarters, all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, for example restrictions on capacity. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 have also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, the federal government and a number of the states, counties and municipalities in which we operate have adopted, and may extend, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to enforce our legal and contractual rights and our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent. We have received, and continue to receive, more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. In addition, we have seen an increase in tenant rent concessions compared to prior year periods, as discussed further below. In particular, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. We also have experienced an increase in resident move-outs and turnover on an annualized basis. Recently, the federal government has allocated funds to rent relief programs run by state and local authorities. Certain of such programs have not yet been finalized or are not currently operating and funds are not currently available under such programs. In addition, some of such programs require, and programs in the future may require, the forgiveness of a portion of the past due rent in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. With respect to leasing activities, leasing traffic and visits by potential residents increased during the quarter ended March 31, 2021 as compared to the same quarter in 2020. Our percentage of leases entered into with a prospective tenant also increased period over period.

During the three months ended March 31, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $4.7 million of multifamily tenant lease receivables and approximately $0.8 million of retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended March 31, 2021. In aggregate, the reserve is reflected as a $5.1 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended March 31, 2021. The impact to deferred leasing commissions was not material for the three months ended March 31, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the three months ended March 31, 2021.

As of April 25, 2021 we had collected 96.5%, 96.1% and 95.4% of billed monthly rents for our multifamily residents for January, February and March, respectively. April cash rents received have increased when compared to those for January, February and March at corresponding times of prior months.

Over the last several years, we have worked to consistently strengthen our balance sheet and improve our liquidity profile, which we believe positions us well to weather the current economic and market challenges. The extent of the COVID-19 pandemic’s effect on our operational and financial performance, however, will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot predict the effect on future periods, but the adverse impact on our future financial condition, results of operations, and cash flows could be material.

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

At March 31, 2021, our consolidated real estate portfolio included 150 communities in 13 states plus the District of Columbia totaling 48,363 apartment homes. In addition, we have an ownership interest in 5,827 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,990 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2021, was 45,403.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2021:

		March 31, 2021			Three Months Ended March 31, 2021
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	11	4,950	11.5%	$1,502,497	97.1%	$2,463
San Francisco, CA	11	2,751	6.8%	886,445	92.8%	3,088
Seattle, WA	14	2,725	7.3%	952,279	96.3%	2,323
Monterey Peninsula, CA	7	1,565	1.4%	185,733	96.4%	1,928
Los Angeles, CA	4	1,225	3.5%	464,179	95.0%	2,547
Other Southern California	3	817	1.6%	212,016	98.5%	2,295
Portland, OR	2	476	0.4%	52,278	98.0%	1,622
Mid-Atlantic Region
Metropolitan D.C.	22	8,003	16.9%	2,209,954	95.9%	2,090
Baltimore, MD	5	1,597	2.6%	339,524	98.4%	1,624
Richmond, VA	4	1,359	1.2%	154,461	98.5%	1,453
Northeast Region
Boston, MA	10	4,139	11.8%	1,543,261	95.9%	2,624
New York, NY	5	1,825	9.6%	1,253,401	94.6%	3,834
Philadelphia, PA	1	313	0.8%	107,788	94.8%	2,258
Southeast Region
Tampa, FL	9	2,908	3.2%	422,441	97.4%	1,585
Orlando, FL	9	2,500	1.8%	241,144	96.8%	1,426
Nashville, TN	8	2,260	1.7%	224,826	97.7%	1,386
Other Florida	1	636	0.7%	90,157	97.4%	1,684
Southwest Region
Dallas, TX	11	3,864	4.4%	579,865	96.7%	1,480
Austin, TX	4	1,272	1.3%	171,791	97.3%	1,533
Denver, CO	1	218	1.1%	145,072	93.8%	2,934
Total/Average Same-Store Communities	142	45,403	89.6%	11,739,112	96.4%	$2,116
Non-Mature, Commercial Properties & Other	8	2,960	8.5%	1,113,588
Total Real Estate Held for Investment	150	48,363	98.1%	12,852,700
Real Estate Under Development (b)	—	—	1.9%	243,200
Total Real Estate Owned	150	48,363	100.0%	13,095,900
Total Accumulated Depreciation				(4,730,021)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,365,879
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2021, the Company was developing five wholly-owned communities with a total of 1,417 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2020 and held as of March 31, 2021. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of March 31, 2021, we had 9.6 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.3 million shares subject to the forward sales agreements described below.

During the three months ended March 31, 2021, the Company entered into forward sales agreements under its ATM program for a total of 2.3 million shares of common stock at a weighted average initial forward price per share of $43.85. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of March 31, 2021, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 23, 2022 and March 15, 2022.

In February 2021, the Company issued $300.0 million of 2.10% senior unsecured medium-term notes due June 15, 2033. The notes were priced at 99.592% of the principal amount of the notes. The Company used the net proceeds to redeem its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (the “2025 Notes”) (plus the make-whole amount and accrued and unpaid interest). The combined prepayment and make-whole amounts for the purchase of the 2025 Notes totaled approximately $40.8 million.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. As of March 31, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 29, 2022.

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

During the remainder of 2021, we have approximately $0.8 million of secured debt maturing, inclusive of principal amortization, and $210.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In April 2021, the entire $210.0 million of outstanding unsecured commercial paper as of March 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in May 2021 and proceeds under the Working Capital Credit Facility. As of April 25, 2021, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.3 million of letters of credit), and we had $26.3 million outstanding under the Working Capital Credit Facility, leaving $48.7 million of unused capacity.

Guarantor Subsidiary Summarized Financial Information

UDR has certain outstanding debt securities that are guaranteed by United Dominion Realty, L.P. (the “Operating Partnership”). With respect to this debt, as further outlined below, the Operating Partnership fully and unconditionally guarantees payment of any principal, premium and interest in full to the holders thereof. The Operating Partnership is a subsidiary of UDR, through which UDR conducts a significant portion of its business and holds a substantial amount of its assets. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiaries. In addition to its ownership interest in the Operating Partnership, UDR holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of its subsidiaries. UDR, as the sole general partner of the Operating Partnership, owns 100 percent of the Operating Partnership’s general partnership interests and approximately 95 percent of its limited partnership interests and, by virtue thereof, has the ability to control all of the day-to-day operations of the Operating Partnership. UDR has concluded that it is the primary beneficiary of, and therefore consolidates, the Operating Partnership.

The Operating Partnership is the subsidiary guarantor of certain of our registered debt securities, including the $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033, $300 million of medium-term notes due in June 2033 and $300 million of medium-term notes due November 2034.

The Operating Partnership fully and unconditionally guarantees payment of any principal, premium and interest in full to the holders of the notes described above. The guarantee forms part of the indenture under which the notes were issued. If, for any reason, we do not make any required payment in respect of the notes when due, the Operating Partnership will cause the payment to be made to, or to the order of, the applicable paying agent on behalf of the trustee. Holders of the notes may enforce their rights under the guarantee directly against the Operating Partnership without first making a demand or taking action against UDR or any other person or entity. The Operating Partnership may, without the consent of the holders of the notes, assume all of our rights and obligations under the notes and, upon such assumption, we will be released from our liabilities under the indenture and the notes.

The notes are UDR’s unsecured general obligations and rank equally with all of UDR’s other unsecured and unsubordinated indebtedness outstanding from time to time. As a result, our payment of amounts due on the notes is subordinated to all of our existing and future secured obligations to the extent of the value of the collateral pledged toward any such secured obligation. Our payment of amounts due on the notes also is effectively subordinated to all liabilities, whether secured or unsecured, of any of our non-guarantor subsidiaries because, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to such subsidiaries, we, as an equity holder of such subsidiaries, would not receive distributions from such subsidiaries until claims of any creditors of such subsidiaries are satisfied.

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule was effective for the Company on January 4, 2021. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary guarantors of obligations issued by the parent are no longer required to provide separate financial statements subject to certain criteria. Such criteria include, among other things, that the parent company is an issuer or co-issuer of the debt, the consolidated financial statements of the parent company have been filed and the subsidiary guarantor is consolidated into those financial statements, and the guaranteed security is debt or debt-like. If the applicable criteria are met, the parent company is able to utilize alternative disclosures described in Rule 13-01 of Regulation S-X, which include summarized financial information of the subsidiary guarantor. We evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures for the Operating Partnership.

As a result of the amendments, the Operating Partnership, as subsidiary guarantor, is no longer subject to the filing requirements under Section 15(d) of the Exchange Act, and will no longer file separate periodic and current reports in reliance on Rule 12h-5 under the Exchange Act. As such, we have presented summarized financial information for the Operating Partnership below.

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total real estate, net	$2,122,311	$2,151,714
Cash and cash equivalents	15	26
Operating lease right-of-use assets	201,551	202,438
Other assets	99,271	103,389
Total assets	$2,423,148	$2,457,567

Secured debt, net	$99,115	$99,104
Notes payable to UDR (a)	817,901	810,700
Operating lease liabilities	196,338	197,135
Other liabilities	107,768	102,196
Total liabilities	1,221,122	1,209,135
Total capital	$1,202,026	$1,248,432

	Three Months Ended
	March 31,
	2021	2020
Total revenue	$105,536	$112,165
Property operating expenses	(44,803)	(43,000)
Real estate depreciation and amortization	(40,223)	(35,300)
Operating income/(loss)	20,510	33,865
Interest expense (a)	(8,075)	(7,464)
Other income/(loss)	3,727	(1,761)
Net income/(loss)	$16,162	$24,640
(a)	All $817.9 million and $810.7 million notes payable to UDR as of March 31, 2021 and December 31, 2020, respectively, and $7.4 million and $6.7 million of interest expense on notes payable to UDR for the three months ended March 31, 2021 and 2020, respectively, eliminate upon consolidation of the UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 18, 2021. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

Operating Activities

For the three months ended March 31, 2021, our Net cash provided by/(used in) operating activities was $123.6 million, compared to $135.5 million for the comparable period in 2020. The decrease in cash flow from operating activities was primarily due to a decrease in net operating income, primarily driven by lower rental rates and an increase in rent concessions and occupancy loss, partially offset by changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2021, Net cash provided by/(used in) investing activities was $41.0 million, compared to ($214.0) million for the comparable period in 2020. The decrease in cash used in investing activities was primarily due to the decrease in acquisitions made during the current period, an increase in proceeds from sales of real estate investments in the current period and an increase in distributions received from unconsolidated joint ventures, partially offset by an increase in investments in unconsolidated joint ventures.

Acquisitions

In January 2021, the Company acquired a 300 apartment home operating community located in Franklin, Massachusetts for approximately $77.4 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $51.8 million. The Company increased its real estate assets owned by approximately $82.0 million, recorded $2.0 million of in-place lease intangibles, and recorded a $6.6 million debt premium in connection with the above-market debt assumed.

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2021, total capital expenditures of $25.2 million, or $524 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $32.2 million, or $677 per stabilized home, for the comparable period in 2020.

The decrease in total capital expenditures was primarily due to:

●	an decrease of 44.3%, or $4.3 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
●	a decrease of 83.3%, or $4.7 million, in spend as compared to the comparable period in 2020 for our operations platform, which includes smart home installations in certain of our properties.

This was partially offset by:

●	an increase of 18.8%, or $1.4 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 5.9%, or $0.5 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2021 and 2020 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Turnover capital expenditures	$2,933	$2,491	17.7%	$61	$52	17.3%
Asset preservation expenditures	6,821	6,718	1.5%	142	141	0.7%
Total recurring capital expenditures	9,754	9,209	5.9%	203	193	5.2%
NOI enhancing improvements (a)	9,093	7,651	18.8%	189	161	17.4%
Major renovations (b)	5,434	9,752	(44.3)%	113	205	(44.9)%
Operations platform	934	5,601	(83.3)%	19	118	(83.6)%
Total capital expenditures (c)	$25,215	$32,213	(21.7)%	$524	$677	(22.5)%
Repair and maintenance expense	$15,521	$12,925	20.1%	$323	$272	18.8%
Average home count (d)	48,124	47,579	1.1%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2021, our development pipeline consisted of five wholly-owned communities totaling 1,417 apartment homes, none of which have been completed, with a budget of $501.5 million, in which we have a gross carrying value of $243.2 million. The remaining homes are estimated to be completed between the first quarter of 2022 and the second quarter of 2023.

At March 31, 2021, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2021:

●	we made investments totaling $48.6 million in our unconsolidated joint ventures, including contributions of $9.9 million to two unconsolidated investments under our Developer Capital Program, which each earn preferred returns of 9.0%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $4.9 million; and
●	we received distributions of $33.7 million, of which $1.1 million were operating cash flows and $32.6 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2021 and 2020.

Financing Activities

For the three months ended March 31, 2021, our Net cash provided by/(used in) financing activities was ($154.2) million, compared to $68.2 million for the comparable period of 2020.

The following significant financing activities occurred during the three months ended March 31, 2021:

●	issuance of $300.0 million of 2.10% senior unsecured medium-term notes due June 2033, for net proceeds of approximately $298.8 million;
●	repayment of $300.0 million senior unsecured medium-term notes due October 2025;
●	net proceeds of $20.0 million on our unsecured commercial paper program;
●	payment of $106.8 million of distributions to our common stockholders; and
●	payment of prepayment and extinguishment costs of $40.8 million from the early prepayment of debt.

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

As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.3 million of letters of credit at March 31, 2021), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of March 31, 2021, we had $17.8 million of outstanding borrowings under the Working Capital Credit Facility, leaving $57.2 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2021.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2021, we had issued $210.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.30%, leaving $290.0 million of unused capacity. In April 2021, the entire $210.0 million of outstanding unsecured commercial paper as of March 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in May 2021 and proceeds under the Working Capital Credit Facility.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $289.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2021. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2021 would increase by $0.7 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by/(used in) operating activities	$123,605	$135,456
Net cash provided by/(used in) investing activities	41,039	(214,044)
Net cash provided by/(used in) financing activities	(154,215)	68,226

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $2.0 million ($0.01 per diluted share) for the three months ended March 31, 2021, as compared to $4.2 million ($0.01 per diluted share) for the comparable period in the prior year. The minor decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $24.4 million primarily due to lower rental rates, an increase in rent concessions and occupancy loss, and an approximately $5.1 million reserve recorded on our multifamily tenant lease receivables as compared to 2020; and
●	an increase in interest expense of $38.8 million primarily due to $42.0 million from extinguishment cost from the prepayment of debt during the three months ended March 31, 2021 as compared to zero for the three months ended March 31, 2020.

This was partially offset by:

●	gain of $50.8 million from the sale of an operating community located in Anaheim, California during the three months ended March 31, 2021, as compared to no gains recognized on the sale of real estate during the three months ended March 31, 2020; and
●	a decrease in depreciation expense of $11.4 million primarily due to fully depreciated assets in 2021 and 2020.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 3.0% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2021	2020	% Change
Same-Store Communities:
Same-Store rental income	$277,820	$296,882	(6.4)%
Same-Store operating expense (b)	(88,079)	(85,231)	3.3%
Same-Store NOI	189,741	211,651	(10.4)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	7,529	6,321	19.1%
Acquired communities NOI	651	—	—%
Development communities NOI	385	(40)	NM *
Non-residential/other NOI (d)	2,129	2,671	(20.3)%
Sold and held for disposition communities NOI	623	4,862	(87.2)%
Total Non-Mature Communities/Other NOI	11,317	13,814	(18.1)%
Total property NOI	$201,058	$225,465	(10.8)%

* Not meaningful

(a)	Same-Store consists of 45,403 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	March 31,
	2021	2020
Net income/(loss) attributable to UDR, Inc.	$3,104	$5,221
Joint venture management and other fees	(1,615)	(1,388)
Property management	8,995	9,203
Other operating expenses	4,435	4,966
Real estate depreciation and amortization	144,088	155,476
General and administrative	12,736	14,978
Casualty-related charges/(recoveries), net	5,577	1,251
Other depreciation and amortization	2,601	2,025
(Gain)/loss on sale of real estate owned	(50,829)	—
(Income)/loss from unconsolidated entities	(4,922)	(3,367)
Interest expense	78,156	39,317
Interest income and other (income)/expense, net	(2,057)	(2,700)
Tax provision/(benefit), net	619	164
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	154	313
Net income/(loss) attributable to noncontrolling interests	16	6
Total property NOI	$201,058	$225,465

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2020 and held on March 31, 2021 consisted of 45,403 apartment homes and provided 94.4% of our total NOI for the three months ended March 31, 2021.

NOI for our Same-Store Community properties decreased 10.4%, or $21.9 million, for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in property NOI was attributable to a 6.4%, or $19.1 million, decrease in property rental income and a 3.3%, or $2.8 million, increase in operating expenses. The decrease in property rental income was primarily driven by a 2.8%, or $7.7 million, decrease in rental rates, a $4.5 million increase in our reserve on multifamily tenant lease receivables, an increase of $3.7 million in rent concessions, an increase of $2.0 million in occupancy loss and 0.9%, or $0.3 million, decrease in reimbursement and ancillary and fee income. Physical occupancy decreased by 0.4% to 96.4% and total monthly income per occupied home decreased 6.0% to $2,116.

The increase in operating expenses was primarily driven by a 17.5%, or $2.2 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 2.7%, or $1.0 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 28.2%, or $1.0 million, increase in insurance expense due to increased claims, partially offset by a 9.9%, or $1.5 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.3% and 71.3% for the three months ended March 31, 2021 and 2020, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 5.6%, or $11.3 million, of our total NOI during the three months ended March 31, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 18.1%, or $2.5 million, for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease was primarily attributable to a $4.2 million decrease in sold and held for disposition communities, partially offset by an $1.2 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2021 and 2020, and a $0.7 million increase in acquired communities.

Real estate depreciation and amortization

For the three months ended March 31, 2021 and 2020, the Company recognized real estate depreciation and amortization of $144.1 million and $155.5 million, respectively. The decrease in 2021 as compared to 2020 was primarily attributable to fully depreciated assets in 2021 and 2020.

Gain/(Loss) on sale of real estate owned

During the three months ended March 31, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California. During the three months ended March 31, 2020, the Company did not recognize any gains on the sale of real estate.

Interest expense

For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $78.2 million and $39.3 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $42.0 million from extinguishment cost from the prepayment of debt during the three months ended March 31, 2021 as compared to zero for the three months ended March 31, 2020.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2021.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income/(loss) attributable to common stockholders	$2,048	$4,155
Real estate depreciation and amortization	144,088	155,476
Noncontrolling interests	170	319
Real estate depreciation and amortization on unconsolidated joint ventures	8,205	8,816
Net gain on the sale of unconsolidated depreciable property	(2,460)	—
Net gain on the sale of depreciable real estate owned, net of tax	(50,778)	—
FFO attributable to common stockholders and unitholders, basic	$101,273	$168,766
Distributions to preferred stockholders — Series E (Convertible)	1,056	1,066
FFO attributable to common stockholders and unitholders, diluted	$102,329	$169,832
Income/(loss) per weighted average common share, diluted	$0.01	$0.01
FFO per weighted average common share and unit, basic	$0.32	$0.53
FFO per weighted average common share and unit, diluted	$0.32	$0.53
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	318,935	316,685
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	322,342	320,399

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$41,950	$—
Debt extinguishment and other associated costs on unconsolidated joint ventures	1,682	—
Legal and other costs	629	758
Realized/unrealized (gain)/loss on unconsolidated real estate technology investments, net of tax	(1,428)	32
Severance costs and other restructuring expense	468	1,642
Casualty-related charges/(recoveries), net	5,577	1,399
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	31
	$48,878	$3,862
FFOA attributable to common stockholders and unitholders, diluted	$151,207	$173,694

FFOA per weighted average common share and unit, diluted	$0.47	$0.54

Recurring capital expenditures	(9,754)	(9,209)
AFFO attributable to common stockholders and unitholders, diluted	$141,453	$164,485

AFFO per weighted average common share and unit, diluted	$0.44	$0.51

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (shares in thousands):

	Three Months Ended
	March 31,
	2021	2020
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	318,935	316,685
Weighted average number of OP/DownREIT Units outstanding	(22,398)	(22,228)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	296,537	294,457

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	322,342	320,399
Weighted average number of OP/DownREIT Units outstanding	(22,398)	(22,228)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	297,026	295,160

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company uses derivative instruments solely to manage its exposure to interest rates.

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	CONTROLS AND PROCEDURES

The disclosure controls and procedures of the Company are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.	RISK FACTORS

There are many factors that affect the business and the results of operations of the Company, some of which are beyond its control. The following is a description of important factors that may cause the Company’s actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Risks Related to Our Real Estate Investments and Our Operations

The Ongoing COVID-19 Pandemic and Measures Intended to Prevent its Spread Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, many areas experienced new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. Our headquarters and all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic. The deterioration of economic conditions as a result of the pandemic in certain locations have materially decreased, and in other locations may ultimately materially decrease, occupancy levels and rents in our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local, federal and industry-initiated efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and may continue to affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Even if these measures are lifted, additional cases of COVID-19 have resulted in, and may continue to result in, governments reinstating these or similar measures. Recently, the federal government has allocated funds to rent relief programs run by state and local authorities. Certain of such programs have not yet been finalized or are not yet operational and funds are not currently available under such programs. In addition, some of such programs require, and programs in the future may require, the forgiveness of a portion of the past due rent in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic or as a result of delayed construction schedules due to social distancing efforts or occurrences of the virus at a construction site. The COVID-19 pandemic and measures to prevent its spread also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants were, or have been, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines, the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2021, approximately 57.5% of our total NOI was generated from communities located in Metropolitan D.C. (16.5%),

Orange County, CA (13.5%), Boston, MA (11.8%), the San Francisco Bay Area, CA (8.6%) and New York, NY (7.1%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2021, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $620.1 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2021, UDR had approximately $289.8 million of variable rate indebtedness outstanding, which constitutes approximately 5.7% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

The Phase-Out of LIBOR and Transition to an Alternative Benchmark Interest Rate Could Have Adverse Effects. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York.  By the end of 2021, it is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

UDR Conducts a Portion of Its Business Through Taxable REIT Subsidiaries, Which Are Subject to Certain Tax Risks. We have established and conduct a portion of our business through taxable REIT subsidiaries. Despite UDR’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

During the three months ended March 31, 2021, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended March 31, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
January 1, 2021 through January 31, 2021	—	—	—	14,439
February 1, 2021 through February 28, 2021	—	—	—	14,439
March 1, 2021 through March 31, 2021	—	—	—	14,439
Balance as of March 31, 2021	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2021 through January 31, 2021	24	$36.85	N/A	N/A
February 1, 2021 through February 28, 2021	16	41.65	N/A	N/A
March 1, 2021 through March 31, 2021	—	—	N/A	N/A
Total	40	$38.77
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

4.1	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.

22.1	List of Guarantor Subsidiaries of UDR, Inc.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 28, 2021	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)