Form 10-Q
period 2021-06-30
UDR, Inc.
filed 2021-07-29
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 26, 2021 was 296,846,871.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$13,325,599	$12,706,940
Less: accumulated depreciation	(4,871,124)	(4,590,577)
Real estate held for investment, net	8,454,475	8,116,363
Real estate under development (net of accumulated depreciation of $382 and $1,010, respectively)	286,543	246,867
Real estate held for disposition (net of accumulated depreciation of $0 and $13,779, respectively)	—	102,876
Total real estate owned, net of accumulated depreciation	8,741,018	8,466,106

Cash and cash equivalents	3,370	1,409
Restricted cash	32,700	22,762
Notes receivable, net	139,047	157,992
Investment in and advances to unconsolidated joint ventures, net	619,172	600,233
Operating lease right-of-use assets	199,206	200,913
Other assets	184,758	188,118
Total assets	$9,919,271	$9,637,533

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,059,913	$862,147
Unsecured debt, net	4,392,194	4,114,401
Operating lease liabilities	194,058	195,592
Real estate taxes payable	34,146	29,946
Accrued interest payable	43,536	44,760
Security deposits and prepaid rent	49,882	49,008
Distributions payable	116,688	115,795
Accounts payable, accrued expenses, and other liabilities	119,405	110,999
Total liabilities	6,009,822	5,522,648

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,104,276	856,294

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	44,764	44,764
Series F; 14,357,914 and 14,440,519 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
296,848,024 and 296,611,579 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,968	2,966
Additional paid-in capital	5,887,838	5,881,383
Distributions in excess of net income	(3,143,000)	(2,685,770)
Accumulated other comprehensive income/(loss), net	(8,301)	(9,144)
Total stockholders’ equity	2,784,270	3,234,200
Noncontrolling interests	20,903	24,391
Total equity	2,805,173	3,258,591
Total liabilities and equity	$9,919,271	$9,637,533

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES:
Rental income	$309,116	$305,982	$608,942	$626,075
Joint venture management and other fees	2,232	1,274	3,847	2,662
Total revenues	311,348	307,256	612,789	628,737
OPERATING EXPENSES:
Property operating and maintenance	51,335	48,717	102,716	98,200
Real estate taxes and insurance	49,145	45,012	96,532	90,157
Property management	9,273	8,797	18,268	18,000
Other operating expenses	4,373	6,100	8,808	11,066
Real estate depreciation and amortization	146,169	155,056	290,257	310,532
General and administrative	15,127	10,971	27,863	25,949
Casualty-related charges/(recoveries), net	(2,463)	102	3,114	1,353
Other depreciation and amortization	2,602	2,027	5,203	4,052
Total operating expenses	275,561	276,782	552,761	559,309
Gain/(loss) on sale of real estate owned	—	61,303	50,829	61,303
Operating income	35,787	91,777	110,857	130,731

Income/(loss) from unconsolidated entities	9,751	8,021	14,673	11,388
Interest expense	(35,404)	(38,597)	(113,560)	(77,914)
Interest income and other income/(expense), net	2,536	2,421	4,593	5,121
Income/(loss) before income taxes	12,670	63,622	16,563	69,326
Tax (provision)/benefit, net	(135)	(1,526)	(754)	(1,690)
Net income/(loss)	12,535	62,096	15,809	67,636
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(807)	(4,291)	(961)	(4,604)
Net (income)/loss attributable to noncontrolling interests	(8)	(34)	(24)	(40)
Net income/(loss) attributable to UDR, Inc.	11,720	57,771	14,824	62,992
Distributions to preferred stockholders — Series E (Convertible)	(1,057)	(1,062)	(2,113)	(2,128)
Net income/(loss) attributable to common stockholders	$10,663	$56,709	$12,711	$60,864

Income/(loss) per weighted average common share:
Basic	$0.04	$0.19	$0.04	$0.21
Diluted	$0.04	$0.19	$0.04	$0.21

Weighted average number of common shares outstanding:
Basic	296,589	294,710	296,564	294,584
Diluted	297,542	295,087	297,221	295,083

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income/(loss)	$12,535	$62,096	$15,809	$67,636
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(94)	(294)	34	(3,211)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	428	1,292	873	1,649
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	334	998	907	(1,562)
Comprehensive income/(loss)	12,869	63,094	16,716	66,074
Comprehensive (income)/loss attributable to noncontrolling interests	(836)	(4,393)	(1,049)	(4,574)
Comprehensive income/(loss) attributable to UDR, Inc.	$12,033	$58,701	$15,667	$61,500

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2021	$44,765	$2,968	$5,885,682	$(2,923,073)	$(8,614)	$14,673	$3,016,401
Net income/(loss) attributable to UDR, Inc.	—	—	—	11,720	—	—	11,720
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	8	8
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	6,222	6,222
Other comprehensive income/(loss)	—	—	—	—	313	—	313
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,707	—	—	—	1,707
Issuance of common shares through public offering, net	—	—	(393)	—	—	—	(393)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	842	—	—	—	842
Common stock distributions declared ($0.3625 per share)	—	—	—	(107,609)	—	—	(107,609)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,057)	—	—	(1,057)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(122,981)	—	—	(122,981)
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	14,824	—	—	14,824
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	16	16
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(3,379)	(3,379)
Other comprehensive income/(loss)	—	—	—	—	843	—	843
Issuance/(forfeiture) of common and restricted shares, net	—	1	1,510	—	—	—	1,511
Issuance of common shares through public offering, net	—	—	(393)	—	—	—	(393)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	5,338	—	—	—	5,339
Common stock distributions declared ($0.725 per share)	—	—	—	(215,260)	—	—	(215,260)
Preferred stock distributions declared-Series E ($0.7850 per share)	—	—	—	(2,113)	—	—	(2,113)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(254,681)	—	—	(254,681)
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2020	$46,201	$2,949	$5,788,471	$(2,360,636)	$(12,870)	$14,275	$3,478,390
Net income/(loss) attributable to UDR, Inc.	—	—	—	57,771	—	—	57,771
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	19	19
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,329	3,329
Other comprehensive income/(loss)	—	—	—	—	930	—	930
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,103	—	—	—	1,103
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	3,419	—	—	—	3,420
Common stock distributions declared ($0.36 per share)	—	—	—	(106,232)	—	—	(106,232)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,062)	—	—	(1,062)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(22,723)	—	—	(22,723)
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	62,992	—	—	62,992
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	9	9
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(13,158)	(13,158)
Other comprehensive income/(loss)	—	—	—	—	(1,492)	—	(1,492)
Issuance/(forfeiture) of common and restricted shares, net	—	1	(229)	—	—	—	(228)
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,247	—	—	—	11,250
Common stock distributions declared ($0.72 per share)	—	—	—	(212,422)	—	—	(212,422)
Preferred stock distributions declared-Series E ($0.7796 per share)	—	—	—	(2,128)	—	—	(2,128)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	182,990	—	—	182,990
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income/(loss)	$15,809	$67,636
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	295,460	314,584
(Gain)/loss on sale of real estate owned	(50,829)	(61,303)
(Income)/loss from unconsolidated entities	(14,673)	(11,388)
Return on investment in unconsolidated joint ventures	16,597	2,016
Amortization of share-based compensation	11,310	10,808
Loss on extinguishment of debt, net	41,950	—
Other	15,754	8,203
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	925	(20,282)
Increase/(decrease) in operating liabilities	(2,146)	6,741
Net cash provided by/(used in) operating activities	330,157	317,015

Investing Activities
Acquisition of real estate assets	(295,301)	(141,727)
Proceeds from sales of real estate investments, net	154,857	133,934
Development of real estate assets	(74,515)	(63,010)
Capital expenditures and other major improvements — real estate assets	(66,103)	(64,083)
Capital expenditures — non-real estate assets	(7,154)	(7,358)
Investment in unconsolidated joint ventures	(53,706)	(20,041)
Distributions received from unconsolidated joint ventures	33,345	5,731
Purchase deposits on pending acquisitions	(5,100)	—
Repayment/(issuance) of notes receivable, net	(1,060)	(5,340)
Net cash provided by/(used in) investing activities	(314,737)	(161,894)

Financing Activities
Payments on secured debt	(543)	(31,621)
Payments on unsecured debt	(300,000)	—
Net proceeds from the issuance of unsecured debt	298,776	211,320
Net proceeds/(repayment) of commercial paper	280,000	(115,000)
Net proceeds/(repayment) of revolving bank debt	(706)	597
Distributions paid to redeemable noncontrolling interests	(16,899)	(15,782)
Distributions paid to preferred stockholders	(2,109)	(2,115)
Distributions paid to common stockholders	(214,433)	(207,095)
Payment of prepayment and extinguishment costs	(40,769)	—
Other	(6,838)	(5,840)
Net cash provided by/(used in) financing activities	(3,521)	(165,536)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	11,899	(10,415)
Cash, cash equivalents, and restricted cash, beginning of year	24,171	33,291
Cash, cash equivalents, and restricted cash, end of period	$36,070	$22,876

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$71,006	$78,170
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,251	6,251
Cash paid/(refunds received) for income taxes	3,013	1,324
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$201,296	$—
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	25,000	—
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	24,869	—
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	—	14,700
Acquisition of intellectual property in exchange for cancellation of secured note receivable	—	2,250
Recognition of allowance for credit losses	—	2,182
Vesting of LTIP Units	14,576	23,018
Development costs and capital expenditures incurred, but not yet paid	38,541	26,400
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (136,206 shares in 2021 and 261,196 shares in 2020)	5,339	11,250
Dividends declared, but not yet paid	116,688	115,254

	Six Months Ended June 30,
	2021	2020
The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,409	$8,106
Restricted cash	22,762	25,185
Total cash, cash equivalents, and restricted cash as shown above	$24,171	$33,291
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$3,370	$833
Restricted cash	32,700	22,043
Total cash, cash equivalents, and restricted cash as shown above	$36,070	$22,876

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2021, there were 185.2 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.1%, were owned by UDR and 9.0 million OP Units, or 4.9%, were owned by outside limited partners. As of June 30, 2021, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.8 million, or 58.0%, were owned by UDR and its subsidiaries and 13.6 million, or 42.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021 and 2020, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned, Note 7, Secured and Unsecured Debt, Net and Note 13, Commitments and Contingencies.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2020, the SEC adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which revised SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain criteria. We evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures for the Operating Partnership, which guarantees certain outstanding debt securities issued by the Company. As a result of the amendments, the Operating Partnership, as subsidiary guarantor, is no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934, as

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

amended (the “Exchange Act”), and will no longer file separate periodic and current reports in reliance on Rule 12h-5 under the Exchange Act. The alternative disclosures related to the Operating Partnership are presented in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

JUNE 30, 2021

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For each of the three and six months ended June 30, 2021 and 2020, the Company recorded less than $0.1 million of credit losses on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

The following table summarizes our Notes receivable, net as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2021	2021	2020
Note due February 2021 (a)	N/A	$—	$4,000
Note due May 2022 (b)	8.00%	—	20,000
Note due May 2022 (c)	14.00%	2,760	—
Note due October 2022 (d)	4.75%	115,000	115,000
Note due January 2023 (e)	10.00%	21,985	19,685
Notes Receivable		139,745	158,685
Allowance for credit losses		(698)	(693)
Total notes receivable, net		$139,047	$157,992
(a)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. In January 2021, the unaffiliated third party repaid the $4.0 million promissory note.
(b)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California.

In September 2020, the developer defaulted on the loan. As a result of the default, in April 2021, the Company took title to the property pursuant to a deed in lieu of foreclosure. As such, the Company increased its real estate assets owned by approximately $25.0 million, the fair market value of the property on the date of the title transfer, and recorded a $0.1 million gain on extinguishment of the secured note to Interest income and other income/(expense), net on the Consolidated Statements of Operations, which was based on the note’s principal balance and unpaid accrued interest of $4.9 million. (See Note 3, Real Estate Owned for further discussion.)

(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million, all of which has been funded. The note is secured by a to-be-developed parcel of land in Kissimmee, Florida. Interest payments are due when the loan matures. The note matures in May 2022.
(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gave the Company the option to acquire the community at a fixed price of $170.0 million. In August 2020, the Company exercised the purchase option.

In July 2021, the Company acquired the operating community. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 3, Real Estate Owned for further discussion.)

(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $22.0 million, substantially all of which has been funded, including $2.3 million funded during the six months ended June 30, 2021. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

The Company recognized $2.0 million and $2.4 million of interest income from notes receivable described above during the three months ended June 30, 2021 and 2020, respectively, and $4.0 million and $5.0 million of interest income for the notes receivable described above during the six months ended June 30, 2021 and 2020, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2021 and 2020, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2021 and 2020 was less than $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2021 and 2020 was $0.1 million and ($0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2021 and December 31, 2020, UDR’s net deferred tax asset/(liability) was ($0.6) million and ($3.2) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2021. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2017 through 2019 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

Given the uncertainty, we cannot predict the effect on future periods, but the adverse impact that could occur on the Company’s future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of extended or reinstated eviction moratoriums or other restrictions or limitations imposed, the operation of government rent assistance programs, additional rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments to the carrying amount of receivables, and asset impairment charges.

During the three and six months ended June 30, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

As a result of its analysis, the Company reserved approximately $0.1 million of incremental multifamily tenant lease receivables and approximately $0.7 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended June 30, 2021. In aggregate, the reserve is reflected as a $0.7 million reduction to Rental income and a $0.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company reserved approximately $4.8 million of incremental multifamily tenant lease receivables and approximately $1.5 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $5.8 million reduction to Rental income and a $0.5 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the six months ended June 30, 2021.The impact to deferred leasing commissions was not material for the three and six months ended June 30, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2021.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2021, the Company owned and consolidated 153 communities in 13 states plus the District of Columbia totaling 50,413 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Land	$2,232,760	$2,139,765
Depreciable property — held and used:
Land improvements	237,093	233,823
Building, improvements, and furniture, fixtures and equipment	10,815,176	10,292,782
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	74,399	73,702
Building, improvements, and furniture, fixtures and equipment	212,526	174,175
Real estate held for disposition:
Land and land improvements	—	15,184
Building, improvements, and furniture, fixtures and equipment	—	101,471
Real estate owned	13,612,524	13,071,472
Accumulated depreciation (a)	(4,871,506)	(4,605,366)
Real estate owned, net	$8,741,018	$8,466,106
(a)	Accumulated depreciation is inclusive of $7.2 million and $5.8 million of accumulated amortization related to real estate intangible assets as of June 30, 2021 and December 31, 2020, respectively.

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

In April 2021, the Company acquired a 636 apartment home operating community located in Farmers Branch, Texas for approximately $110.2 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $42.0 million. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Company increased its real estate assets owned by approximately $111.5 million, recorded $3.0 million of in-place lease intangibles, and recorded a $4.3 million debt premium in connection with the above-market debt assumed.

The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California. In September 2020, the developer defaulted on the loan. As a result of the default, in April 2021, the Company took title to the property pursuant to a deed in lieu of foreclosure. The Company increased its real estate assets owned by approximately $25.0 million, the fair market value of the property on the date of the title transfer, and recorded a $0.1 million gain on extinguishment of the secured note to Interest income and other income/(expense), net on the Consolidated Statements of Operations. (See Note 2, Significant Accounting Policies for further discussion.)

In May 2021, the Company acquired a to-be-developed parcel of land located in Tampa, Florida for approximately $6.6 million.

In May 2021, the Company acquired a 945 apartment home operating community located in Frisco, Texas for approximately $166.9 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $89.5 million. The Company increased its real estate assets owned by approximately $169.9 million, recorded $4.1 million of in-place lease intangibles, and recorded a $7.1 million debt premium in connection with the above-market debt assumed.

In June 2021, the Company acquired a 468 apartment home operating community located in Germantown, Maryland for approximately $121.9 million. The Company increased its real estate assets owned by approximately $119.3 million and recorded $2.6 million of in-place lease intangibles.

In July 2021, the Company acquired a 259 apartment home operating community located in Bellevue, Washington for approximately $170.0 million. The Company previously had a $115.0 million secured note receivable associated with this operating community. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 2, Significant Accounting Policies for further discussion.)

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

In July 2021, the purchaser under a purchase and sale agreement with the Company made its escrow deposit on the pending sale of an operating community located in Anaheim, California. The sale is expected to close in 2021 at a gross sales price of $124.0 million.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2021 and 2020, were $2.2 million and $1.8 million, respectively, and $6.8 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively. Total capitalized interest was $2.2 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $4.4 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2021 and 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Six Months Ended
	Location of	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Ventures	Properties	2021	2021	2021	2020	2021	2020	2021	2020	2021	2020
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$25,095	$26,426	50.0%	50.0%	$(839)	$(658)	$(1,314)	$(1,112)
UDR/MetLife II	Various	7	1,250	184,568	151,353	50.0%	50.0%	(153)	10	(2,837)	(81)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	74,178	82,072	50.6%	50.6%	(3,367)	(2,312)	(6,752)	(4,124)
West Coast Development Joint Ventures (b)	Los Angeles, CA	—	—	311	30,080	47.0%	47.0%	—	(56)	2,486	(136)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$284,152	$289,931			$(4,359)	$(3,016)	$(8,417)	$(5,453)

							Income/(loss) from investments
					Investment at		Three Months Ended		Six Months Ended
Developer Capital Program			Years To	UDR	June 30,	December 31,	June 30,		June 30,
and Real Estate Technology Investments (c)	Location	Rate	Maturity	Commitment (d)	2021	2020	2021	2020	2021	2020
Preferred equity investments:
1532 Harrison	San Francisco, CA	11.0%	1.0	$24,645	$36,040	$34,135	963	846	$1,892	$1,682
Junction	Santa Monica, CA	12.0%	1.1	8,800	12,413	11,699	364	323	714	637
1200 Broadway (e) (f)	Nashville, TN	12.25%	1.2	55,558	59,354	69,330	1,727	1,306	3,099	2,587
1300 Fairmount (f)	Philadelphia, PA	8.5%	2.1	51,393	62,075	59,544	1,275	1,191	2,531	2,357
Essex	Orlando, FL	12.5%	2.1	12,886	17,085	16,770	543	481	1,065	947
Modera Lake Merritt (f)	Oakland, CA	9.0%	2.8	27,250	32,334	30,928	714	652	1,405	1,226
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	3.6	20,059	21,759	17,919	481	153	918	177
Vernon Boulevard (f)	Queens, NY	13.0%	4.0	40,000	45,169	42,360	1,431	—	2,804	—
Makers Rise (f) (g)	Herndon, VA	9.0%	4.5	30,208	9,176	—	171	—	268	—
121 at Watters (f) (h)	Allen, TX	9.0%	4.7	19,846	2,179	—	226	—	229	—
Infield Phase I (i)	Kissimmee, FL	14.0%	2.9	16,044	—	—	—	—	—	—
Real estate technology investments:
RETV I	N/A	N/A	N/A	18,000	28,696	20,587	6,055	4,696	8,106	4,550
RETV II	N/A	N/A	N/A	$18,000	3,471	2,283	163	—	62	—
Total Preferred Equity Investments and Real Estate Technology Investments					329,751	305,555	14,113	9,648	23,093	14,163

Sold joint ventures and other investments in prior year					—	—	(3)	1,389	(3)	2,678

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$613,903	$595,486	$9,751	$8,021	$14,673	$11,388
(a)	As of June 30, 2021 and December 31, 2020, the Company’s negative investment in 13th and Market Properties LLC of $5.3 million and $4.7 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	In January 2021, the joint venture sold its remaining community, a 293 home operating community located in Los Angeles, California, for a sales price of approximately $121.0 million. As a result, the Company recorded a gain on the sale of approximately $2.5 million.
(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In April 2021, the balance was paid down by $12.5 million and the Company’s preferred return increased to 12.25%. The Company's preferred return will revert to 8.0% in February 2022 if no capital events occur prior to that date.
(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(g)	In January 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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
(h)	In March 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 469 apartment home community in Allen, Texas. The Company’s preferred equity investment of $19.8 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(i)	In May 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 384 apartment home community in Kissimmee, Florida. The Company’s preferred equity investment of $16.0 million earns a preferred return of 14.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of June 30, 2021 and December 31, 2020, the Company had deferred fees of $9.1 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.2 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2021 and 2020.

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total real estate, net	$2,138,303	$1,904,805
Real estate assets held for sale	—	88,458
Cash and cash equivalents	18,606	22,278
Other assets	240,953	150,894
Total assets	$2,397,862	$2,166,435

Third party debt, net	$1,259,279	$1,188,710
Liabilities held for sale	—	55,440
Accounts payable and accrued liabilities	38,390	40,556
Total liabilities	1,297,669	1,284,706
Total equity	$1,100,193	$881,729

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenues	$32,006	$37,312	$64,143	$78,626
Property operating expenses	16,745	14,468	33,855	29,765
Real estate depreciation and amortization	16,144	16,913	32,597	33,156
Gain/(loss) on sale of property	—	—	34,757	—
Operating income/(loss)	(883)	5,931	32,448	15,705
Interest expense	(7,460)	(10,149)	(19,594)	(20,496)
Net realized/unrealized gain/(loss) on held investments	38,350	29,312	46,838	29,312
Other income/(loss)	(14)	117	(1,671)	109
Net income/(loss)	$29,993	$25,211	$58,021	$24,630

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the Operating lease right-of-use assets were $199.2 million and $200.9 million, respectively, and the Operating lease liabilities were $194.1 million and $195.6 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.6 years and 43.9 years at June 30, 2021 and December 31, 2020, respectively, and the weighted average discount rate was 5.0% at both June 30, 2021 and December 31, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2021 are as follows (dollars in thousands):

Ground Leases
2021	$6,221
2022	12,442
2023	12,442
2024	12,442
2025	12,442
Thereafter	442,778
Total future minimum lease payments (undiscounted)	498,767
Difference between future undiscounted cash flows and discounted cash flows	(304,709)
Total operating lease liabilities (discounted)	$194,058

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense:
Contractual lease expense	$3,230	$3,216	$6,460	$6,386
Variable lease expense (a)	27	44	56	87
Total operating lease expense (b)(c)	$3,257	$3,260	$6,516	$6,473
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.5 million, respectively. For the six months ended June 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.6 million and $1.5 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million of total operating lease expense during the six months ended June 30, 2021 and 2020, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2021, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.6% of our total lease revenue. As of June 30, 2021, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.4% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Future minimum lease payments from our retail and commercial leases as of June 30, 2021 are as follows (dollars in thousands):

Retail and Commercial Leases
2021	$12,256
2022	24,675
2023	22,817
2024	20,469
2025	17,042
Thereafter	73,038
Total future minimum lease payments (a)	$170,297
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of less than $0.1 million and zero for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Principal Outstanding		As of June 30, 2021
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2021	2020	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,007,317	$824,550	3.42%	6.9	14
Deferred financing costs and other non-cash adjustments (b)	25,660	10,665
Total fixed rate secured debt, net	1,032,977	835,215	3.42%	6.9	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.73%	10.7	1
Deferred financing costs	(64)	(68)
Total variable rate secured debt, net	26,936	26,932	0.73%	10.7	1
Total Secured Debt, net	1,059,913	862,147	3.35%	7.0	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (o)	—	—	—%	1.6
Borrowings outstanding under unsecured commercial paper program due July 2021 (e) (o)	470,000	190,000	0.25%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2022 (f)	27,318	28,024	0.93%	0.5
Term Loan due September 2023 (d) (o)	35,000	35,000	1.07%	2.3
Fixed Rate Debt
Term Loan due September 2023 (d) (o)	315,000	315,000	1.07%	2.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	3.2
4.00% Medium-Term Notes due October 2025 (net of discounts of $0 and $327, respectively) (g) (o)	—	299,673	—%	—
2.95% Medium-Term Notes due September 2026 (h) (o)	300,000	300,000	2.89%	5.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $423 and $458, respectively) (i) (o)	299,577	299,542	4.03%	6.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $776 and $835, respectively) (o)	299,224	299,165	3.50%	6.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $5, respectively) (j) (o)	299,996	299,995	4.27%	7.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $11,726 and $12,412, respectively) (k) (o)	611,726	612,412	3.32%	8.5
3.00% Medium-Term Notes due August 2031 (net of discounts of $979 and $1,027, respectively) (l) (o)	399,021	398,973	3.01%	10.1
2.10% Medium-Term Notes due August 2032 (net of discounts of $391 and $408, respectively) (o)	399,609	399,592	2.10%	11.1
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,411 and $1,471, respectively) (o)	348,589	348,529	1.90%	11.7
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,190 and $0, respectively) (m) (o)	298,810	—	2.10%	12.0
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,177 and $1,221, respectively) (n) (o)	298,823	298,779	3.13%	13.3
Other	9	10
Deferred financing costs	(26,152)	(25,937)
Total Unsecured Debt, net	4,392,194	4,114,401	2.57%	7.7
Total Debt, net	$5,452,107	$4,976,548	2.71%	7.5

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2021, secured debt encumbered $1.7 billion or 12.6% of UDR’s total real estate owned based upon gross book value ($11.9 billion or 87.4% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2021, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

During the six months ended June 30, 2021, the Company assumed three fixed rate mortgage notes payable with an aggregate outstanding balance of $183.3 million and a fair value of $201.3 million in connection with the acquisition of three operating properties, which carry a weighted average interest rate of 3.93%. (see Note 3, Real Estate Owned).

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the three months ended June 30, 2021 and 2020, the Company had $1.0 million and $2.5 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company had $1.7 million and $5.1 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $29.2 million and $12.9 million at June 30, 2021 and December 31, 2020, respectively.

(c) The variable rate mortgage note payable for $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2021, the variable interest rate on the mortgage note was 0.73%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	42,186
Maximum daily borrowings during the period ended	—	375,000
Weighted average interest rate during the period ended	—%	1.4%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.8 million of letters of credit at June 30, 2021 and December 31, 2020, respectively.
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

In July 2021, the maximum aggregate amount was increased to $700.0 million.

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	470,000	190,000
Weighted average daily borrowings during the period ended	278,177	227,090
Maximum daily borrowings during the period ended	470,000	500,000
Weighted average interest rate during the period ended	0.3%	0.9%
Interest rate at end of the period	0.3%	0.3%

In July 2021, the entire $470.0 million of outstanding unsecured commercial paper as of June 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in August 2021.

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	27,318	28,024
Weighted average daily borrowings during the period ended	8,839	20,132
Maximum daily borrowings during the period ended	39,503	54,974
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	0.9%	1.0%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

(g) In February 2021, the Company redeemed all of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (the “2025 Notes”) (plus the make-whole amount and accrued and unpaid interest). The Company incurred extinguishment costs of $42.0 million during the six months ended June 30, 2021, which was included in Interest expense on the Consolidated Statements of Operations.
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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2021 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2021	$555	$—	$555	$470,000	(a)	$470,555
2022	1,140	—	1,140	27,318		28,458
2023	1,242	—	1,242	350,000		351,242
2024	96,747	—	96,747	15,644		112,391
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	300,000		302,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
Thereafter	160,930	27,000	187,930	1,750,000		1,937,930
Subtotal	1,007,317	27,000	1,034,317	4,412,962		5,447,279
Non-cash (b)	25,660	(64)	25,596	(20,768)		4,828
Total	$1,032,977	$26,936	$1,059,913	$4,392,194		$5,452,107
(a)	All unsecured debt due in the remainder of 2021 is related to the Company’s commercial paper program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.2 million and $1.1 million, respectively, during the three months ended June 30, 2021 and 2020, and $2.4 million and $2.1 million, respectively, during the six months ended June 30, 2021 and 2020, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2021.

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for income/(loss) per share:
Net income/(loss)	$12,535	$62,096	$15,809	$67,636
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(807)	(4,291)	(961)	(4,604)
Net (income)/loss attributable to noncontrolling interests	(8)	(34)	(24)	(40)
Net income/(loss) attributable to UDR, Inc.	11,720	57,771	14,824	62,992
Distributions to preferred stockholders — Series E (Convertible)	(1,057)	(1,062)	(2,113)	(2,128)
Income/(loss) attributable to common stockholders - basic and diluted	$10,663	$56,709	$12,711	$60,864

Denominator for income/(loss) per share:
Weighted average common shares outstanding	296,842	294,970	296,821	294,850
Non-vested restricted stock awards	(253)	(260)	(257)	(266)
Denominator for basic income/(loss) per share	296,589	294,710	296,564	294,584
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	953	377	657	499
Denominator for diluted income/(loss) per share	297,542	295,087	297,221	295,083

Income/(loss) per weighted average common share:
Basic	$0.04	$0.19	$0.04	$0.21
Diluted	$0.04	$0.19	$0.04	$0.21

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2021 and 2020, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the six months ended June 30, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of June 30, 2021, we had 9.6 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.8 million shares subject to the forward sales agreements described below.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

During the three months ended June 30, 2021, the Company entered into forward sales agreements under its ATM program for a total of 2.6 million shares of common stock at a weighted average initial forward price per share of $49.07. As of June 30, 2021, the Company had entered into forward sales agreements under its ATM program for a total of 4.8 million shares of common stock at a weighted average initial forward price per share of $46.61. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2021, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 23, 2022 and June 9, 2022.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 29, 2022.

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is June 20, 2022.

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

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OP/DownREIT Units	22,550	22,386	22,474	22,307
Convertible preferred stock	2,918	2,953	2,918	2,982
Unvested LTIP Units and unvested restricted stock	953	377	657	499

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2020	$856,294
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	254,681
Conversion of OP Units/DownREIT Units to Common Stock	(5,339)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	961
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,961)
Vesting of Long-Term Incentive Plan Units	14,576
Allocation of other comprehensive income/(loss)	64
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2021	$1,104,276

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million during each of the three months ended June 30, 2021 and 2020, and less than ($0.1) million during each of the six months ended June 30, 2021 and 2020, respectively.

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

JUNE 30, 2021

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2021 and December 31, 2020, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$139,047	$149,055	$—	$—	$149,055
Derivatives - Interest rate contracts (c)	9	9	—	9	—
Total assets	$139,056	$149,064	$—	$9	$149,055

Derivatives - Interest rate contracts (c)	$113	$113	$—	$113	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	1,036,548	1,084,327	—	—	1,084,327
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	27,318	27,318	—	—	27,318
Commercial paper program	470,000	470,000	—	—	470,000
Unsecured notes	3,921,028	4,095,997	—	—	4,095,997
Total liabilities	$5,482,007	$5,704,755	$—	$113	$5,704,642

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$1,104,276	$1,104,276	$—	$1,104,276	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2022, the Company estimates that an additional $1.6 million will be reclassified as an increase to Interest expense.

As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$334,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2021, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	$9	$2	$113	$167

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Interest rate products	$(94)	$(294)	$(428)	$(1,292)	$—	$—

Six Months Ended June 30,
Interest rate products	$34	$(3,211)	$(873)	$(1,649)	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total amount of Interest expense presented on the Consolidated Statements of Operations	$35,404	$38,597	$113,560	$77,914

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2021	$9	$—	$9	$—	$—	$9

December 31, 2020	$2	$—	$2	$—	$—	$2
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2021	$113	$—	$113	$—	$—	$113

December 31, 2020	$167	$—	$167	$—	$—	$167
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.4 million and $4.0 million during the three months ended June 30, 2021 and 2020, respectively, and $11.3 million and $10.8 million during the six months ended June 30, 2021 and 2020, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

In May 2021, the stockholders of UDR approved the amendment and restatement of the UDR, Inc. 1999 Long-Term Incentive Plan, which, among other things, increased the number of shares reserved for issuance under such plan by 16,000,000 shares, from 19,000,000 shares to 35,000,000 shares.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at June 30, 2021 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	5	$286,925		$214,575
Joint ventures:
Preferred equity investments	3	11,355	(b)	55,304	(b)
Real estate technology investments:
RETV I	-	28,696		5,220
RETV II	-	3,471		14,400
Total		$330,447		$289,499
(a)	Represents UDR’s investment as of June 30, 2021.
(b)	Represents UDR’s investment in and remaining commitment for Makers Rise, 121 at Watters and Infield Phase I, which are under development as of June 30, 2021.

Purchase Commitments

In July 2021, the Company entered into a contract to acquire a 544 apartment home operating community located in Germantown, Maryland, for a purchase price of approximately $124.5 million. The Company made a $5.0 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2021, subject to customary closing conditions.

In July 2021, the Company entered into a contract to acquire a 320 apartment home operating community located in King of Prussia, Pennsylvania, for a purchase price of approximately $115.0 million. The Company made a $5.0 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2021, subject to customary closing conditions.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2020 (for quarter-to-date comparison) and January 1, 2020 (for year-to-date comparison) and held as of June 30, 2021. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2021 and 2020.

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

JUNE 30, 2021

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

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2021 and 2020, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2021	2020	2021	2020
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$103,059	$107,901	$201,810	$217,747
Mid-Atlantic Region	61,390	61,232	121,307	123,769
Northeast Region	51,864	53,143	103,916	110,639
Southeast Region	37,255	35,368	70,142	67,561
Southwest Region	23,765	23,379	46,976	47,194
Non-Mature Communities/Other	22,477	16,559	47,105	42,293
Total segment and consolidated lease revenue	$299,810	$297,582	$591,256	$609,203

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,653	$2,978	$5,329	$5,879
Mid-Atlantic Region	1,972	1,540	3,674	3,240
Northeast Region	1,048	1,371	2,093	2,434
Southeast Region	1,889	1,328	3,292	2,779
Southwest Region	1,053	741	1,930	1,563
Non-Mature Communities/Other	691	442	1,368	977
Total segment and consolidated other revenue	$9,306	$8,400	$17,686	$16,872

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$105,712	$110,879	$207,139	$223,626
Mid-Atlantic Region	63,362	62,772	124,981	127,009
Northeast Region	52,912	54,514	106,009	113,073
Southeast Region	39,144	36,696	73,434	70,340
Southwest Region	24,818	24,120	48,906	48,757
Non-Mature Communities/Other	23,168	17,001	48,473	43,270
Total segment and consolidated rental income	$309,116	$305,982	$608,942	$626,075

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$77,120	$83,112	$150,931	$168,229
Mid-Atlantic Region	43,733	43,929	86,135	89,245
Northeast Region	34,227	37,186	67,570	77,509
Southeast Region	26,297	24,265	49,625	47,986
Southwest Region	15,312	14,537	30,147	29,915
Non-Mature Communities/Other	11,947	9,224	25,286	24,834
Total segment and consolidated NOI	208,636	212,253	409,694	437,718
Reconciling items:
Joint venture management and other fees	2,232	1,274	3,847	2,662
Property management	(9,273)	(8,797)	(18,268)	(18,000)
Other operating expenses	(4,373)	(6,100)	(8,808)	(11,066)
Real estate depreciation and amortization	(146,169)	(155,056)	(290,257)	(310,532)
General and administrative	(15,127)	(10,971)	(27,863)	(25,949)
Casualty-related (charges)/recoveries, net	2,463	(102)	(3,114)	(1,353)
Other depreciation and amortization	(2,602)	(2,027)	(5,203)	(4,052)
Gain/(loss) on sale of real estate owned	—	61,303	50,829	61,303
Income/(loss) from unconsolidated entities	9,751	8,021	14,673	11,388
Interest expense	(35,404)	(38,597)	(113,560)	(77,914)
Interest income and other income/(expense), net	2,536	2,421	4,593	5,121
Tax (provision)/benefit, net	(135)	(1,526)	(754)	(1,690)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(807)	(4,291)	(961)	(4,604)
Net (income)/loss attributable to noncontrolling interests	(8)	(34)	(24)	(40)
Net income/(loss) attributable to UDR, Inc.	$11,720	$57,771	$14,824	$62,992
(a)	Same-Store Community population consisted of 45,974 apartment homes.
(b)	Same-Store Community population consisted of 45,404 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2021

The following table details the assets of UDR’s reportable segments as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,334,493	$4,316,098
Mid-Atlantic Region	2,710,788	2,698,049
Northeast Region	2,911,914	2,900,017
Southeast Region	1,069,988	1,059,771
Southwest Region	896,420	897,505
Non-Mature Communities/Other	1,688,921	1,200,032
Total segment assets	13,612,524	13,071,472
Accumulated depreciation	(4,871,506)	(4,605,366)
Total segment assets — net book value	8,741,018	8,466,106
Reconciling items:
Cash and cash equivalents	3,370	1,409
Restricted cash	32,700	22,762
Notes receivable, net	139,047	157,992
Investment in and advances to unconsolidated joint ventures, net	619,172	600,233
Operating lease right-of-use assets	199,206	200,913
Other assets	184,758	188,118
Total consolidated assets	$9,919,271	$9,637,533
(a)	Same-Store Community population consisted of 45,974 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2021 and 2020, of UDR, Inc.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. While certain of such measures have been lifted, they may be reinstated. Further, while vaccines have been developed and are being administered, it is unclear when or if vaccines may allow a return to full pre-pandemic activity levels.

While operations in certain areas have been allowed to fully or partially re-open, no assurance can be given that closures or restrictions will not be reinstated in the future. Our headquarters, all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, for example restrictions on capacity. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, the federal government and a number of the states, counties and municipalities in which we operate have adopted, and may extend or reinstate, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to enforce our legal and contractual rights and our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent, and certain jurisdictions have adopted limits on our ability to increase rents. We have received, and continue to receive, more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. Recently, the federal government has allocated funds to rent relief programs run by state and local authorities. Certain of such programs have been slow to begin operating and in certain locations funds have not yet been distributed or funds may take longer than expected to be distributed. Further, certain of our residents with past due rent may not qualify to receive assistance under such programs. In addition, some of such programs require, and programs in the future may require, the forgiveness of a portion of the past due rent or other limitations or restrictions in order to participate, or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. With respect to leasing activities, leasing traffic by potential residents increased during the quarter ended June 30, 2021 as compared to the same quarter in 2020. Our percentage of leases entered into with a prospective tenant also increased period over period.

During the three and six months ended June 30, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $0.1 million of incremental multifamily tenant lease receivables and approximately $0.7 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended June 30, 2021. In aggregate, the reserve is reflected as a $0.7 million reduction to Rental income and a $0.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company reserved approximately $4.8 million of incremental multifamily tenant lease receivables and approximately $1.5 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $5.8 million reduction to Rental income and a $0.5 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the six months ended June 30, 2021. The impact to deferred leasing commissions was not material for the three and six months ended June 30, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2021.

As of July 26, 2021 we had collected 96.9%, 96.6% and 95.8% of billed monthly rents for our multifamily residents for April, May and June, respectively. July cash rents received are similar when compared to those for April, May and June at corresponding times of prior months.

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

At June 30, 2021, our consolidated real estate portfolio included 153 communities in 13 states plus the District of Columbia totaling 50,413 apartment homes. In addition, we have an ownership interest in 6,211 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,374 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and six months ended June 30, 2021, was 45,974 and 45,404.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2021:

		June 30, 2021			Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (b)
West Region
Orange County, CA	11	4,950	11.0%	$1,505,740	97.8%	$2,530	97.5%	$2,497
San Francisco, CA	11	2,751	6.5%	888,467	95.5%	2,972	94.2%	3,029
Seattle, WA	14	2,725	7.0%	954,120	97.4%	2,295	96.9%	2,309
Monterey Peninsula, CA	7	1,565	1.4%	186,682	97.3%	1,957	96.8%	1,943
Los Angeles, CA	4	1,225	3.4%	465,401	95.9%	2,525	95.5%	2,536
Other Southern California	3	817	1.6%	213,234	98.2%	2,342	98.3%	2,319
Portland, OR	3	752	0.9%	120,849	97.8%	1,713	98.2%	1,636
Mid-Atlantic Region
Metropolitan D.C.	22	8,003	16.2%	2,215,004	96.7%	2,136	96.3%	2,113
Baltimore, MD	5	1,597	2.5%	340,671	98.2%	1,634	98.3%	1,629
Richmond, VA	4	1,359	1.1%	155,113	98.4%	1,518	98.4%	1,486
Northeast Region
Boston, MA	10	4,139	11.3%	1,549,718	96.8%	2,626	96.3%	2,625
New York, NY	5	1,825	9.2%	1,254,335	96.7%	3,645	95.6%	3,738
Philadelphia, PA	1	313	0.8%	107,861	97.0%	2,250	95.9%	2,254
Southeast Region
Tampa, FL	10	3,202	3.8%	510,496	97.9%	1,666	97.7%	1,601
Orlando, FL	9	2,500	1.8%	242,537	97.7%	1,465	97.2%	1,446
Nashville, TN	8	2,260	1.7%	226,296	97.7%	1,422	97.7%	1,404
Other Florida	1	636	0.7%	90,659	98.4%	1,777	97.9%	1,731
Southwest Region
Dallas, TX	11	3,865	4.3%	578,878	96.7%	1,509	96.7%	1,495
Austin, TX	4	1,272	1.3%	172,389	98.6%	1,597	97.9%	1,565
Denver, CO	1	218	1.1%	145,153	95.9%	3,024	94.9%	2,890
Total/Average Same-Store Communities	144	45,974	87.6%	11,923,603	97.2%	$2,133	96.8%	$2,126
Non-Mature, Commercial Properties & Other	8	4,073	10.8%	1,466,595
Total Real Estate Held for Investment	152	50,047	98.4%	13,390,198
Real Estate Under Development (b)	1	366	1.6%	222,326
Total Real Estate Owned	153	50,413	100.0%	13,612,524
Total Accumulated Depreciation				(4,871,506)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,741,018
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2021, the Company was developing five wholly-owned communities with a total of 1,417 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2020 (for quarter-to-date comparison) and January 1, 2020 (for year-to-date comparison) and held as of June 30, 2021. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the six months ended June 30, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of June 30, 2021, we had 9.6 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.8 million shares subject to the forward sales agreements described below.

During the three months ended June 30, 2021, the Company entered into forward sales agreements under its ATM program for a total of 2.6 million shares of common stock at a weighted average initial forward price per share of $49.07. As of June 30, 2021, the Company had entered into forward sales agreements under its ATM program for a total of 4.8 million shares of common stock at a weighted average initial forward price per share of $46.61. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2021, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 23, 2022 and June 9, 2022.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. As of June 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 29, 2022.

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is June 20, 2022.

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

During the remainder of 2021, we have approximately $0.6 million of secured debt maturing, inclusive of principal amortization, and $470.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In July 2021, the entire $470.0 million of outstanding unsecured commercial paper as of June 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in August 2021. As of July 26, 2021, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.6 million of letters of credit), and we had $35.4 million outstanding under the Working Capital Credit Facility, leaving $39.6 million of unused capacity.

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

The following tables present the summarized financial information for the Operating Partnership as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total real estate, net	$2,100,545	$2,151,714
Cash and cash equivalents	17	26
Operating lease right-of-use assets	200,655	202,438
Other assets	89,649	103,389
Total assets	$2,390,866	$2,457,567

Secured debt, net	$99,125	$99,104
Notes payable to UDR (a)	834,014	810,700
Operating lease liabilities	195,532	197,135
Other liabilities	106,418	102,196
Total liabilities	1,235,089	1,209,135
Total capital	$1,155,777	$1,248,432

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenue	$107,418	$105,201	$212,954	$217,366
Property operating expenses	(45,963)	(41,079)	(90,766)	(84,079)
Real estate depreciation and amortization	(38,125)	(35,430)	(78,348)	(70,730)
Operating income/(loss)	23,330	28,692	43,840	62,557
Interest expense (a)	(8,124)	(7,170)	(16,196)	(14,634)
Other income/(loss)	543	(1,661)	4,270	(3,422)
Net income/(loss)	$15,749	$19,861	$31,914	$44,501
(a)	All $834.0 million and $810.7 million notes payable to UDR as of June 30, 2021 and December 31, 2020, respectively, and $7.4 million and $6.5 million of interest expense on notes payable to UDR for the three months ended June 30, 2021 and 2020, respectively, and $14.8 million and $13.2 million of interest expense on notes payable to UDR for the six months ended June 30, 2021 and 2020, respectively, eliminate upon consolidation of the UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

Operating Activities

For the six months ended June 30, 2021, our Net cash provided by/(used in) operating activities was $330.2 million, compared to $317.0 million for the comparable period in 2020. The increase in cash flow from operating activities was primarily due to operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities, partially offset by a decrease in net operating income, primarily driven by lower rental rates and an increase in rent concessions.

Investing Activities

For the six months ended June 30, 2021, Net cash provided by/(used in) investing activities was ($314.7) million, compared to ($161.9) million for the comparable period in 2020. The increase in cash used in investing activities was primarily due to the increase in acquisitions made during the current period and an increase in investments in unconsolidated joint ventures, partially offset by an increase in proceeds from sales of real estate investments in the current period and an increase in distributions received from unconsolidated joint ventures.

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

In April 2021, the Company acquired a 636 apartment home operating community located in Farmers Branch, Texas for approximately $110.2 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $42.0 million. The Company increased its real estate assets owned by approximately $111.5 million, recorded $3.0 million of in-place lease intangibles, and recorded a $4.3 million debt premium in connection with the above-market debt assumed.

The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California. In September 2020, the developer defaulted on the loan. As a result of the default, in April 2021, the Company took title to the property pursuant to a deed in lieu of foreclosure. The Company increased its real estate assets owned by approximately $25.0 million, the fair market value of the property on the date of the title transfer, and recorded a $0.1 million gain on extinguishment of the secured note to Interest income and other income/(expense), net on the Consolidated Statements of Operations.

In May 2021, the Company acquired a to-be-developed parcel of land located in Tampa, Florida for approximately $6.6 million.

In May 2021, the Company acquired a 945 apartment home operating community located in Frisco, Texas for approximately $166.9 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $89.5 million. The Company increased its real estate assets owned by approximately $169.9 million, recorded $4.1 million of in-place lease intangibles, and recorded a $7.1 million debt premium in connection with the above-market debt assumed.

In June 2021, the Company acquired a 468 apartment home operating community located in Germantown, Maryland for approximately $121.9 million. The Company increased its real estate assets owned by approximately $119.3 million and recorded $2.6 million of in-place lease intangibles.

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

For the six months ended June 30, 2021, total capital expenditures of $66.0 million, or $1,353 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $65.3 million, or $1,374 per stabilized home, for the comparable period in 2020.

The increase in total capital expenditures was primarily due to:

●	an increase of 25.5%, or $4.2 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 17.8%, or $3.9 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

This was partially offset by:

●	a decrease of 10.8%, or $2.3 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
●	a decrease of 78.3%, or $5.1 million, in spend as compared to the comparable period in 2020 for our operations platform, which includes smart home installations in certain of our properties.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2021 and 2020 (dollars in thousands except Per Home amounts):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Turnover capital expenditures	$6,489	$5,330	21.7%	$133	$112	18.8%
Asset preservation expenditures	19,094	16,383	16.5%	391	345	13.3%
Total recurring capital expenditures	25,583	21,713	17.8%	525	457	14.9%
NOI enhancing improvements (a)	20,459	16,302	25.5%	419	343	22.2%
Major renovations (b)	18,547	20,797	(10.8)%	380	438	(13.2)%
Operations platform	1,402	6,467	(78.3)%	29	136	(78.9)%
Total capital expenditures (c)	$65,991	$65,279	1.1%	$1,353	$1,374	(1.5)%
Repair and maintenance expense	$32,070	$26,475	21.1%	$658	$557	18.1%
Average home count (d)	48,772	47,490	2.7%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2021, our development pipeline consisted of five wholly-owned communities totaling 1,417 apartment homes, none of which have been completed, with a budget of $501.5 million, in which we have a gross carrying value of $286.9 million. The remaining homes are estimated to be completed between the first quarter of 2022 and the second quarter of 2023.

At June 30, 2021, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2021:

●	we made investments totaling $53.7 million in our unconsolidated joint ventures, including contributions of $13.7 million to certain unconsolidated investments under our Developer Capital Program, each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $14.7 million; and
●	we received distributions of $49.9 million, of which $16.6 million were operating cash flows and $33.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2021 and 2020.

Financing Activities

For the six months ended June 30, 2021, our Net cash provided by/(used in) financing activities was ($3.5) million, compared to ($165.5) million for the comparable period of 2020.

The following significant financing activities occurred during the six months ended June 30, 2021:

●	issuance of $300.0 million of 2.10% senior unsecured medium-term notes due June 2033, for net proceeds of approximately $298.8 million;
●	repayment of $300.0 million senior unsecured medium-term notes due October 2025;
●	net proceeds of $280.0 million on our unsecured commercial paper program;
●	payment of $214.4 million of distributions to our common stockholders; and
●	payment of prepayment and extinguishment costs of $40.8 million from the early prepayment of debt.

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

As of June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.6 million of letters of credit at June 30, 2021), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2021, we had $27.3 million of outstanding borrowings under the Working Capital Credit Facility, leaving $47.7 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2021.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. In July 2021, the maximum aggregate amount was increased to $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2021, we had issued $470.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.25%, leaving $30.0 million of unused capacity. In July 2021, the entire $470.0 million of outstanding unsecured commercial paper as of June 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in August 2021.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $559.3 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2021. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2021 would increase by $2.0 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by/(used in) operating activities	$330,157	$317,015
Net cash provided by/(used in) investing activities	(314,737)	(161,894)
Net cash provided by/(used in) financing activities	(3,521)	(165,536)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $10.7 million ($0.04 per diluted share) for the three months ended June 30, 2021, as compared to $56.7 million ($0.19 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	no gains recognized on the sale of real estate during the three months ended June 30, 2021, as compared to gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the three months ended June 30, 2020.

This was partially offset by:

●	a decrease in depreciation expense of $8.9 million primarily due to fully depreciated assets in 2021 and 2020.

Net income/(loss) attributable to common stockholders was $12.7 million ($0.04 per diluted share) for the six months ended June 30, 2021, as compared to $60.9 million ($0.21 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $28.0 million primarily due to lower rental rates, an increase in rent concessions, and an increase in property operating expenses;
●	an increase in interest expense of $35.6 million primarily due to $42.0 million of extinguishment cost from the prepayment of debt during the six months ended June 30, 2021 as compared to zero for the six months ended June 30, 2020, and lower interest rates partially offset by higher debt balances; and
●	a gain of $50.8 million from the sale of an operating community located in Anaheim, California during the six months ended June 30, 2021, as compared to gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the six months ended June 30, 2020.

This was partially offset by:

●	a decrease in depreciation expense of $20.3 million primarily due to fully depreciated assets in 2021 and 2020.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2021	2020	% Change	2021	2020	% Change
Same-Store Communities:
Same-Store rental income	$285,948	$288,981	(1.0)%	$560,469	$582,805	(3.8)%
Same-Store operating expense (c)	(89,259)	(85,952)	3.8%	(176,061)	(169,921)	3.6%
Same-Store NOI	196,689	203,029	(3.1)%	384,408	412,884	(6.9)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	7,173	4,443	61.4%	17,375	12,560	38.3%
Acquired communities NOI	2,294	—	—%	2,294	—	—%
Development communities NOI	594	(65)	NM *	979	(105)	NM *
Non-residential/other NOI (e)	1,886	1,117	68.8%	4,015	3,788	6.0%
Sold and held for disposition communities NOI	—	3,729	(100.0)%	623	8,591	(92.7)%
Total Non-Mature Communities/Other NOI	11,947	9,224	29.5%	25,286	24,834	1.8%
Total property NOI	$208,636	$212,253	(1.7)%	$409,694	$437,718	(6.4)%

* Not meaningful

(a)	Same-Store consists of 45,974 apartment homes.
(b)	Same-Store consists of 45,404 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	June 30,		June 30,
	2021	2020	2021	2020
Net income/(loss) attributable to UDR, Inc.	$11,720	$57,771	$14,824	$62,992
Joint venture management and other fees	(2,232)	(1,274)	(3,847)	(2,662)
Property management	9,273	8,797	18,268	18,000
Other operating expenses	4,373	6,100	8,808	11,066
Real estate depreciation and amortization	146,169	155,056	290,257	310,532
General and administrative	15,127	10,971	27,863	25,949
Casualty-related charges/(recoveries), net	(2,463)	102	3,114	1,353
Other depreciation and amortization	2,602	2,027	5,203	4,052
(Gain)/loss on sale of real estate owned	—	(61,303)	(50,829)	(61,303)
(Income)/loss from unconsolidated entities	(9,751)	(8,021)	(14,673)	(11,388)
Interest expense	35,404	38,597	113,560	77,914
Interest income and other (income)/expense, net	(2,536)	(2,421)	(4,593)	(5,121)
Tax provision/(benefit), net	135	1,526	754	1,690
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	807	4,291	961	4,604
Net income/(loss) attributable to noncontrolling interests	8	34	24	40
Total property NOI	$208,636	$212,253	$409,694	$437,718

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2020 (for the quarter-to-date comparison) and January 1, 2020 (for the year-to-date comparison) and held on June 30, 2021 consisted of 45,974 and 45,404 apartment homes and provided 94.3% and 93.8% of our total NOI for the three and six months ended June 30, 2021, respectively.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

NOI for our Same-Store Community properties decreased 3.1%, or $6.3 million, for the three months ended June 30, 2021 compared to the same period in 2020. The decrease in property NOI was attributable to a 1.0%, or $3.0 million, decrease in property rental income and a 3.8%, or $3.3 million, increase in operating expenses. The decrease in property rental income was primarily driven by a 2.9%, or $8.2 million, decrease in rental rates and an increase of $3.8 million in rent concessions, partially offset by a decrease of $4.1 million in occupancy loss and a 7.5%, or $2.2 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased by 1.1% to 97.2% and total monthly income per occupied home decreased 2.1% to $2,133.

The increase in operating expenses was primarily driven by a 18.4%, or $2.4 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 4.3%, or $1.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 22.4%, or $0.8 million, increase in insurance expense due to increased claims, partially offset by a 14.9%, or $2.3 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.8% and 70.3% for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

NOI for our Same-Store Community properties decreased 6.9%, or $28.5 million, for the six months ended June 30, 2021 compared to the same period in 2020. The decrease in property NOI was attributable to a 3.8%, or $22.3 million, decrease in property rental income and a 3.6%, or $6.1 million, increase in operating expenses. The decrease in property rental income was primarily driven by a 2.9%, or $16.1 million, decrease in rental rates, a $4.6 million increase in our reserve on multifamily tenant lease receivables and an increase of $7.5 million in rent concessions, partially offset by a decrease of $2.1 million in occupancy loss and a 3.1%, or $1.9 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased by 0.3% to 96.8% and total monthly income per occupied home decreased 4.1% to $2,125.

The increase in operating expenses was primarily driven by a 17.7%, or $4.5 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 3.5%, or $2.5 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 25.3%, or $1.8 million, increase in insurance expense due to increased claims, partially offset by a 12.4%, or $3.8 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.6% and 70.8% for the six months ended June 30, 2021 and 2020, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The remaining 5.7%, or $11.9 million, of our total NOI during the three months ended June 30, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 29.5%, or $2.7 million, for the three months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily attributable to a $2.7 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2021 and 2020 and a $2.3 million increase in acquired communities, partially offset by a $3.7 million decrease in sold and held for disposition communities.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The remaining 6.2%, or $25.3 million, of our total NOI during the six months ended June 30, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 1.8%, or $0.5 million, for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily attributable to a $4.8 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2021 and 2020 and a

$2.3 million increase in acquired communities, partially offset by a $8.0 million decrease in sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended June 30, 2021 and 2020, the Company recognized real estate depreciation and amortization of $146.2 million and $155.1 million, respectively. The decrease in 2021 as compared to 2020 was primarily attributable to fully depreciated assets in 2021 and 2020.

For the six months ended June 30, 2021 and 2020, the Company recognized real estate depreciation and amortization of $290.3 million and $310.5 million, respectively. The decrease in 2021 as compared to 2020 was primarily attributable to fully depreciated assets in 2021 and 2020.

Gain/(Loss) on sale of real estate owned

During the three months ended June 30, 2021, the Company did not recognize any gains on the sale of real estate. During the three months ended June 30, 2020, the Company recognized gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington.

During the six months ended June 30, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California. During the six months ended June 30, 2020, the Company recognized gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington.

Interest expense

For the six months ended June 30, 2021 and 2020, the Company recognized interest expense of $113.6 million and $77.9 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $42.0 million of extinguishment cost from the prepayment of debt during the six months ended June 30, 2021 as compared to zero for the six months ended June 30, 2020, and lower interest rates partially offset by higher debt balances.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2021.

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

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to AFFO. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO enables investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not always be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income/(loss) (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income/(loss) attributable to common stockholders	$10,663	$56,709	$12,711	$60,864
Real estate depreciation and amortization	146,169	155,056	290,257	310,532
Noncontrolling interests	815	4,325	985	4,644
Real estate depreciation and amortization on unconsolidated joint ventures	7,930	8,745	16,135	17,561
Net gain on the sale of unconsolidated depreciable property	—	—	(2,460)	—
Net gain on the sale of depreciable real estate owned, net of tax	—	(61,303)	(50,778)	(61,303)
FFO attributable to common stockholders and unitholders, basic	$165,577	$163,532	$266,850	$332,298
Distributions to preferred stockholders — Series E (Convertible)	1,057	1,062	2,113	2,128
FFO attributable to common stockholders and unitholders, diluted	$166,634	$164,594	$268,963	$334,426
Income/(loss) per weighted average common share, diluted	$0.04	$0.19	$0.04	$0.21
FFO per weighted average common share and unit, basic	$0.52	$0.52	$0.84	$1.05
FFO per weighted average common share and unit, diluted	$0.52	$0.51	$0.83	$1.04
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	319,139	317,096	319,038	316,891
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	323,010	320,426	322,613	320,372

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$—	$41,950	$—
Debt extinguishment and other associated costs on unconsolidated joint ventures			1,682	—
Legal and other	590	1,586	1,219	2,344
Realized/unrealized (gain)/loss on unconsolidated real estate technology investments, net of tax	(6,681)	(3,334)	(8,109)	(3,302)
Severance costs and other restructuring expense	140	—	608	1,642
Casualty-related charges/(recoveries), net	(2,292)	249	3,285	1,648
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	—	—	31
	$(8,243)	$(1,499)	$40,635	$2,363
FFOA attributable to common stockholders and unitholders, diluted	$158,391	$163,095	$309,598	$336,789

FFOA per weighted average common share and unit, diluted	$0.49	$0.51	$0.96	$1.05

Recurring capital expenditures	(15,829)	(12,504)	(25,583)	(21,713)
AFFO attributable to common stockholders and unitholders, diluted	$142,562	$150,591	$284,015	$315,076

AFFO per weighted average common share and unit, diluted	$0.44	$0.47	$0.88	$0.98

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	319,139	317,096	319,038	316,891
Weighted average number of OP/DownREIT Units outstanding	(22,550)	(22,386)	(22,474)	(22,307)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	296,589	294,710	296,564	294,584

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	323,010	320,426	322,613	320,372
Weighted average number of OP/DownREIT Units outstanding	(22,550)	(22,386)	(22,474)	(22,307)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,953)	(2,918)	(2,982)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	297,542	295,087	297,221	295,083

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not be reinstituted in the future. Our headquarters and all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, and no assurance can be given that such restrictions will not be reinstituted in the future.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions. The deterioration of economic conditions as a result of the pandemic in certain locations has materially decreased, and in other locations may ultimately materially decrease, occupancy levels and rents in our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local and federal efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and may continue to affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Although certain of these measures have been lifted, additional cases of COVID-19 have resulted in, and may continue to result in, governments reinstating these or similar measures. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. Certain of such programs have not yet been finalized or are not yet fully operational and funds may not be currently available under such programs. Further, certain of our residents with past due rent may not qualify to participate in such programs. Certain programs that are operating have been, and may continue to be, slow to disburse funds. In addition, some of such programs require, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains or as a result of delayed construction schedules due to social distancing efforts or occurrences of the virus at a construction site. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants were, and may in the future continue to be, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, including staffing challenges created thereby, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2021, approximately 57.3% of our total NOI was generated from communities located in Metropolitan D.C. (16.5%), Orange County, CA (13.5%), Boston, MA (11.9%), the San Francisco Bay Area, CA (8.4%) and New York, NY (7.0%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;

●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	cost may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities, borrowers, or joint venture partners, among others. As a result, bankruptcies or defaults by these counterparties or their subcontractors have resulted in, and in the future could result in, services not being provided as expected, projects not being completed on time, or on budget, or at all, or contractual obligations to us not being satisfied, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2021, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $619.2 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow Same-Store NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow same-store NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives may also involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of UDR’s common stock.

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

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM, or other hazardous substances. Environmental, health and safety laws require that ACM and other hazardous substances be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements.

These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or other hazardous substances or releases of ACM or other hazardous substances into the environment.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes in response to COVID-19 and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Risk of Accidental Death or Injury Due to Fire, Natural Disasters or Other Hazards. The accidental death or injury of persons living in our communities due to fire, natural disasters, other hazards, or acts or omissions of third parties could have an adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have an adverse effect on our financial condition and results of operations.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property, operate the entity, or refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2021, UDR had approximately $559.3 million of variable rate indebtedness outstanding, which constitutes approximately 10.3% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Risks Related to Our Organization and Ownership of UDR’s Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have experienced significant price and volume fluctuations, including as a result of the COVID-19 pandemic. As a result, the market price of UDR’s common stock has been, and in the future could be similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:

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

During the three months ended June 30, 2021, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended June 30, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
April 1, 2021 through April 30, 2021	—	—	—	14,439
May 1, 2021 through May 31, 2021	—	—	—	14,439
June 1, 2021 through June 30, 2021	—	—	—	14,439
Balance as of June 30, 2021	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2021 through April 30, 2021	—	$—	N/A	N/A
May 1, 2021 through May 31, 2021	71	46.12	N/A	N/A
June 1, 2021 through June 30, 2021	—	—	N/A	N/A
Total	71	$46.12
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

10.1*

UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 27, 2021) (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 27, 2021 and filed with the SEC on June 1, 2021).

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q dated and filed with the SEC on April 28, 2021).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 29, 2021	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)