Form 10-K/A
period 2020-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2021-10-14
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

UDR, Inc. (the “Company”) and United Dominion Realty, L.P. (the “Operating Partnership”) are filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 18, 2021 (the “Original Filing Date”), solely to provide required information regarding the names, positions, ages and professional experience of the Company’s executive officers. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also includes the information required by Part III, Item 10 of Form 10-K that was previously incorporated by reference into the Original Form 10-K from the Company’s Definitive Proxy Statement filed on April 8, 2021 (the “Proxy Statement”).

Except as described above, no changes have been made to the Original Form 10-K or the information that is included in Item 10 from the Proxy Statement, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K or the Proxy Statement. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date. Among other things, we have not revised forward-looking statements made in the Original Form 10-K to reflect events that occurred or facts that became known to us after the filing of the Original Filing Date. Therefore, you should read this Amendment No. 1 in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Form 10-K and the Proxy Statement.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company and the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certifications. The Company and the Operating Partnership are not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The nine individuals listed below, each of whom is currently a member of the board, have been nominated for election to the board at the 2021 annual meeting of shareholders.  If any of the nominees is unable or declines to serve as a director at the time of the meeting, the proxies will be voted for any nominee who is designated by the present board to fill the vacancy. It is not expected that any nominee will be unable or will decline to serve as a director. The directors elected will hold their respective offices until the next annual meeting of shareholders or until their successors are elected and qualified.

Each nominee brings a strong and unique background and set of skills to our board, giving the board as a whole competence and experience in a wide variety of areas of value to the Company, including corporate governance and board service, executive management, corporate finance and financial markets, real estate investment and the real estate industry and civic leadership. For each of our director nominees, set forth below are the specific experience, qualifications, attributes or skills that led the board to conclude that the person should serve as a director for the Company. There is no family relationship between any of our directors or executive officers.

Board Expertise

At UDR, we believe that diversity of background and perspective is an important attribute of a well-functioning board. Collectively, the members of our board standing for election embody a range of viewpoints, backgrounds and expertise.  Currently, 33% of the members of our board are women and, while our board does not currently have members who represent underrepresented populations, all recent searches have included ethnically diverse candidates (utilizing search firms with specific expertise with underrepresented populations) and we have adopted a “Rooney Rule” for all board searches.  The diversity of our board will continue to be a point of focus in connection with our board refreshment efforts.

12%
88%
Current or Former CEOs
44%
56%
Current or Former Public Company Officer
44%
56%
Construction and Development Expertise
44%
56%
Professional Certification
% of Directors with Expertise

Core Competencies
Strategic Oversight
100% of Directors
Stockholder Advocacy
100% of Directors
Corporate Governance
100% of Directors
Real Estate Experience
100% of Directors
Financial Expertise
100% of Directors
Risk Assessment and Management
100% of Directors

KATHERINE A. CATTANACH, PH.D.		JON A. GROVE
Age:	76	Age:	76
UDR Board Service		UDR Board Service
●	Tenure: 15 years (2006)	●	Tenure: 23 years (1998)
●	Audit Committee	●	Compensation Committee
●	Executive Committee
●	Governance Committee

	Independent		Independent

Professional Experience

● Former General Partner of INVESCO Private Capital, Inc. (formerly Sovereign Financial Services, Inc.), a company specializing in private equity investments, from 1987 to 2005.

Relevant Skills

● Currently a member of the Institute of Chartered Financial Analysts.

● Has a strong background in both business and academia, and her expertise in investments and finance is recognized nationally and internationally.

● Has executive management experience, having served as Founder and Chief Executive Officer of Sovereign Financial Services, Inc. and as Executive Vice President of Captiva Corporation.

● Has a Ph.D. in Finance and has served on the faculty of the College of Business at the University of Denver and as an Associate Professor of Finance at the University of Denver’s Graduate School of Business.

Other

● Former Secretary and a member of the Board of Trustees of Great Outdoors Colorado. She is active in, and serves as a member of, numerous charitable organizations.

● Member of the board of directors and chair of the audit committee of Great West Trust Company.

● Extensive civic leadership, including the Colorado Commission on Higher Education, the Governing Board for the Colorado State University System, the Foundation for Metropolitan State College, the Board of Trustees for the Colorado Chapter of the Nature Conservancy and the Board of Trustees for the Yellowstone Association.

● From 2005 to March 2006, she served as a director and member of the audit and compensation committees of Collect America, Ltd.

● Has served as a member of several corporate boards and board committees and on several partnership advisory boards.

Professional Experience

● Former Chairman, President and Chief Executive Officer of ASR Investments Corporation from its organization in 1987 until our acquisition of ASR in 1998.

● Former Chairman and director of American Southwest Holdings, LLC and SecurNet Mortgage Securities LLC.

Relevant Skills

● From 1987 to 1998, served as the Chairman, President and Chief Executive Officer of a publicly traded real estate investment trust that owned and operated apartment communities.

MARY ANN KING		JAMES D. KLINGBEIL
Age:	68	Age:	85
UDR Board Service		UDR Board Service
●	Tenure: 6 years (2015)	●	Tenure: 23 years (1998)
●	Audit Committee	●	Lead Independent Director
●	Governance Committee	●	Executive Committee Chair
		●	Nominating Committee Chair

	Independent		Independent

Professional Experience

● Co-Head of Investment Sales and the Head of Institutional Sales for Berkadia, a privately-held commercial real estate firm that provides multifamily and commercial clients with a suite of services that include investment sales, mortgage banking and servicing.

● Formerly, Ms. King was the Co-Chairman of Moran & Company, a real estate brokerage firm focusing exclusively on multifamily assets and mixed-use assets with significant multifamily components, whose investment sales operations were purchased by Berkadia in January of 2021.

Relevant Skills

● Ms. King has been in the apartment industry since 1983.

● Has served three terms as a Urban Land Institute (ULI) Trustee.

● Is currently a member of the National Multifamily Housing Council’s Executive Committee.

● Previously served on the National Multifamily Housing Council’s Leadership Team from 2000 to 2008 and was Chair of that organization from 2006 to 2008.

Other

● Over the Rainbow Association – Member of the Board of Directors, Member of the Executive Committee and Development Committee and Member and Chairman of the Association’s LIFE Fund.

● Member of the Advisory Board of Sack Properties.

● Full Member of ULI and Member of MFC-Blue Product Council; former Trustee from 2012-2015 and former Product Council Counselor for all four Multifamily Product Councils.

Professional Experience

● Lead Independent Director since January 2018.

● Chairman of the Board of Directors from March 2010 to December 2017 and Vice Chairman of the Board from October 2000 until March 2010.

● Chairman of Klingbeil Capital Management and The Klingbeil Company.

● Chairman and Chief Executive Officer of American Apartment Communities II from 1995 until its merger with the Company in December of 1998.

● He currently serves as a director of numerous private companies and on the Board of Trustees of The Ohio State University. He is also the past Chairman and a lifetime member of the Board of Trustees of the Urban Land Institute and a member of the ULI Foundation Board.

Relevant Skills

● Mr. Klingbeil has been active in nearly every aspect of real estate investment, development and management for over 60 years, with a special focus on building, acquiring, managing and/or selling multifamily communities.

● Chairman and Chief Executive Officer of American Apartment Communities II, which had a value of $800 million when we acquired it in December 1998, and he has demonstrated exceptional leadership abilities as a member of our board since that acquisition.

CLINT D. MCDONNOUGH		ROBERT A. MCNAMARA
Age:	66	Age:	67
UDR Board Service		UDR Board Service
●	Tenure: 5 years (2016)	●	Tenure: 7 years (2014)
●	Audit Committee Chair	●	Compensation Committee
●	Nominating Committee	●	Governance Committee Chair
		●	Nominating Committee

	Independent		Independent

Professional Experience

● Managing Partner of McDonnough Consulting LLC, a consulting firm, since May 2016.

● Served 38 years for Ernst & Young LLP before retiring in June, 2015.

● In his role as Office Managing Partner for Dallas, Texas, he was responsible for day-to-day practice operations.

● Prior to serving as the Office Managing Partner, Mr. McDonnough was the firm’s Managing Partner of Assurance & Advisory Business Services for the Southwest Area practice. He also served as Ernst & Young’s National Director of Real Estate Advisory Services.

Relevant Skills

● Served as Ernst & Young’s National Director of Real Estate Advisory Services, creating a unified national real estate consulting practice.

● Has an extensive background in accounting, auditing and advisory services, having worked for 38 years with Ernst & Young LLP, including as the firm’s Office Managing Partner for Dallas, Texas, as Managing Partner of Assurance & Advisory Business Services for the Southwest Practice Area and as Director of Real Estate Advisory Services.

Other

● Mr. McDonnough serves on the board of directors and is chair of the audit committee of Forterra (Nasdaq), a manufacturer of water and drainage pipe and products, and previously served on the board of directors and as chair of the audit committee of Orix USA, a diversified financial services company.

● Currently a board member of the Dallas City Council.

● Active in, and previously served on the boards of, several charitable, civic and educational organizations.

Professional Experience

● Former Group Chief Risk Officer of Lend Lease Corporation (ASX), an international property and infrastructure firm from 2014 to 2017.

● Former Chief Executive Officer Americas of Lend Lease Corporation (ASX) from 2010 to 2014.

● Former Chairman and Chief Executive Officer of Penhall/LVI International, an environmental remediation, concrete services and infrastructure repair firm, from 2006 to 2010.

● Mr. McNamara held various positions at Fluor Corporation, a global engineering and construction company, from 1996 to 2006, including Senior Executive and Group President.

● Mr. McNamara began his career at Marshall Contractors, Inc., a general contractor, where he held various positions from 1978 to 1996, including President and Chief Operating Officer.

Relevant Skills

● Was responsible for ensuring Lend Lease achieves world’s best practice in risk management and operational excellence. He also oversaw Lend Lease’s Building, Engineering and Services business in Australia.

● Mr. McNamara is an accomplished senior executive with significant expertise in construction, development and real estate investment.

● He brings to the board over 35 years of experience managing global businesses in the development, design and delivery of projects in the government, institutional, infrastructure and industrial sectors in senior management positions.

Other

● Member of the Board of Directors and a member of the audit committee of Jacobs Engineering Group, Inc. (NYSE), a provider of technical, professional and construction services.

● Former Board member of several privately-held firms.

● Mr. McNamara has also served on the board of the US China Business Council and as Chairman for the Construction Industry Institute’s Technology Implementation Task Force.

DIANE M. MOREFIELD		MARK R. PATTERSON
Age:	62	Age:	60
UDR Board Service		UDR Board Service
●	Tenure: <1 years (2020)	●	Tenure: 7 years (2014)
●	Audit Committee	●	Compensation Committee Chair
●	Governance Committee	●	Nominating Committee

	Independent		Independent

Professional Experience

● Retired EVP and Chief Financial Officer of CyrusOne, a publicly-traded global data center REIT with revenue over $1 billion and a total enterprise value in excess of $12 billion, from 2016 through 2020.

● Former EVP and Chief Financial Officer of Strategic Hotels & Resorts, a publicly-traded hotel REIT, from 2010 to 2015.

● Prior to Strategic Hotels, Ms. Morefield was the SVP Operations of Equity Office and Chief Financial Officer of Equity International for 12 years.

Relevant Skills

● Was responsible for CyrusOne’s accounting, finance, capital markets, tax, procurement and investor relations. During her tenure, she raised in excess of $13 billion of capital in numerous equity and debt transactions. She served on the executive leadership team that set strategy and oversaw the global expansion.

● Ms. Morefield is a financial and operating executive with over 35 years of experience in CFO and corporate executive roles, primarily of publicly-traded real estate companies (REITs). She has successfully led all aspects of finance organizations and has extensive experience in M&A, having been involved with multiple acquisitions and divestitures over the course of her career. Ms. Morefield’s career also includes public accounting, consulting and real estate commercial banking.

Other

● Ms. Morefield currently serves on the Board of Directors of Copart Inc. (Nasdaq) where she is Chair of the Governance and Nominating Committee and a member of the Audit Committee.

● She also currently serves on the board, and is the Audit Committee Chair, of Link Logistics Real Estate, a logistics real estate portfolio owned by the Blackstone funds.

● She served six years on the Board of Directors of Spirit Realty Capital, Inc. (NYSE) and as their Audit Committee Chair.

● She has served on several other advisory and non-public boards.

● Ms. Morefield earned her BS in Accountancy from the University of Illinois and is a CPA. She has her MBA from the University of Chicago Booth School of Business.

Professional Experience

● Currently a real estate consultant and financial advisor and is a director and President of MRP Holdings LLC.

● From September 2010 until March 2016, Mr. Patterson was Chairman, and until January 2015, Chairman and Chief Executive Officer, of Boomerang Systems, Inc., a manufacturer of fully automated, robotic parking systems. In August 2015, Boomerang Systems, Inc. filed for bankruptcy under Chapter 11 of the US Bankruptcy Code.

● Until January 2009, Mr. Patterson was a Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, where he oversaw the real estate principal investing activities of Merrill Lynch. Mr. Patterson joined Merrill Lynch in April 2005 as the Global Head of Real Estate Investment Banking and in 2006 he also became the Co-Head of Global Commercial Real Estate, which encompassed real estate investment banking, principal investing and mortgage debt.

● Prior to joining Merrill Lynch, Mr. Patterson spent 16 years at Citigroup, where he was the Global Head of Real Estate Investment Banking since 1996.

● Previously, Mr. Patterson was with Chemical Realty Trust in New York from 1987 to 1989, as an Associate in the Real Estate Investment Banking group and in the Real Estate Group at Arthur Andersen in Houston, Texas from 1982 to 1985.

Relevant Skills

● Mr. Patterson has a strong background in real estate finance. During his tenure as Managing Director and Head of Real Estate Global Principal Investments at Merrill Lynch, Mr. Patterson oversaw investment banking, private equity and real estate debt.

Other

● Mr. Patterson is Chair of the board of directors, Chair of the governance committee and was previously a member of the compensation committee and the investment committee of Americold Realty Trust (NYSE), a REIT focused on temperature-controlled warehouses, serves on the board of directors and is a member of the nominating and governance committee and compensation committee of Digital Realty Trust (NYSE), a REIT focused on data centers, and serves as lead director and is a member of the governance committee of Paramount Group, Inc. (NYSE), a REIT focused on Class A office properties.

● Between 2011 and 2017, Mr. Patterson served on the board of directors and was a member of the audit, compensation and governance committees of General Growth Properties, a REIT focused on shopping malls, which was listed on the NYSE until its acquisition in 2018.

● Mr. Patterson is an Advisory Director for Investcorp International, Inc., a global private equity manager, and a Senior Advisor to Rockefeller Capital Management, a private wealth management firm.

THOMAS W. TOOMEY
Age:	60
UDR Board Service
●	Tenure: 20 years (2001)
●	Chairman of the Board
●	Executive Committee

Professional Experience

● Chairman and Chief Executive Officer of UDR, Inc., a $20 billion, S&P 500 company, having served as Chief Executive Officer and a member of the board since joining the Company in 2001. Mr. Toomey also served as President of the Company from 2001 to 2019.

● Over his tenure, Mr. Toomey has been instrumental in repositioning UDR’s portfolio, including the acquisition and disposition of approximately $20 billion in multifamily communities and development of $4 billion in multifamily communities, which has led to above average return of 12% for UDR’s shareholders. As of December 2020, UDR owned or had an ownership interest in approximately 52,589 apartment homes in select markets across the U.S.

Relevant Skills

● Chairman and Chief Executive Officer of UDR.

● Prior to heading UDR, Mr. Toomey held various senior positions, including Chief Operating Officer and Chief Financial Officer, with AIMCO (NYSE), a multifamily REIT peer, which in 2020 underwent a separation and became two public companies, Apartment Income REIT Corp. and AIMCO. At AIMCO, Mr. Toomey was instrumental in transforming the company into the largest apartment owner in the U.S., growing its portfolio ten-fold over his tenure.

● Prior to AIMCO, Mr. Toomey served as a Senior Vice President with Lincoln Property Company, a multifaceted, national real estate firm, for five years.

Other

● As a leader in the real estate industry, Mr. Toomey is a Trustee and a past Global Chair of the Urban Land Institute (ULI), a Board member of the ULI Foundation, a past member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), on the Executive Committee of the National Multi Housing Council (NMHC), a member of The Real Estate Roundtable and is past Chair and a current Trustee of the Oregon State University Foundation.

● Mr. Toomey served on the board of directors and was a member of the audit committee of The Ryland Group, Inc. (NYSE), a home builder, from December 2013 until its merger with Standard Pacific in October 2015.

Executive Officers

The following table sets forth information about our executive officers. The executive officers listed below serve in their respective capacities at the discretion of our board.

Name	Age	Office	With the Company Since
Thomas W. Toomey	61	Chairman and Chief Executive Officer	2001
Jerry A. Davis	59	President	2002
Harry G. Alcock	58	Senior Vice President — Chief Investment Officer	2010
Joseph D. Fisher	42	Senior Vice President — Chief Financial Officer	2017
Michael D. Lacy	40	Senior Vice President — Property Operations	2006

Set forth below is certain biographical information about our executive officers.

Mr. Toomey’s biographical information is provided in under the heading “Directors.”

Mr. Davis oversees our Next Generation Operating Platform and technology. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director.  In 2001 he accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to the Company in August 2002 and, in 2013, Mr. Davis was promoted to Senior Vice President — Chief Operating Officer.  In January 2019, Mr. Davis was promoted to President – Chief Operating Officer.  Mr. Davis resigned as Chief Operating Officer effective December 31, 2020, and will retire as President effective December 31, 2021 and become a consultant to the Company. He began his career in 1984 as a Staff Accountant for Arthur Young & Co. He currently serves as a member of the Executive Committee of the NMHC, and in 2017 and 2018 served on the Board of Directors of the National Apartment Association.

Mr. Alcock oversees the Company’s acquisitions, dispositions, development, redevelopment and asset management. He joined us in December 2010 as Senior Vice President — Asset Management and in February 2017 was promoted to Senior Vice President – Chief Investment Officer. Prior to joining the Company, Mr. Alcock was with AIMCO for over 16 years, serving most recently as Executive Vice President, Co-Head of Transactions and Asset Management. He was appointed Executive Vice President and Chief Investment Officer in 1999, a position he held through 2007. Mr. Alcock established and chaired AIMCO’s Investment Committee, established the portfolio management function and at various times led the property debt and redevelopment departments. He currently serves as a member of the Executive Committee of the NMHC, and is a member of the Multifamily Gold Council for Urban Land Institute.

Mr. Fisher oversees the areas of accounting, tax, financial planning and analysis, investor relations and SEC reporting. He joined us in January 2017 as Senior Vice President — Chief Financial Officer. Mr. Fisher previously served as Co-Head of the Americas and Co-Lead Portfolio Manager at Deutsche Asset and Wealth Management since 2007. Prior to serving in those positions, he was Associate, Structured Debt Investments from April 2005 to June 2007, and Portfolio Analyst, Portfolio Management Group from May 2004 to June 2006. From June 2003 to May 2004, Mr. Fisher was an Asset Management Analyst at Principal Real Estate Investors.

Mr. Lacy oversees our property operations. Mr. Lacy joined us in November 2006 and worked in an operational strategist role and as a Senior Acquisitions Analyst. In November 2010, Mr. Lacy was promoted to Director of Pricing and Revenue Management, and from 2014-2016 he managed a portfolio in Southern California in the position of Vice President — Southern California Regional Manager. In January 2016 Mr. Lacy was promoted to Vice President — Property Operations, and in January 2019 he was promoted to Senior Vice President — Property Operations. Mr. Lacy began his career as an accountant at RedPeak Properties.

Code of Ethics

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is included below as set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2021 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

We believe that effective and transparent corporate governance is critical to our long-term success and our ability to create value for our shareholders. We frequently review our corporate governance policies, monitor emerging developments in corporate governance and enhance our policies and procedures when our board determines that it would benefit our Company and our shareholders to do so.

We maintain a corporate governance page on our website that includes key information about UDR’s corporate governance, including our:

•	Statement on Corporate Governance;
•	Code of Business Conduct and Ethics;
•	Code of Ethics for Senior Financial Officers;
•	Related Person Transactions Policy;
•	Amended and Restated Insider Trading Policy;
•	Recoupment of Performance-Based Incentives Policy;
•	Executive Stock Ownership Guidelines;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee;
•	Charter of the Governance Committee; and
•	Charter of the Nominating Committee.

All of these documents can be found by accessing the “Investor Relations” page at ir.udr.com and then clicking on “Corporate Governance” and “Governance Documents.” The documents noted above will also be provided without charge to any shareholder who requests them. Any changes to these documents, and any waivers granted by us with respect to our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers, will be posted on our website.

We believe in and follow certain principles with respect to governance as follows:

● ●
Principle 1: Boards are accountable to shareholders.	● All directors stand for election annually ● Proxy access for eligible director candidates nominated by eligible shareholders ● Shareholder ability to propose binding bylaw amendments
Principle 2: Shareholders should be entitled to voting rights in proportion to their economic interest.	● Each shareholder gets one vote per share ● Majority voting in uncontested director elections, and directors not receiving majority support must tender their resignation for consideration by the board
Principle 3: Boards should be responsive to shareholders and be proactive in order to understand their perspectives.
●
Management met with investors owning approximately 84% of shares outstanding in 2020 and early 2021
●
Engagement topics included corporate strategy, sustainability and social strategy, enterprise risk management, board composition, leadership and refreshment, succession planning, ESG, culture, diversity, equity and inclusion and our executive compensation program

Principle 4: Boards should have a strong, independent leadership structure.
●
Lead Independent Director with clearly defined duties that are disclosed to shareholders
●
Board considers appropriateness of its leadership structure at least annually
●
Independent Committee Chairs
●
Proxy Statement discloses why board believes current leadership structure is appropriate

Principle 5: Boards should adopt structures and practices that enhance their effectiveness.	● As of March 31, 2021, 88.9% of board members are independent ● Annual board evaluation ● Active board refreshment plan; five new board members in last seven years
Principle 6: Boards should develop management incentive structures that are aligned with the long-term strategy of the company.
●
Our vote on our executive compensation program has received shareholder support averaging 87% over the last five years
●
Changes made to program for 2021 in response to shareholder input as described herein
●
Compensation Committee annually reviews and approves incentive program design, goals and objectives for alignment with compensation and business strategies

●
Annual and long-term incentive programs are designed to reward financial and operational performance that furthers short- and long-term strategic objectives and include metrics assessing our performance relative to that of our peers

We also monitor our corporate governance policies and practices to maintain compliance with the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the rules of the SEC and the corporate governance rules of the NYSE. Our policies and practices meet, and in many cases exceed, the listing requirements of the NYSE, applicable SEC rules and the corporate governance requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, including:

•	The board has adopted clear corporate governance policies;
•	Eight of our nine current board members (and eight of the nine to be voted on at the 2021 annual meeting) are independent directors as defined by the NYSE;
•	The independent directors meet without the presence of management at each regularly scheduled meeting;
•	All members of the Audit Committee, Compensation Committee, Governance Committee and Nominating Committee are independent directors;
•	While the Chairman and Chief Executive Officer role is combined, the board has appointed a Lead Independent Director in accordance with our Statement on Corporate Governance;
•	The charters of the board committees clearly establish their respective roles and responsibilities, including their responsibilities for oversight of risks, and are reviewed annually;
•	The entire board oversees and receives reports with respect to our ESG, culture and DEI efforts;
•

The board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees and that is required to be provided to agents and consultants that, among other things, prohibits bribery and other forms of corruption;

•	We have a Code of Ethics for Senior Financial Officers that applies to our senior financial officers; and
•

We have a hotline with a 1-800 number and a third-party anonymous reporting system at http://udr.ethicspoint.com available to all employees, and our Audit Committee has procedures in place for the anonymous submission of any employee complaint, including those relating to accounting, internal controls or auditing matters. Instructions for making a report are published in the Corporate Governance subsection of the Investor Relations page of the Company’s website at ir.udr.com.

Identification and Selection of Nominees for Directors

Our Nominating Committee works closely with our Chairman and Chief Executive Officer (“CEO”) and Lead Independent Director (who currently serves as Chairman of the Nominating Committee) in recommending to the board criteria for open board positions, taking into account such factors as the Nominating Committee deems important, including, among others, the current composition of the board, the range of talents, experiences, expertise and skills that would complement those already represented on the board and those that would help achieve the Company’s current and future goals as set forth in our strategic plan.  The recommendations are then discussed by the board. In evaluating a nominee, the board, acting through our Nominating Committee, will consider, among other things, whether a potential director nominee has the time available, in light of other business and personal commitments, to perform the responsibilities required for effective service on the board. The Nominating Committee considers candidates that are suggested by members of the board, as well as management, our shareholders and any director search firm retained by the board or the Nominating Committee, using the same criteria to evaluate all candidates.

The board believes its effectiveness is enhanced by being comprised of individuals with diverse backgrounds, skills and experience that are relevant to the role of the board and the needs of our business as well as diversity with respect to gender and ethnicity.  In our Code of Business Conduct and Ethics we describe diversity as embracing the following characteristics with respect to the Company as a whole, including our board: age, race, gender, nationality, physical ability, culture, religion, marital status, sexual orientation, experience and perspective.  In 2020, consistent with its overall views with respect to diversity and in order to formalize our practice, the board enhanced our Statement on Corporate Governance and the Charter of our Nominating Committee by amending such documents to adopt a “Rooney Rule” specifically requiring that diverse candidates, based on gender and ethnicity, be included in the initial pool for any external search for director candidates or for any external search for a Chief Executive Officer.  In addition, any search firm used for conducting any such searches is required to include such candidates in its initial pool of candidates.  Since 2019 we have hired search firms with specific experience in identifying candidates from underrepresented populations in connection with searches for board candidates.  While our board does not currently include any members that self-identify as an underrepresented minority, all recent searches for potential board members have included, and future searches will continue to include, diverse candidates. The diversity of our board will remain a focus in connection with our board refreshment efforts.  The board, through the Nominating Committee and in consultation with our CEO, will regularly review the changing needs of the business and the skills and experience of its board members, with the intention that the board will be periodically “renewed” as certain directors rotate off and new directors are recruited. The board’s commitment to diversity and renewal will be tempered by the need to balance change with continuity and experience. The board believes that its commitment in this regard has been effective in establishing a board that consists of members with diverse backgrounds, skills and experience that are relevant to the role of the board and the needs of the business, and the board will continue to monitor the effectiveness of these efforts as part of its periodic self-assessment process.

Once a potential director nominee has been identified, the Nominating Committee, in consultation with the Chairman and CEO and Lead Independent Director, will evaluate the prospective nominee against the specific criteria that have been established, as well as the standards and qualifications contained in our Statement on Corporate Governance. If it is determined based upon a preliminary review that a candidate warrants further consideration, members of the board, as appropriate, will interview the prospective nominee. After completing this evaluation and interview process, the board makes the final determination as to whether to nominate or appoint the new director.

In addition to any other applicable requirements, Section 2.11 of the bylaws sets forth the procedures and requirements relating to nominations of directors by shareholders. Any shareholder who wishes to recommend a prospective nominee for consideration at our 2022 annual meeting of shareholders must submit specified information, no sooner than November 9, 2021 and no later than December 9, 2021.

Each proposed candidate also must submit a written questionnaire, representation and agreement specifically addressing agreements, arrangements or understandings that the candidate has with certain other persons, including with respect to voting commitments and compensation, as well as a representation and agreement to comply with our applicable policies, codes and guidelines. Such information should be sent to the attention of our Corporate Secretary at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129-1540.

Proxy Access

The Company’s bylaws include a proxy access provision which permits a shareholder, or a group of up to 20 shareholders, owning 3% or more of the Company’s outstanding common stock continuously for at least three years, to nominate and include in the Company’s proxy materials director candidates constituting up to 20% of the board, provided that the shareholder(s) and the nominee(s) satisfy the requirements specified in the bylaws.

Audit Committee Financial Expert

Each member of the Audit Committee is financially literate, and the board has determined that each member of the Audit Committee is an “audit committee financial expert” within the meaning of the SEC’s regulations.

Board of Directors and Committee Meetings

The board held eight meetings during fiscal 2020, including five meetings that were held by teleconference or by web-based application. No director attended fewer than 75% of the aggregate of (1) the total number of meetings of the board, and (2) the total number of meetings held by all committees of the board on which he or she served during fiscal 2020, held during the time such director was a member of the board or the applicable committee. The board has standing Audit, Compensation, Governance, Nominating and Executive Committees to assist it in discharging its duties. Information regarding each committee is set forth below:

Committee	Members on 12/31/2020	Key Functions	Number of Meetings in 2020
Audit	Clint D. McDonnough(1) Katherine A. Cattanach Mary Ann King Diane M. Morefield

•

Assists the board in its general oversight of our accounting financial reporting process, audits of our financial statements, internal controls and internal audit functions

•

Appointment, compensation and oversight of our independent auditors

• Represents and assists the board in its oversight of:

• the quality or integrity of our financial statements;

• our compliance with legal and regulatory requirements; and

• the performance of our internal audit department and independent auditors

•

Discusses the adequacy and effectiveness of our internal controls over financial reporting

•

Oversees our compliance with procedures and processes pertaining to corporate ethics and standards of business conduct

•

Establishes procedures for the receipt, retention and treatment of complaints received concerning accounting, auditing, internal controls and financial reporting matters

•

Oversees risk management policies and risk assessment

•

Pre-approves all non-audit services to be provided to the Company by the independent auditors

8
Compensation	Mark R. Patterson(1) Jon A. Grove Robert A. McNamara

•

Administers and approves general compensation policies applicable to our key executive officers

•

Reviews and approves compensation for the board and its committees

•

Reviews and ensures the appropriate administration of our compensation and benefit plans, programs and policies

•

Determines and approves the compensation of our CEO

•

Sets annual objectives for, and evaluates the performance of, our CEO, with input from the board

•

Reviews and recommends to the board short- and long-term compensation for the principal officers of the Company who report directly to our CEO

•

Approves all employment and severance agreements for senior vice presidents and above

•

Reviews and approves the contributions and awards, if any, under the management incentive programs and other management compensation, if any, including the long-term incentive plan

•

Appoints and provides oversight of independent compensation consultants

•

Oversees our efforts with respect to our culture, DEI and our workforce

6
Governance	Robert A. McNamara (1) Katherine A. Cattanach Mary Ann King Diane M. Morefield	• Exercises general oversight of board governance matters • Reviews the size, role, composition and structure of our board and its committees • Reviews and evaluates the board and its members • Reviews and updates our Corporate Governance Policies • Considers, develops and makes recommendations to the board regarding matters related to corporate governance • Ensures that each committee conducts an annual assessment • Oversees disclosure of environmental, social and governance matters	4

Nominating	James D. Klingbeil(1) Clint D. McDonnough Robert A. McNamara Mark R. Patterson	• Identifies, evaluates and recommends to the board individuals qualified to serve as directors of the Company • Establishes criteria for the selection of new directors • Reviews the suitability for continued service as a director of board members • Establishes procedures for the submission or recommendations by shareholders	1
Executive	James D. Klingbeil (1) Katherine A. Cattanach Thomas W. Toomey	• Performs the duties and exercises the powers delegated to it by the board • Meets only when board action on a significant matter is required and it is impractical or not feasible to convene a full meeting of the board	0

(1) Committee Chair.

Audit Committee Report

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this information or future filings with the Securities and Exchange Commission, in whole or part, the following report shall not be deemed to be incorporated by reference into any such filing.

The Audit Committee has reviewed and discussed our unaudited financial statements for the quarters ended March 31, June 30 and September 30, 2020 and our December 31, 2020 audited financial statements with management and with Ernst & Young LLP, our independent accountants. Each member of the Audit Committee is “independent” in accordance with the applicable corporate governance listing standards of the NYSE.

The Audit Committee has also discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board.

In addition, the Audit Committee has received from Ernst & Young LLP the written disclosures required by Rule 3526 of the Public Company Accounting Oversight Board, Communication with Audit Committees Concerning Independence, regarding their independence, and has discussed with Ernst & Young LLP their independence relative to us, including whether the provision of their services is compatible with maintaining Ernst & Young LLP’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board that the December 31, 2020 audited financial statements be included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

AUDIT COMMITTEE

Clint D. McDonnough, Chair

Katherine A. Cattanach

Mary Ann King

Diane M. Morefield

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

1. Exhibits. The exhibits filed with this Amendment No. 1 to the Annual Report on Form 10-K are set forth in the Exhibit Index appearing immediately below.

EXHIBIT INDEX

The exhibits listed below are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file number for UDR, Inc.’s Exchange Act filings referenced below is 1-10524. The Commission file number for United Dominion Realty, L.P.’s Exchange Act filings is 333-156002-01.

Exhibit	Description	Location
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.
31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants have duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, Inc.

Date: October 14, 2021	By:	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

UNITED DOMINION REALTY, L.P.

	By:	UDR, Inc., its general partner

Date: October 14, 2021	By:	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)