Form 10-Q
period 2021-09-30
UDR, Inc.
filed 2021-10-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 25, 2021 was 309,186,379.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$13,902,872	$12,706,940
Less: accumulated depreciation	(4,983,109)	(4,590,577)
Real estate held for investment, net	8,919,763	8,116,363
Real estate under development (net of accumulated depreciation of $445 and $1,010, respectively)	331,200	246,867
Real estate held for disposition (net of accumulated depreciation of $34,387 and $13,779, respectively)	39,065	102,876
Total real estate owned, net of accumulated depreciation	9,290,028	8,466,106

Cash and cash equivalents	1,063	1,409
Restricted cash	28,170	22,762
Notes receivable, net	25,741	157,992
Investment in and advances to unconsolidated joint ventures, net	643,902	600,233
Operating lease right-of-use assets	198,339	200,913
Other assets	213,321	188,118
Total assets	$10,400,564	$9,637,533

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,058,647	$862,147
Unsecured debt, net	4,463,792	4,114,401
Operating lease liabilities	193,277	195,592
Real estate taxes payable	55,849	29,946
Accrued interest payable	25,674	44,760
Security deposits and prepaid rent	51,631	49,008
Distributions payable	120,830	115,795
Accounts payable, accrued expenses, and other liabilities	114,601	110,999
Total liabilities	6,084,301	5,522,648

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,192,723	856,294

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	44,764	44,764
Series F; 14,331,810 and 14,440,519 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized:
308,287,019 and 296,611,579 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,083	2,966
Additional paid-in capital	6,390,547	5,881,383
Distributions in excess of net income	(3,335,108)	(2,685,770)
Accumulated other comprehensive income/(loss), net	(6,600)	(9,144)
Total stockholders’ equity	3,096,687	3,234,200
Noncontrolling interests	26,853	24,391
Total equity	3,123,540	3,258,591
Total liabilities and equity	$10,400,564	$9,637,533

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES:
Rental income	$328,699	$308,845	$937,641	$934,920
Joint venture management and other fees	1,071	1,199	4,918	3,861
Total revenues	329,770	310,044	942,559	938,781
OPERATING EXPENSES:
Property operating and maintenance	57,708	53,385	160,424	151,585
Real estate taxes and insurance	51,511	44,328	148,043	134,485
Property management	9,861	8,879	28,129	26,879
Other operating expenses	4,237	5,543	13,045	16,609
Real estate depreciation and amortization	152,636	151,949	442,893	462,481
General and administrative	15,810	11,958	43,673	37,907
Casualty-related charges/(recoveries), net	1,568	—	4,682	1,353
Other depreciation and amortization	3,269	3,887	8,472	7,939
Total operating expenses	296,600	279,929	849,361	839,238
Gain/(loss) on sale of real estate owned	—	—	50,829	61,303
Operating income	33,170	30,115	144,027	160,846

Income/(loss) from unconsolidated entities	14,450	2,940	29,123	14,328
Interest expense	(36,289)	(62,268)	(149,849)	(140,182)
Interest income and other income/(expense), net	8,238	2,183	12,831	7,304
Income/(loss) before income taxes	19,569	(27,030)	36,132	42,296
Tax (provision)/benefit, net	(529)	(187)	(1,283)	(1,877)
Net income/(loss)	19,040	(27,217)	34,849	40,419
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,260)	1,990	(2,221)	(2,614)
Net (income)/loss attributable to noncontrolling interests	(49)	(31)	(73)	(71)
Net income/(loss) attributable to UDR, Inc.	17,731	(25,258)	32,555	37,734
Distributions to preferred stockholders — Series E (Convertible)	(1,058)	(1,051)	(3,171)	(3,179)
Net income/(loss) attributable to common stockholders	$16,673	$(26,309)	$29,384	$34,555

Income/(loss) per weighted average common share:
Basic	$0.06	$(0.09)	$0.10	$0.12
Diluted	$0.06	$(0.09)	$0.10	$0.12

Weighted average number of common shares outstanding:
Basic	297,828	294,713	296,998	294,627
Diluted	301,164	295,003	298,045	294,938

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income/(loss)	$19,040	$(27,217)	$34,849	$40,419
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,389	(30)	1,422	(3,241)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	441	1,585	1,314	3,234
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,830	1,555	2,736	(7)
Comprehensive income/(loss)	20,870	(25,662)	37,585	40,412
Comprehensive (income)/loss attributable to noncontrolling interests	(1,437)	1,850	(2,486)	(2,724)
Comprehensive income/(loss) attributable to UDR, Inc.	$19,433	$(23,812)	$35,099	$37,688

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173
Net income/(loss) attributable to UDR, Inc.	—	—	—	17,731	—	—	17,731
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	41	41
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,909	5,909
Other comprehensive income/(loss)	—	—	—	—	1,701	—	1,701
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,489	—	—	—	1,489
Issuance of common shares through public offering, net	—	114	499,616	—	—	—	499,730
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	1,604	—	—	—	1,605
Common stock distributions declared ($0.3625 per share)	—	—	—	(111,755)	—	—	(111,755)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,058)	—	—	(1,058)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(97,026)	—	—	(97,026)
Balance at September 30, 2021	$44,765	$3,083	$6,390,547	$(3,335,108)	$(6,600)	$26,853	$3,123,540

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	32,555	—	—	32,555
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	57	57
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	2,530	2,530
Other comprehensive income/(loss)	—	—	—	—	2,544	—	2,544
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,999	—	—	—	3,000
Issuance of common shares through public offering, net	—	114	499,223	—	—	—	499,337
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	6,942	—	—	—	6,944
Common stock distributions declared ($1.0875 per share)	—	—	—	(327,015)	—	—	(327,015)
Preferred stock distributions declared-Series E ($1.1775 per share)	—	—	—	(3,171)	—	—	(3,171)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(351,707)	—	—	(351,707)
Balance at September 30, 2021	$44,765	$3,083	$6,390,547	$(3,335,108)	$(6,600)	$26,853	$3,123,540

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945
Net income/(loss) attributable to UDR, Inc.	—	—	—	(25,258)	—	—	(25,258)
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	15	15
Repurchase of common shares	—	(6)	(19,789)	—	—	—	(19,795)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,158	3,158
Other comprehensive income/(loss)	—	—	—	—	1,446	—	1,446
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,255	—	—	—	1,255
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	373	—	—	—	373
Common stock distributions declared ($0.36 per share)	—	—	—	(106,020)	—	—	(106,020)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,051)	—	—	(1,051)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	64,384	—	—	64,384
Balance at September 30, 2020	$44,765	$2,945	$5,776,267	$(2,500,827)	$(10,494)	$20,796	$3,333,452

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	37,734	—	—	37,734
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	24	24
Repurchase of common shares	—	(6)	(19,789)	—	—	—	(19,795)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(10,000)	(10,000)
Other comprehensive income/(loss)	—	—	—	—	(46)	—	(46)
Issuance/(forfeiture) of common and restricted shares, net	—	1	1,026	—	—	—	1,027
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,620	—	—	—	11,623
Common stock distributions declared ($1.08 per share)	—	—	—	(318,442)	—	—	(318,442)
Preferred stock distributions declared-Series E ($1.1694 per share)	—	—	—	(3,179)	—	—	(3,179)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	247,374	—	—	247,374
Balance at September 30, 2020	$44,765	$2,945	$5,776,267	$(2,500,827)	$(10,494)	$20,796	$3,333,452

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income/(loss)	$34,849	$40,419
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	451,365	470,420
(Gain)/loss on sale of real estate owned	(50,829)	(61,303)
(Income)/loss from unconsolidated entities	(29,123)	(14,328)
Return on investment in unconsolidated joint ventures	19,402	1,832
Amortization of share-based compensation	17,473	15,086
Loss on extinguishment of debt, net	42,336	24,540
Other	15,102	4,771
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(13,059)	(22,628)
Increase/(decrease) in operating liabilities	(4,347)	(2,217)
Net cash provided by/(used in) operating activities	483,169	456,592

Investing Activities
Acquisition of real estate assets	(904,434)	(157,101)
Proceeds from sales of real estate investments, net	154,857	133,934
Development of real estate assets	(119,254)	(88,261)
Capital expenditures and other major improvements — real estate assets	(112,001)	(105,257)
Capital expenditures — non-real estate assets	(10,087)	(11,345)
Investment in unconsolidated joint ventures	(67,665)	(66,893)
Distributions received from unconsolidated joint ventures	34,494	8,085
Purchase deposits on pending acquisitions	(10,000)	500
Repayment/(issuance) of notes receivable, net	112,815	(6,393)
Net cash provided by/(used in) investing activities	(921,275)	(292,731)

Financing Activities
Payments on secured debt	(818)	(358,098)
Proceeds from the issuance of secured debt	—	160,930
Payments on unsecured debt	(300,000)	(116,894)
Net proceeds from the issuance of unsecured debt	511,552	610,896
Net proceeds/(repayment) of commercial paper	125,000	(70,000)
Net proceeds/(repayment) of revolving bank debt	15,062	5,503
Proceeds from the issuance of common shares through public offering, net	499,337	—
Repurchase of common shares	—	(19,795)
Distributions paid to redeemable noncontrolling interests	(25,275)	(23,913)
Distributions paid to preferred stockholders	(3,160)	(3,150)
Distributions paid to common stockholders	(322,041)	(313,326)
Payment of prepayment and extinguishment costs	(40,769)	(35,495)
Other	(15,720)	(9,610)
Net cash provided by/(used in) financing activities	443,168	(172,952)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	5,062	(9,091)
Cash, cash equivalents, and restricted cash, beginning of year	24,171	33,291
Cash, cash equivalents, and restricted cash, end of period	$29,233	$24,200

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$126,209	$132,147
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,377	9,377
Cash paid/(refunds received) for income taxes	3,909	864
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$201,296	$—
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	25,000	—
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	24,869	—
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	—	14,700
Acquisition of intellectual property in exchange for cancellation of secured note receivable	—	2,250
Recognition of allowance for credit losses	—	2,182
Vesting of LTIP Units	14,578	23,501
Development costs and capital expenditures incurred, but not yet paid	37,056	27,705

	Nine Months Ended September 30,
	2021	2020
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (168,953 shares in 2021 and 271,176 shares in 2020)	6,944	11,623
Dividends declared, but not yet paid	120,830	115,055

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,409	$8,106
Restricted cash	22,762	25,185
Total cash, cash equivalents, and restricted cash as shown above	$24,171	$33,291
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,063	$927
Restricted cash	28,170	23,273
Total cash, cash equivalents, and restricted cash as shown above	$29,233	$24,200

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2021, there were 185.2 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.1%, were owned by UDR and 9.0 million OP Units, or 4.9%, were owned by outside limited partners. As of September 30, 2021, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.9 million, or 58.3%, were owned by UDR and its subsidiaries and 13.5 million, or 41.7%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021 and 2020, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships, Note 7, Secured and Unsecured Debt, Net, Note 8, Income/(Loss) Per Share and Note 13, Commitments and Contingencies.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three and nine months ended September 30, 2021 and 2020, the Company recorded $0.6 million and approximately $(0.1) million, respectively, of credit recoveries/(losses) on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

The following table summarizes our Notes receivable, net as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest rate at		Balance Outstanding
	September 30,		September 30,	December 31,
	2021		2021	2020
Note due February 2021 (a)	N/A		$—	$4,000
Note due May 2022 (b)	N/A	%	—	20,000
Note due May 2022 (c)	14.00%		2,760	—
Note due October 2022 (d)	N/A	%	—	115,000
Note due January 2023 (e)	10.00%		23,110	19,685
Notes Receivable			25,870	158,685
Allowance for credit losses			(129)	(693)
Total notes receivable, net			$25,741	$157,992
(a)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. In January 2021, the unaffiliated third party repaid the $4.0 million promissory note.
(b)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California.

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

(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million, all of which has been funded. The note is secured by a to-be-developed parcel of land in Kissimmee, Florida. Interest payments are due when the loan matures. The note matures in May 2022.
(d)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million. Interest payments were due when the loan matured. The note was secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020.

In July 2021, the Company acquired the operating community. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 3, Real Estate Owned for further discussion.)

(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $25.4 million, of which $23.1 million has been funded, including $3.4 million funded during the nine months ended September 30, 2021. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

In August 2021, the terms of this secured note were amended to increase the aggregate commitment from $22.0 million to $25.4 million.

The Company recognized $0.7 million and $2.0 million of interest income from notes receivable described above during the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $7.0 million of interest income for the notes receivable described above during the nine months ended September 30, 2021 and 2020, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2021 and 2020, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2021 and December 31, 2020, UDR’s net deferred tax asset/(liability) was ($0.7) million and ($3.2) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company recognizes and evaluates its tax positions using a two-step process. First, UDR determines whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2021. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2018 through 2020 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

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

The Company accounts for the shares of common stock reserved for issuance upon settlement as equity in accordance with ASC 815-40, Contracts in Entity's Own Equity, which permits equity classification when a contract is considered indexed to the entity’s own stock and the contract requires or permits the issuing entity to settle the contract in shares (either physically or net in shares).

The guidance establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to the entity’s own stock, first, evaluating the instrument’s contingent exercise provisions and second, evaluating the instrument’s settlement provisions. When entering into forward sales agreements, we determined that (i) none of the agreement’s exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price; and (ii) none of the settlement provisions preclude the agreements from being indexed to our own stock.

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

During the three and nine months ended September 30, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

As a result of its analysis, the Company reduced its reserve by approximately $3.0 million for multifamily tenant lease receivables and approximately $1.2 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended September 30, 2021. In aggregate, the reduction in reserve is reflected as a $4.1 million increase to Rental income and a $0.1 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company reserved approximately $1.8 million of incremental multifamily tenant lease receivables and approximately $0.3 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $1.7 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the nine months ended September 30, 2021.The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2021.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2021, the Company owned and consolidated 158 communities in 13 states plus the District of Columbia totaling 52,071 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Land	$2,301,297	$2,139,765
Depreciable property — held and used:
Land improvements	238,522	233,823
Building, improvements, and furniture, fixtures and equipment	11,313,023	10,292,782
Real estate intangible assets	50,030	40,570
Under development:
Land and land improvements	74,399	73,702
Building, improvements, and furniture, fixtures and equipment	257,246	174,175
Real estate held for disposition:
Land and land improvements	17,091	15,184
Building, improvements, and furniture, fixtures and equipment	56,361	101,471
Real estate owned	14,307,969	13,071,472
Accumulated depreciation (a)	(5,017,941)	(4,605,366)
Real estate owned, net	$9,290,028	$8,466,106
(a)	Accumulated depreciation is inclusive of $8.0 million and $5.8 million of accumulated amortization related to real estate intangible assets as of September 30, 2021 and December 31, 2020, respectively.

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

SEPTEMBER 30, 2021

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

In July 2021, the Company acquired a 259 apartment home operating community located in Bellevue, Washington for approximately $171.9 million. The Company previously had a $115.0 million secured note receivable associated with this operating community. The Company increased its real estate assets owned by approximately $169.1 million and recorded $2.8 million of in-place lease intangibles. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 2, Significant Accounting Policies for further discussion.)

In August 2021, the Company acquired a 544 apartment home operating community located in Germantown, Maryland for approximately $127.2 million. The Company increased its real estate assets owned by approximately $124.4 million and recorded $2.8 million of in-place lease intangibles.

In September 2021, the Company acquired a 320 apartment home operating community located in King of Prussia, Pennsylvania for approximately $116.2 million. The Company increased its real estate assets owned by approximately $113.8 million and recorded $2.4 million of in-place lease intangibles.

In September 2021, the Company acquired a 192 apartment home operating community located in Towson, Maryland for approximately $57.6 million. The Company increased its real estate assets owned by approximately $54.0 million and recorded $2.4 million of real estate tax intangibles and $1.2 million of in-place lease intangibles.

In September 2021, the Company acquired a 339 apartment home operating community located in Philadelphia, Pennsylvania for approximately $147.0 million. The Company increased its real estate assets owned by approximately $137.1 million and recorded $7.1 million of real estate tax intangibles and $2.8 million of in-place lease intangibles.

In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida, for a total purchase price of approximately $105.0 million. The Company paid for the community by issuing approximately 0.9 million OP Units (valued at $53.00 per unit) to the seller, which equaled $47.9 million. In connection with the acquisition, the joint venture construction loan of approximately $39.6 million was repaid. The Company previously held a $16.4 million preferred equity investment in the entity on the date of acquisition, which it accounted for as an unconsolidated equity investment (see Note 5, Joint Ventures and Partnerships). As a result, in October 2021, the Company increased its ownership interest to 100% and consolidated the operating community. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

In October 2021, the Company acquired a 663 apartment home operating community located in Orlando, Florida for approximately $177.5 million.

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

In October 2021, the Company sold an operating community located in Anaheim, California with a total of 265 apartment homes for a sales price of $126.0 million, resulting in a gain of approximately $85.3 million.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2021 and 2020, were $2.4 million and $1.6 million, respectively, and $9.2 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. Total capitalized interest was $2.4 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2021 and 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Nine Months Ended
	Location of	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	Properties	2021	2021	2021	2020	2021	2020	2021	2020	2021	2020
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$24,497	$26,426	50.0%	50.0%	$(608)	$(751)	$(1,922)	$(1,863)
UDR/MetLife II	Various	7	1,250	183,116	151,353	50.0%	50.0%	(289)	(441)	(3,126)	(522)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	70,368	82,072	50.6%	50.6%	(2,859)	(3,151)	(9,611)	(7,275)
West Coast Development Joint Ventures (b)	Los Angeles, CA	—	—	—	30,080	47.0%	47.0%	(128)	(148)	2,358	(284)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$277,981	$289,931			$(3,884)	$(4,491)	$(12,301)	$(9,944)

							Income/(loss) from investments
					Investment at		Three Months Ended		Nine Months Ended
Developer Capital Program			Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (c)	Location	Rate	Maturity	Commitment (d)	2021	2020	2021	2020	2021	2020
Preferred equity investments:
1532 Harrison	San Francisco, CA	11.0%	0.7	$24,645	$36,088	$34,135	1,003	875	$2,896	$2,557
Junction	Santa Monica, CA	12.0%	0.8	8,800	12,792	11,699	379	337	1,093	974
1200 Broadway (e) (f)	Nashville, TN	12.25%	1.0	55,558	60,594	69,330	1,837	1,347	4,936	3,934
1300 Fairmount (f)	Philadelphia, PA	8.5%	1.9	51,393	63,413	59,544	1,338	1,230	3,869	3,587
Essex (g)	Orlando, FL	12.5%	1.9	12,886	17,629	16,770	544	501	1,609	1,448
Modera Lake Merritt (f)	Oakland, CA	9.0%	2.5	27,250	33,072	30,928	739	675	2,144	1,901
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	3.3	20,059	22,256	17,919	497	240	1,415	417
Vernon Boulevard (f)	Queens, NY	13.0%	3.8	40,000	46,665	42,360	1,496	990	4,300	990
Makers Rise (f) (h)	Herndon, VA	9.0%	4.2	30,208	14,799	—	251	—	519	—
121 at Watters (f) (i)	Allen, TX	9.0%	4.4	19,846	8,968	—	234	—	462	—
Infield Phase I (j)	Kissimmee, FL	14.0%	2.6	16,044	—	—	—	—	—	—
Real estate technology investments:
RETV I (k)	N/A	N/A	N/A	18,000	38,628	20,587	9,869	(100)	17,975	4,338
RETV II	N/A	N/A	N/A	$18,000	5,438	2,283	147	(112)	209	—
Total Preferred Equity Investments and Real Estate Technology Investments					360,342	305,555	18,334	5,983	41,427	20,146

Sold joint ventures and other investments in prior year					—	—	—	1,448	(3)	4,126

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$638,323	$595,486	$14,450	$2,940	$29,123	$14,328
(a)	As of September 30, 2021 and December 31, 2020, the Company’s negative investment in 13th and Market Properties LLC of $5.6 million and $4.7 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	In January 2021, the joint venture sold its remaining community, a 293 home operating community located in Los Angeles, California, for a sales price of approximately $121.0 million. As a result, the Company recorded a gain on the sale of approximately $2.5 million.
(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In April 2021, the investment balance was paid down by $12.5 million and the Company’s preferred return increased to 12.25%. The Company's preferred return will revert to 8.0% in February 2022 if no capital events occur prior to that date.
(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

(g)	In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida for a purchase price of approximately $47.9 million. As a result, in October 2021, the Company consolidated the operating community and it will no longer be accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned).
(h)	In January 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 356 apartment home community in Herndon, Virginia. The Company’s preferred equity investment of $30.2 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(i)	In March 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 469 apartment home community in Allen, Texas. The Company’s preferred equity investment of $19.8 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(j)	In May 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 384 apartment home community in Kissimmee, Florida. The Company’s preferred equity investment of $16.0 million earns a preferred return of 14.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(k)	The Company recognized $9.9 million and $18.0 million of investment income from RETV I for the three and nine months ended September 30, 2021, respectively, which primarily related to unrealized gains from real estate technology investments.

As of September 30, 2021 and December 31, 2020, the Company had deferred fees of $8.9 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.1 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2021 and 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total real estate, net	$2,172,424	$1,904,805
Real estate assets held for sale	63,492	88,458
Cash and cash equivalents	32,954	22,278
Other assets	281,456	150,894
Total assets	$2,550,326	$2,166,435

Third party debt, net	$1,275,903	$1,188,710
Liabilities held for sale	44,221	55,440
Accounts payable and accrued liabilities	59,854	40,556
Total liabilities	1,379,978	1,284,706
Total equity	$1,170,348	$881,729

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues	$33,635	$36,335	$97,777	$114,961
Property operating expenses	18,128	16,697	51,983	46,462
Real estate depreciation and amortization	17,486	16,929	50,082	50,085
Gain/(loss) on sale of property	—	—	34,757	—
Operating income/(loss)	(1,979)	2,709	30,469	18,414
Interest expense	(13,181)	(9,955)	(32,776)	(30,451)
Net realized/unrealized gain/(loss) on held investments	62,013	(17)	108,851	29,295
Other income/(loss)	(156)	18	(1,826)	127
Net income/(loss)	$46,697	$(7,245)	$104,718	$17,385

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the Operating lease right-of-use assets were $198.3 million and $200.9 million, respectively, and the Operating lease liabilities were $193.3 million and $195.6 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.4 years and 43.9 years at September 30, 2021 and December 31, 2020, respectively, and the weighted average discount rate was 5.0% at both September 30, 2021 and December 31, 2020.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2021 are as follows (dollars in thousands):

Ground Leases
2021	$3,110
2022	12,442
2023	12,442
2024	12,442
2025	12,442
Thereafter	442,778
Total future minimum lease payments (undiscounted)	495,656
Difference between future undiscounted cash flows and discounted cash flows	(302,379)
Total operating lease liabilities (discounted)	$193,277

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense:
Contractual lease expense	$3,231	$3,217	$9,691	$9,603
Variable lease expense (a)	25	33	54	120
Total operating lease expense (b)(c)	$3,256	$3,250	$9,745	$9,723
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s income.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.6 million and $2.3 million, respectively. For the nine months ended September 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.5 million and $2.2 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million of total operating lease expense during the nine months ended September 30, 2021 and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2021, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.8% of our total lease revenue. As of September 30, 2021, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2021 are as follows (dollars in thousands):

Retail and Commercial Leases
2021	$5,822
2022	24,509
2023	22,705
2024	20,396
2025	17,075
Thereafter	76,696
Total future minimum lease payments (a)	$167,203
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.2 million and less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Principal Outstanding		As of September 30, 2021
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2021	2020	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,007,041	$824,550	3.42%	6.7	14
Deferred financing costs and other non-cash adjustments (b)	24,668	10,665
Total fixed rate secured debt, net	1,031,709	835,215	3.42%	6.7	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.69%	10.5	1
Deferred financing costs	(62)	(68)
Total variable rate secured debt, net	26,938	26,932	0.69%	10.5	1
Total Secured Debt, net	1,058,647	862,147	3.35%	6.8	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (o)	—	—	—%	4.3
Borrowings outstanding under unsecured commercial paper program due October 2021 (e) (o)	315,000	190,000	0.22%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	43,086	28,024	0.86%	2.3
Term Loan due January 2027 (d) (o)	35,000	35,000	0.99%	5.3
Fixed Rate Debt
Term Loan due January 2027 (d) (o)	315,000	315,000	1.02%	5.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	3.0
4.00% Medium-Term Notes due October 2025 (net of discounts of $0 and $327, respectively) (g) (o)	—	299,673	—%	—
2.95% Medium-Term Notes due September 2026 (h) (o)	300,000	300,000	2.89%	4.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $406 and $458, respectively) (i) (o)	299,594	299,542	4.03%	5.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $746 and $835, respectively) (o)	299,254	299,165	3.50%	6.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $5, respectively) (j) (o)	299,996	299,995	4.27%	7.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $11,382 and $12,412, respectively) (k) (o)	611,382	612,412	3.32%	8.3
3.00% Medium-Term Notes due August 2031 (net of premiums/discounts of $11,797 and $1,027, respectively) (l) (o)	611,797	398,973	3.01%	9.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $382 and $408, respectively) (o)	399,618	399,592	2.10%	10.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,381 and $1,471, respectively) (o)	348,619	348,529	1.90%	11.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,165 and $0, respectively) (m) (o)	298,835	—	2.10%	11.7
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,155 and $1,221, respectively) (n) (o)	298,845	298,779	3.13%	13.1
Other	8	10
Deferred financing costs	(27,886)	(25,937)
Total Unsecured Debt, net	4,463,792	4,114,401	2.65%	8.0
Total Debt, net	$5,522,439	$4,976,548	2.75%	7.8

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2021, secured debt encumbered $1.7 billion or 12.0% of UDR’s total real estate owned based upon gross book value ($12.6 billion or 88.0% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2021, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

During the nine months ended September 30, 2021, the Company assumed three fixed rate mortgage notes payable with an aggregate outstanding balance of $183.3 million and a fair value of $201.3 million in connection with the acquisition of three operating properties, which carry a weighted average interest rate of 3.93%. (see Note 3, Real Estate Owned).

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the three months ended September 30, 2021 and 2020, the Company had $1.1 million and $14.0 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company had $2.8 million and $19.1 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $28.1 million and $12.9 million at September 30, 2021 and December 31, 2020, respectively.

(c) The variable rate mortgage note payable for $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2021, the variable interest rate on the mortgage note was 0.69%.
(d) In September 2021, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that provides for a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The Credit Agreement allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2023 and (ii) a $350.0 million term loan scheduled to mature in September 2023. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 85 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points.

In November 2020, the Company entered into three interest rate swaps, which became effective in January 2021, to hedge against interest rate risk on the Term Loan until July 2022. The all-in weighted average interest rate,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

inclusive of the impact of the interest rate swaps, was 1.02%. In August 2021, the Company entered into two interest rate swaps totaling a $175.0 million notional value, which will become effective in July 2022, to hedge against interest rate risk on the Term Loan until July 2025. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps will be 1.48%.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total revolving credit facility	$1,300,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	17,473	42,186
Maximum daily borrowings during the period ended	305,000	375,000
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.8 million of letters of credit at September 30, 2021 and December 31, 2020, respectively.
(e) The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

In July 2021, the maximum aggregate amount was increased from $500.0 million to $700.0 million.

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total unsecured commercial paper program	$700,000	$500,000
Borrowings outstanding at end of period	315,000	190,000
Weighted average daily borrowings during the period ended	391,852	227,090
Maximum daily borrowings during the period ended	700,000	500,000
Weighted average interest rate during the period ended	0.2%	0.9%
Interest rate at end of the period	0.2%	0.3%

In October 2021, the entire $315.0 million of outstanding unsecured commercial paper as of September 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in October and November 2021.

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. In September 2021, the Company amended the Working Capital Credit Facility to extend the maturity date from January 14, 2022 to January 12, 2024 and lower the margin range for the interest rate. Based on the Company’s current credit rating, the Working Capital Credit Facility now has an interest rate equal to LIBOR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	43,086	28,024
Weighted average daily borrowings during the period ended	10,645	20,132
Maximum daily borrowings during the period ended	44,607	54,974
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	0.9%	1.0%

(g) In February 2021, the Company redeemed all of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (the “2025 Notes”) (plus the make-whole amount and accrued and unpaid interest). The Company incurred extinguishment costs of $42.0 million during the nine months ended September 30, 2021, which was included in Interest expense on the Consolidated Statements of Operations.
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
(l) In September 2021, the Company issued an additional $200.0 million of its 3.00% medium-term notes due 2031 (the “2031 Notes”). The notes were priced at 106.388% of the principal amount of the notes to yield 2.259%. This was a further issuance of and forms a single series with the $400.0 million aggregate principal amount of the Company’s 2031 Notes that were issued in August 2019.

The Company entered into treasury lock agreements to hedge against interest rate risk on $250.0 million of the $600.0 million aggregate principal amount. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.01%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2021 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2021	$279	$—	$279	$315,000	(a)	$315,279
2022	1,140	—	1,140	—		1,140
2023	1,242	—	1,242	—		1,242
2024	96,747	—	96,747	58,730		155,477
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
Thereafter	160,930	27,000	187,930	1,950,000		2,137,930
Subtotal	1,007,041	27,000	1,034,041	4,473,730		5,507,771
Non-cash (b)	24,668	(62)	24,606	(9,938)		14,668
Total	$1,031,709	$26,938	$1,058,647	$4,463,792		$5,522,439
(a)	All unsecured debt due in the remainder of 2021 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.2 million and $1.1 million, respectively, during the three months ended September 30, 2021 and 2020, and $3.6 million and $3.2 million, respectively, during the nine months ended September 30, 2021 and 2020, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for income/(loss) per share:
Net income/(loss)	$19,040	$(27,217)	$34,849	$40,419
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,260)	1,990	(2,221)	(2,614)
Net (income)/loss attributable to noncontrolling interests	(49)	(31)	(73)	(71)
Net income/(loss) attributable to UDR, Inc.	17,731	(25,258)	32,555	37,734
Distributions to preferred stockholders — Series E (Convertible)	(1,058)	(1,051)	(3,171)	(3,179)
Income/(loss) attributable to common stockholders - basic and diluted	$16,673	$(26,309)	$29,384	$34,555

Denominator for income/(loss) per share:
Weighted average common shares outstanding	298,075	294,972	297,252	294,891
Non-vested restricted stock awards	(247)	(259)	(254)	(264)
Denominator for basic income/(loss) per share	297,828	294,713	296,998	294,627
Incremental shares issuable from assumed conversion of unvested LTIP Units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	3,336	290	1,047	311
Denominator for diluted income/(loss) per share	301,164	295,003	298,045	294,938

Income/(loss) per weighted average common share:
Basic	$0.06	$(0.09)	$0.10	$0.12
Diluted	$0.06	$(0.09)	$0.10	$0.12

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2021 and 2020, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the nine months ended September 30, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of September 30, 2021, we had 20.0 million shares of common stock available for future issuance under the ATM program, including an aggregate of 5.0 million shares subject to the forward sales agreements described below.

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

During the three months ended September 30, 2021, the Company entered into forward sales agreements under its ATM program for a total of 5.0 million shares of common stock at a weighted average initial forward price per share of $53.86. As of September 30, 2021, the Company had entered into forward sales agreements under its current or prior

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

ATM programs for a total of 9.9 million shares of common stock at a weighted average initial forward price per share of $50.31, of which 5.5 million shares had not been settled. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2021, 4.4 million shares under the forward sales agreements under the ATM programs had been settled at a weighted average forward price per share of $45.68, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $2.1 million, for net proceeds of $201.5 million. The final dates by which the remaining shares sold under the forward sales agreements under the ATM programs must be settled range between June 9, 2022 and September 14, 2022.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. In September 2021, the Company settled all 7.0 million shares at a forward price per share of $42.65, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $6.0 million, for net proceeds of $298.5 million.

During the three and nine months ended September 30, 2021, the Company settled 11.4 million shares in aggregate under forward sales agreements under the ATM programs and previously announced forward sales agreements for net proceeds of $500.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $499.3 million.

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is June 20, 2022.

As of October 25, 2021, we had 20.0 million shares of common stock available for future issuance under the ATM program, including an aggregate of 6.0 million shares subject to the forward sales agreements.

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

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OP/DownREIT Units	22,529	22,321	22,493	22,312
Convertible preferred stock	2,918	2,918	2,918	2,960
Unvested LTIP Units and unvested restricted stock	3,336	290	1,047	311

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2020	$856,294
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	351,707
Conversion of OP Units/DownREIT Units to Common Stock	(6,944)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,221
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,325)
Vesting of Long-Term Incentive Plan Units	14,578
Allocation of other comprehensive income/(loss)	192
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2021	$1,192,723

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million during each of the three months ended September 30, 2021 and 2020, and ($0.1) million during each of the nine months ended September 30, 2021 and 2020.

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

SEPTEMBER 30, 2021

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2021 and December 31, 2020, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$25,741	$26,166	$—	$—	$26,166
Equity securities (c)	4,345	4,345	—	—	4,345
Derivatives - Interest rate contracts (d)	1,285	1,285	—	1,285	—
Total assets	$31,371	$31,796	$—	$1,285	$30,511

Derivatives - Interest rate contracts (d)	$148	$148	$—	$148	$—
Secured debt instruments - fixed rate: (e)
Mortgage notes payable	1,035,158	1,049,786	—	—	1,049,786
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	43,086	43,086	—	—	43,086
Commercial paper program	315,000	315,000	—	—	315,000
Unsecured notes	4,133,592	4,265,616	—	—	4,265,616
Total liabilities	$5,553,984	$5,700,636	$—	$148	$5,700,488

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,192,723	$1,192,723	$—	$1,192,723	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

			Fair Value at December 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$157,992	$170,411	$—	$—	$170,411
Derivatives - Interest rate contracts (d)	2	2	—	2	—
Total assets	$157,994	$170,413	$—	$2	$170,411

Derivatives - Interest rate contracts (d)	$167	$167	$—	$167	$—
Secured debt instruments - fixed rate: (e)
Mortgage notes payable	837,473	854,084	—	—	854,084
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,024	28,024	—	—	28,024
Commercial paper program	190,000	190,000	—	—	190,000
Unsecured notes	3,922,314	4,283,045	—	—	4,283,045
Total liabilities	$5,004,978	$5,382,320	$—	$167	$5,382,153

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$856,294	$856,294	$—	$856,294	$—
(a)	Balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds an investment in a publicly traded real estate technology company that is subject to a lock-up restriction on selling or transferring the investment for a period of time. The investment is valued at the market price at the end of the period less an illiquidity discount of 15.0%. The Company classifies the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2022, the Company estimates that an additional $1.8 million will be reclassified as an increase to Interest expense.

As of September 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps (a)	4	$334,880
(a)	In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps with a total notional value of $175.0 million that will become effective in July 2022 upon maturity of the $315.0 million notional value interest rate swaps included above.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2021, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	$1,285	$2	$148	$167

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Interest rate products	$1,389	$(30)	$(441)	$(1,585)	$—	$—

Nine Months Ended September 30,
Interest rate products	$1,422	$(3,241)	$(1,314)	$(3,234)	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total amount of Interest expense presented on the Consolidated Statements of Operations	$36,289	$62,268	$149,849	$140,182

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2021	$1,285	$—	$1,285	$(100)	$—	$1,185

December 31, 2020	$2	$—	$2	$—	$—	$2
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
September 30, 2021	$148	$—	$148	$(100)	$—	$48

December 31, 2020	$167	$—	$167	$—	$—	$167
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.2 million and $4.3 million during the three months ended September 30, 2021 and 2020, respectively, and $17.5 million and $15.1 million during the nine months ended September 30, 2021 and 2020, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

In May 2021, the stockholders of UDR approved the amendment and restatement of the UDR, Inc. 1999 Long-Term Incentive Plan, which, among other things, increased the number of shares reserved for issuance under such plan by 16,000,000 shares, from 19,000,000 shares to 35,000,000 shares.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at September 30, 2021 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	5	$331,645		$169,855
Joint ventures:
Preferred equity investments	3	23,767	(b)	43,377	(b)
Real estate technology investments:
RETV I	-	38,628		5,220
RETV II	-	5,438		12,600
Total		$399,478		$231,052
(a)	Represents UDR’s investment as of September 30, 2021.
(b)	Represents UDR’s investment in and remaining commitment for Makers Rise, 121 at Watters and Infield Phase I, which are under development as of September 30, 2021.

Purchase Commitments

In September 2021, the Company entered into a contract to acquire a 663 apartment home operating community located in Orlando, Florida, for a purchase price of approximately $177.5 million. The Company made a $10.0 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition closed in October 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2020 (for quarter-to-date comparison) and January 1, 2020 (for year-to-date comparison) and held as of September 30, 2021. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2021 and 2020.

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

Joint venture management and other fees

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

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

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2021 and 2020, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2021	2020	2021	2020
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$108,042	$101,424	$304,594	$314,060
Mid-Atlantic Region	61,984	60,754	183,291	184,524
Northeast Region	52,079	48,819	155,996	159,459
Southeast Region	38,400	35,724	106,668	101,768
Southwest Region	24,734	23,230	71,710	70,424
Non-Mature Communities/Other	33,388	27,246	87,624	76,167
Total segment and consolidated lease revenue	$318,627	$297,197	$909,883	$906,402

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,673	$3,420	$7,877	$9,186
Mid-Atlantic Region	2,330	2,060	6,006	5,298
Northeast Region	1,481	1,600	3,573	4,033
Southeast Region	1,654	1,498	4,861	4,214
Southwest Region	1,045	1,050	2,976	2,615
Non-Mature Communities/Other	889	2,020	2,465	3,172
Total segment and consolidated other revenue	$10,072	$11,648	$27,758	$28,518

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$110,715	$104,844	$312,471	$323,246
Mid-Atlantic Region	64,314	62,814	189,297	189,822
Northeast Region	53,560	50,419	159,569	163,492
Southeast Region	40,054	37,222	111,529	105,982
Southwest Region	25,779	24,280	74,686	73,039
Non-Mature Communities/Other	34,277	29,266	90,089	79,339
Total segment and consolidated rental income	$328,699	$308,845	$937,641	$934,920

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$81,562	$76,435	$228,743	$241,071
Mid-Atlantic Region	43,794	43,189	129,931	132,435
Northeast Region	33,049	30,655	100,619	108,164
Southeast Region	26,444	24,517	74,926	71,701
Southwest Region	16,104	14,331	46,253	44,248
Non-Mature Communities/Other	18,527	22,005	48,702	51,231
Total segment and consolidated NOI	219,480	211,132	629,174	648,850
Reconciling items:
Joint venture management and other fees	1,071	1,199	4,918	3,861
Property management	(9,861)	(8,879)	(28,129)	(26,879)
Other operating expenses	(4,237)	(5,543)	(13,045)	(16,609)
Real estate depreciation and amortization	(152,636)	(151,949)	(442,893)	(462,481)
General and administrative	(15,810)	(11,958)	(43,673)	(37,907)
Casualty-related (charges)/recoveries, net	(1,568)	—	(4,682)	(1,353)
Other depreciation and amortization	(3,269)	(3,887)	(8,472)	(7,939)
Gain/(loss) on sale of real estate owned	—	—	50,829	61,303
Income/(loss) from unconsolidated entities	14,450	2,940	29,123	14,328
Interest expense	(36,289)	(62,268)	(149,849)	(140,182)
Interest income and other income/(expense), net	8,238	2,183	12,831	7,304
Tax (provision)/benefit, net	(529)	(187)	(1,283)	(1,877)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,260)	1,990	(2,221)	(2,614)
Net (income)/loss attributable to noncontrolling interests	(49)	(31)	(73)	(71)
Net income/(loss) attributable to UDR, Inc.	$17,731	$(25,258)	$32,555	$37,734
(a)	Same-Store Community population consisted of 45,713 apartment homes.
(b)	Same-Store Community population consisted of 45,143 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2021

The following table details the assets of UDR’s reportable segments as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,	December 31,
	2021	2020
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,273,694	$4,242,973
Mid-Atlantic Region	2,718,104	2,698,049
Northeast Region	2,914,571	2,900,017
Southeast Region	1,076,169	1,059,771
Southwest Region	898,780	897,505
Non-Mature Communities/Other	2,426,651	1,273,157
Total segment assets	14,307,969	13,071,472
Accumulated depreciation	(5,017,941)	(4,605,366)
Total segment assets — net book value	9,290,028	8,466,106
Reconciling items:
Cash and cash equivalents	1,063	1,409
Restricted cash	28,170	22,762
Notes receivable, net	25,741	157,992
Investment in and advances to unconsolidated joint ventures, net	643,902	600,233
Operating lease right-of-use assets	198,339	200,913
Other assets	213,321	188,118
Total consolidated assets	$10,400,564	$9,637,533
(a)	Same-Store Community population consisted of 45,713 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, of UDR, Inc.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. While many of such measures have been lifted, they may be reinstated or other measures imposed. Further, while vaccines have been developed and are being administered, it is unclear when or if vaccines may allow a return to full pre-pandemic activity levels.

While operations have been allowed to fully or partially re-open, no assurance can be given that closures or restrictions will not be reinstated or new measures imposed in the future. Our headquarters, all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, for example restrictions on capacity. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, the federal government and a number of the states, counties and municipalities in which we operate have adopted, and may extend or reinstate, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to enforce our legal and contractual rights and our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent, and certain jurisdictions have adopted limits on our ability to increase rents. Earlier in the pandemic, we received more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. Recently, the federal government has allocated funds to rent relief programs run by state and local authorities. Certain of such programs were slow to begin operating and in certain locations funds are taking longer than expected to be distributed. Further, certain of our residents with past due rent may not qualify to receive assistance under such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or other limitations or restrictions in order to participate, or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. Also vaccine mandates that have been adopted or may be adopted by the federal government or in states and localities in which we operate may impact our ability to operate our business in the ordinary course.

During the three and nine months ended September 30, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve by approximately $3.0 million for multifamily tenant lease receivables and approximately $1.2 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended September 30, 2021. In aggregate, the reduction in reserve is reflected as a $4.1 million increase to Rental income and a $0.1 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company reserved approximately $1.8 million of incremental multifamily tenant lease receivables and approximately $0.3 million of incremental retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $1.7 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the nine months ended September 30, 2021.The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2021.

As of October 25, 2021 we had collected 97.3%, 96.9% and 96.0% of billed monthly rents for our multifamily residents for July, August and September, respectively. October cash rents received are similar when compared to those for July, August and September at corresponding times of prior months.

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

At September 30, 2021, our consolidated real estate portfolio included 158 communities in 13 states plus the District of Columbia totaling 52,071 apartment homes. In addition, we have an ownership interest in 6,211 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,374 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2021, was 45,713 and 45,143.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2021:

		September 30, 2021			Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (b)
West Region
Orange County, CA	10	4,685	10.0%	$1,436,706	97.9%	$2,694	97.6%	$2,566
San Francisco, CA	11	2,751	6.2%	891,012	96.4%	3,054	94.9%	3,038
Seattle, WA	14	2,725	6.7%	955,551	97.6%	2,459	97.1%	2,360
Los Angeles, CA	4	1,225	3.3%	466,651	97.1%	2,876	96.0%	2,651
Monterey Peninsula, CA	7	1,565	1.3%	187,698	97.4%	2,028	97.0%	1,972
Other Southern California	3	817	1.5%	214,881	97.7%	2,504	98.1%	2,380
Portland, OR	3	752	0.8%	121,195	97.6%	1,904	98.4%	1,691
Mid-Atlantic Region
Metropolitan D.C.	22	8,003	15.5%	2,220,426	97.0%	2,154	96.5%	2,128
Baltimore, MD	5	1,597	2.4%	341,754	97.4%	1,701	98.0%	1,653
Richmond, VA	4	1,359	1.1%	155,924	98.1%	1,554	98.3%	1,509
Northeast Region
Boston, MA	10	4,139	10.9%	1,553,686	97.2%	2,734	96.6%	2,662
New York, NY	5	1,825	8.8%	1,252,895	97.5%	3,457	96.3%	3,642
Philadelphia, PA	1	313	0.8%	107,990	97.6%	2,304	96.4%	2,271
Southeast Region
Tampa, FL	10	3,205	3.6%	512,928	97.8%	1,732	97.6%	1,627
Orlando, FL	9	2,500	1.7%	244,355	97.8%	1,474	97.4%	1,455
Nashville, TN	8	2,260	1.6%	227,990	98.2%	1,443	97.9%	1,416
Other Florida	1	636	0.6%	90,896	98.4%	1,785	98.1%	1,749
Southwest Region
Dallas, TX	11	3,866	4.1%	580,698	98.0%	1,547	97.1%	1,512
Austin, TX	4	1,272	1.2%	172,867	98.6%	1,625	98.1%	1,586
Denver, CO	1	218	1.0%	145,215	96.9%	3,291	95.5%	3,085
Total/Average Same-Store Communities	143	45,713	83.1%	11,881,318	97.5%	$2,201	97.0%	$2,150
Non-Mature, Commercial Properties & Other	14	6,093	14.1%	2,021,554
Total Real Estate Held for Investment	157	51,806	97.2%	13,902,872
Real Estate Under Development (b)	—	—	2.3%	331,645
Real Estate Held for Disposition (c)	1	265	0.5%	73,452
Total Real Estate Owned	158	52,071	100.0%	14,307,969
Total Accumulated Depreciation				(5,017,941)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,290,028
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2021, the Company was developing five wholly-owned communities with a total of 1,417 apartment homes, none of which have been completed.
(c)	The Company had one community located in Anaheim, California that met the criteria to be classified as held for disposition at September 30, 2021.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2020 (for quarter-to-date comparison) and January 1, 2020 (for year-to-date comparison) and held as of September 30, 2021. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the nine months ended September 30, 2021, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of September 30, 2021, we had 20.0 million shares of common stock available for future issuance under the ATM program, including an aggregate of 5.0 million shares subject to the forward sales agreements described below.

During the three months ended September 30, 2021, the Company entered into forward sales agreements under its ATM program for a total of 5.0 million shares of common stock at a weighted average initial forward price per share of $53.86. As of September 30, 2021, the Company had entered into forward sales agreements under its current or prior ATM programs for a total of 9.9 million shares of common stock at a weighted average initial forward price per share of $50.31, of which 5.5 million shares had not been settled. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2021, 4.4 million shares under the forward sales agreements under the ATM programs had been settled at a weighted average forward price per share of $45.68, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $2.1 million, for net proceeds of $201.5 million. The final dates by which the remaining shares sold under the forward sales agreements under the ATM programs must be settled range between June 9, 2022 and September 14, 2022.

In March 2021, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share to be received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. In September 2021, the Company settled all 7.0 million shares at a forward price per share of $42.65, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $6.0 million, for net proceeds of $298.5 million.

During the three and nine months ended September 30, 2021, the Company settled 11.4 million shares in aggregate under forward sales agreements under the ATM programs and previously announced forward sales agreements for net proceeds of $500.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $499.3 million.

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2021, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is June 20, 2022.

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

In July 2021, the Company increased its maximum aggregate amount from $500.0 million to $700.0 million on its unsecured commercial paper program.

In September 2021, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that provides for a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The Credit Agreement allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. The Credit Agreement also lowered the margin range for borrowings under the Revolving Credit Facility and the Term Loan.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2023 and (ii) a $350.0 million term loan scheduled to mature in September 2023. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

In September 2021, the Company amended the Working Capital Credit Facility to extend the maturity date from January 14, 2022 to January 12, 2024 and lower the margin range for the interest rate. Based on the Company’s current credit rating, the Working Capital Credit Facility now has an interest rate equal to LIBOR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

In September 2021, the Company issued an additional $200.0 million of 3.00% medium-term notes due 2031 (the “2031 Notes”). The notes were priced at 106.388% of the principal amount of the notes to yield 2.259%. This was a further issuance of and forms a single series with the $400.0 million aggregate principal amount of the Company’s 2031 Notes that were issued in August 2019.

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

During the remainder of 2021, we have approximately $0.3 million of secured debt maturing, inclusive of principal amortization, and $315.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In October 2021, the entire $315.0 million of outstanding unsecured commercial paper as of September 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in October and November 2021. As of October 25, 2021, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit), and we had $6.9 million outstanding under the Working Capital Credit Facility, leaving $68.1 million of unused capacity.

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

The Operating Partnership is the subsidiary guarantor of certain of our registered debt securities, including the $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $600 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033, $300 million of medium-term notes due in June 2033 and $300 million of medium-term notes due November 2034.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total real estate, net	$2,079,191	$2,151,714
Cash and cash equivalents	23	26
Operating lease right-of-use assets	199,749	202,438
Other assets	89,581	103,389
Total assets	$2,368,544	$2,457,567

Secured debt, net	$99,136	$99,104
Notes payable to UDR (a)	845,377	810,700
Operating lease liabilities	194,717	197,135
Other liabilities	115,025	102,196
Total liabilities	1,254,255	1,209,135
Total capital	$1,114,289	$1,248,432

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenue	$111,256	$107,694	$324,210	$325,060
Property operating expenses	(48,534)	(44,473)	(139,300)	(128,552)
Real estate depreciation and amortization	(37,147)	(35,335)	(115,495)	(106,065)
Operating income/(loss)	25,575	27,886	69,415	90,443
Interest expense (a)	(8,138)	(7,267)	(24,334)	(21,901)
Other income/(loss)	2,517	(1,562)	6,787	(4,984)
Net income/(loss)	$19,954	$19,057	$51,868	$63,558
(a)	All $845.4 million and $810.7 million notes payable to UDR as of September 30, 2021 and December 31, 2020, respectively, and $7.4 million and $6.6 million of interest expense on notes payable to UDR for the three months ended September 30, 2021 and 2020, respectively, and $22.3 million and $19.8 million of interest expense on notes payable to UDR for the nine months ended September 30, 2021 and 2020, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

Operating Activities

For the nine months ended September 30, 2021, our Net cash provided by/(used in) operating activities was $483.2 million, compared to $456.6 million for the comparable period in 2020. The increase in cash flow from operating activities was primarily due to operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities, partially offset by a decrease in net operating income, primarily driven by lower rental rates and an increase in rent concessions.

Investing Activities

For the nine months ended September 30, 2021, Net cash provided by/(used in) investing activities was ($921.3) million, compared to ($292.7) million for the comparable period in 2020. The increase in cash used in investing activities was primarily due to the increase in acquisitions made during the current period and an increase in spend for development of real estate assets, partially offset by the repayment of notes receivable and an increase in distributions received from unconsolidated joint ventures.

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

In July 2021, the Company acquired a 259 apartment home operating community located in Bellevue, Washington for approximately $171.9 million. The Company previously had a $115.0 million secured note receivable associated with this operating community. The Company increased its real estate assets owned by approximately $169.1 million and recorded $2.8 million of in-place lease intangibles. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 2, Significant Accounting Policies for further discussion.)

In August 2021, the Company acquired a 544 apartment home operating community located in Germantown, Maryland for approximately $127.2 million. The Company increased its real estate assets owned by approximately $124.4 million and recorded $2.8 million of in-place lease intangibles.

In September 2021, the Company acquired a 320 apartment home operating community located in King of Prussia, Pennsylvania for approximately $116.2 million. The Company increased its real estate assets owned by approximately $113.8 million and recorded $2.4 million of in-place lease intangibles.

In September 2021, the Company acquired a 192 apartment home operating community located in Towson, Maryland for approximately $57.6 million. The Company increased its real estate assets owned by approximately $54.0 million and recorded $2.4 million of real estate tax intangibles and $1.2 million of in-place lease intangibles.

In September 2021, the Company acquired a 339 apartment home operating community located in Philadelphia, Pennsylvania for approximately $147.0 million. The Company increased its real estate assets owned by approximately $137.1 million and recorded $7.1 million of real estate tax intangibles and $2.8 million of in-place lease intangibles.

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

For the nine months ended September 30, 2021, total capital expenditures of $109.7 million, or $2,211 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $106.1 million, or $2,236 per stabilized home, for the comparable period in 2020.

The increase in total capital expenditures was primarily due to:

●	an increase of 25.5%, or $6.4 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 8.5%, or $3.3 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

This was partially offset by:

●	a decrease of 77.9%, or $6.1 million, in spend as compared to the comparable period in 2020 for our operations platform, which includes smart home installations in certain of our properties.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2021 and 2020 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Turnover capital expenditures	$11,045	$9,632	14.7%	$223	$203	9.9%
Asset preservation expenditures	31,382	29,478	6.5%	632	621	1.8%
Total recurring capital expenditures	42,427	39,110	8.5%	855	824	3.8%
NOI enhancing improvements (a)	31,509	25,105	25.5%	635	529	20.0%
Major renovations (b)	34,060	34,111	(0.1)%	686	719	(4.6)%
Operations platform	1,719	7,782	(77.9)%	35	164	(78.9)%
Total capital expenditures (c)	$109,715	$106,108	3.4%	$2,211	$2,236	(1.1)%
Repair and maintenance expense	$51,766	$42,475	21.9%	$1,043	$895	16.5%
Average home count (d)	49,622	47,437	4.6%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2021, our development pipeline consisted of five wholly-owned communities totaling 1,417 apartment homes, none of which have been completed, with a budget of $501.5 million, in which we have a gross carrying value of $331.6 million. The remaining homes are estimated to be completed between the first quarter of 2022 and the second quarter of 2023.

At September 30, 2021, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2021:

●	we made investments totaling $67.7 million in our unconsolidated joint ventures, including contributions of $25.6 million to certain unconsolidated investments under our Developer Capital Program, each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $29.1 million; and
●	we received distributions of $53.9 million, of which $19.4 million were operating cash flows and $34.5 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2021 and 2020.

Financing Activities

For the nine months ended September 30, 2021, our Net cash provided by/(used in) financing activities was $443.2 million, compared to ($173.0) million for the comparable period of 2020.

The following significant financing activities occurred during the nine months ended September 30, 2021:

●	issuance of $300.0 million of 2.10% senior unsecured medium-term notes due June 2033, for net proceeds of approximately $298.8 million;
●	issuance of a principal amount of $200.0 million of 3.00% senior unsecured medium-term notes due August 2031, priced at 106.388% of the principal amount to yield 2.259%, resulting in net proceeds of approximately $212.8 million;
●	repayment of $300.0 million senior unsecured medium-term notes due October 2025;
●	net proceeds of $125.0 million on our unsecured commercial paper program;
●	sold 11.4 million shares of common stock under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $499.3 million;
●	payment of $322.0 million of distributions to our common stockholders; and
●	payment of prepayment and extinguishment costs of $40.8 million from the early prepayment of debt.

Credit Facilities and Commercial Paper Program

In September 2021, the Company entered into the Credit Agreement that provides for a $1.3 billion unsecured revolving credit facility and a $350.0 million unsecured term loan. The Credit Agreement allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. The Credit Agreement also lowered the margin range for the Revolving Credit Facility and the Term Loan.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2023 and (ii) a $350.0 million term loan scheduled to mature in September 2023. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 85 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points.

As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit at September 30, 2021), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a previously scheduled maturity date of January 14, 2022. In September 2021, the Company amended the Working Capital Credit Facility to extend the maturity date from January 14, 2022 to January 12, 2024 and lower the margin range for the interest rate. Based on the Company’s current credit rating, the Working Capital Credit Facility now has an interest rate equal to LIBOR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of September 30, 2021, we had $43.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $31.9 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2021.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700 million. In July 2021, the maximum aggregate amount was increased from $500.0 million to $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2021, we had issued $315.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.22%, leaving $385.0 million of unused capacity. In October 2021, the entire $315.0 million of outstanding unsecured commercial paper as of September 30, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in October and November 2021.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $420.1 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2021. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2021 would increase by $3.7 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by/(used in) operating activities	$483,169	$456,592
Net cash provided by/(used in) investing activities	(921,275)	(292,731)
Net cash provided by/(used in) financing activities	443,168	(172,952)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $16.7 million ($0.06 per diluted share) for the three months ended September 30, 2021, as compared to $(26.3) million ($(0.09) per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a decrease in interest expense of $26.0 million primarily due to $24.5 million in debt extinguishment and other associated costs for the three months ended September 30, 2020, as compared to $0.4 million in debt extinguishment and other associated costs during the three months ended September 30, 2021;
●	an increase in income/(loss) from unconsolidated entities of $11.5 million, primarily attributable to $10.0 million of investment income from real estate technology investments during the three months ended September 30, 2021 as compared to $(0.2) million investment loss during the three months ended September 30, 2020;
●	an increase in total property NOI of $8.3 million primarily due to a decrease in rent concessions, an increase in occupancy and a reduction in our reserve of $4.1 million for multifamily and retail tenant lease receivables, partially offset by an increase in property operating expenses; and
●	an increase in interest income and other income/(expense), net of $6.1 million primarily attributable to $4.6 million of investment income from real estate technology investments during the three months ended September 30, 2021 as compared to zero during the three months ended September 30, 2020.

Net income/(loss) attributable to common stockholders was $29.4 million ($0.10 per diluted share) for the nine months ended September 30, 2021, as compared to $34.6 million ($0.12 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $19.7 million primarily due to lower rental rates, an increase in rent concessions, and an increase in property operating expenses;
●	an increase in interest expense of $9.7 million primarily due to $42.3 million of extinguishment cost from the prepayment of debt during the nine months ended September 30, 2021 as compared to $24.5 million for the nine months ended September 30, 2020, and lower interest rates partially offset by higher debt balances; and
●	a gain of $50.8 million from the sale of an operating community located in Anaheim, California during the nine months ended September 30, 2021, as compared to gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the nine months ended September 30, 2020.

This was partially offset by:

●	a decrease in depreciation expense of $19.6 million primarily due to fully depreciated assets in 2021 and 2020, partially offset by communities acquired in 2021;

●	an increase in income/(loss) from unconsolidated entities of $14.8 million, primarily attributable to $18.2 million of investment income from real estate technology investments during the nine months ended September 30, 2021 as compared to $4.3 million during the nine months ended September 30, 2020; and
●	an increase in interest income and other income/(expense), net of $5.5 million primarily attributable to $5.0 million of investment income from real estate technology investments during the nine months ended September 30, 2021 as compared to zero during the nine months ended September 30, 2020.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2021	2020	% Change	2021	2020	% Change
Same-Store Communities:
Same-Store rental income	$294,422	$279,579	5.3%	$847,552	$855,581	(0.9)%
Same-Store operating expense (c)	(93,469)	(90,452)	3.3%	(267,080)	(257,962)	3.5%
Same-Store NOI	200,953	189,127	6.3%	580,472	597,619	(2.9)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	12,882	2,163	495.6%	35,911	19,115	87.9%
Acquired communities NOI	2,640	—	—%	2,640	—	—%
Development communities NOI	(99)	(13)	NM *	(170)	(118)	44.1%
Non-residential/other NOI (e)	1,712	15,850	(89.2)%	5,727	19,638	(70.8)%
Sold and held for disposition communities NOI	1,392	4,005	(65.2)%	4,594	12,596	(63.5)%
Total Non-Mature Communities/Other NOI	18,527	22,005	(15.8)%	48,702	51,231	(4.9)%
Total property NOI	$219,480	$211,132	4.0%	$629,174	$648,850	(3.0)%

* Not meaningful

(a)	Same-Store consists of 45,713 apartment homes.
(b)	Same-Store consists of 45,143 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	September 30,		September 30,
	2021	2020	2021	2020
Net income/(loss) attributable to UDR, Inc.	$17,731	$(25,258)	$32,555	$37,734
Joint venture management and other fees	(1,071)	(1,199)	(4,918)	(3,861)
Property management	9,861	8,879	28,129	26,879
Other operating expenses	4,237	5,543	13,045	16,609
Real estate depreciation and amortization	152,636	151,949	442,893	462,481
General and administrative	15,810	11,958	43,673	37,907
Casualty-related charges/(recoveries), net	1,568	—	4,682	1,353
Other depreciation and amortization	3,269	3,887	8,472	7,939
(Gain)/loss on sale of real estate owned	—	—	(50,829)	(61,303)
(Income)/loss from unconsolidated entities	(14,450)	(2,940)	(29,123)	(14,328)
Interest expense	36,289	62,268	149,849	140,182
Interest income and other (income)/expense, net	(8,238)	(2,183)	(12,831)	(7,304)
Tax provision/(benefit), net	529	187	1,283	1,877
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,260	(1,990)	2,221	2,614
Net income/(loss) attributable to noncontrolling interests	49	31	73	71
Total property NOI	$219,480	$211,132	$629,174	$648,850

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2020 (for the quarter-to-date comparison) and January 1, 2020 (for the year-to-date comparison) and held on September 30, 2021 consisted of 45,713 and 45,143 apartment homes and provided 91.6% and 92.3% of our total NOI for the three and nine months ended September 30, 2021, respectively.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

NOI for our Same-Store Community properties increased 6.3%, or $11.8 million, for the three months ended September 30, 2021 compared to the same period in 2020. The increase in property NOI was attributable to a 5.3%, or $14.8 million, increase in property rental income and a 3.3%, or $3.0 million, increase in operating expenses. The increase in property rental income was primarily driven by a decrease of $6.9 million in occupancy loss, a $4.7 million decrease in rent concessions, a $3.1 million reduction in our reserve on multifamily tenant lease receivable and a 5.1% or $1.6 million increase in reimbursement and ancillary and fee income, partially offset by a 0.9%, or $2.6 million, decrease in rental rates. Physical occupancy increased by 2.0% to 97.5% and total monthly income per occupied home increased 3.2% to $2,201.

The increase in operating expenses was primarily driven by a 14.4%, or $2.2 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 31.5%, or $1.3 million, increase in insurance expense due to increased claims, and a 2.4%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations, partially offset by a 14.7%, or $2.3 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.3% and 67.6% for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

NOI for our Same-Store Community properties decreased 2.9%, or $17.1 million, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in property NOI was attributable to a 0.9%, or $8.0 million, decrease in property rental income and a 3.5%, or $9.1 million, increase in operating expenses. The decrease in property rental income was primarily driven by a 2.3%, or $18.9 million, decrease in rental rates, a $1.4 million increase in our reserve on multifamily tenant lease receivables and an increase of $3.0 million in rent concessions, partially offset by a decrease of $8.9 million in occupancy loss and a 3.6%, or $3.3 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased by 0.8% to 97.0% and total monthly income per occupied home decreased 1.8% to $2,150.

The increase in operating expenses was primarily driven by a 16.7%, or $6.7 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 3.0%, or $3.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 28.5%, or $3.1 million, increase in insurance expense due to increased claims, partially offset by a 13.2%, or $6.1 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.5% and 69.8% for the nine months ended September 30, 2021 and 2020, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

The remaining 8.4%, or $18.5 million, of our total NOI during the three months ended September 30, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 15.8%, or $3.5 million, for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily attributable to a $14.1 million decrease in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during 2020, a $2.6 million decrease in sold and held for disposition communities, partially offset by a $10.7 million increase in stabilized, non-mature communities NOI and a $2.6 million increase in acquired communities NOI both due to operating communities acquired in 2021 and 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

The remaining 7.7%, or $48.7 million, of our total NOI during the nine months ended September 30, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 4.9%, or $2.5 million, for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily attributable to a $13.9 million decrease in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during 2020, an $8.0 million decrease in sold and held for disposition communities, partially offset by a $16.8 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2021 and 2020 and a $2.6 million increase in acquired communities.

Real estate depreciation and amortization

For the nine months ended September 30, 2021 and 2020, the Company recognized real estate depreciation and amortization of $442.9 million and $462.5 million, respectively. The decrease in 2021 as compared to 2020 was primarily attributable to fully depreciated assets in 2021 and 2020, partially offset by communities acquired in 2021.

Gain/(Loss) on sale of real estate owned

During the nine months ended September 30, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California. During the nine months ended September 30, 2020, the Company recognized gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington.

Interest expense

For the three months ended September 30, 2021 and 2020, the Company recognized interest expense of $36.3 million and $62.3 million, respectively. The decrease in 2021 as compared to 2020 was primarily due to $24.5 million of extinguishment cost from the prepayment of debt during the three months ended September 30, 2020 as compared to $0.4 million for the three months ended September 30, 2021, and lower interest rates partially offset by higher debt balances.

For the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $149.8 million and $140.2 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $42.3 million of extinguishment cost from the prepayment of debt during the nine months ended September 30, 2021 as compared to $24.5 million for the nine months ended September 30, 2020, and higher debt balances, partially offset by lower interest rates.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2021 and 2020, the Company recognized income/(loss) from unconsolidated entities of $14.5 million and $2.9 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $10.0 million of investment income from real estate technology investments during the three months ended September 30, 2021 as compared to $(0.2) million investment loss for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, the Company recognized income/(loss) from unconsolidated entities of $29.1 million and $14.3 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $18.2 million of investment income from real estate technology investments during the nine months ended September 30, 2021 as compared to $4.3 million for the three months ended September 30, 2020.

Interest income and other income/(expense), net

For the three months ended September 30, 2021 and 2020, the Company recognized interest income and other income/(expense), net of $8.2 million and $2.2 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $4.6 million of investment income from real estate technology investments during the three months ended September 30, 2021 as compared to zero for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020, the Company recognized interest income and other income/(expense), net of $12.8 million and $7.3 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $5.0 million of investment income from real estate technology investments during the nine months ended September 30, 2021 as compared to zero for the three months ended September 30, 2020.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2021.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income/(loss) attributable to common stockholders	$16,673	$(26,309)	$29,384	$34,555
Real estate depreciation and amortization	152,636	151,949	442,893	462,481
Noncontrolling interests	1,309	(1,959)	2,294	2,685
Real estate depreciation and amortization on unconsolidated joint ventures	7,929	8,738	24,064	26,299
Net gain on the sale of unconsolidated depreciable property	—	—	(2,460)	—
Net gain on the sale of depreciable real estate owned, net of tax	—	—	(50,778)	(61,303)
FFO attributable to common stockholders and unitholders, basic	$178,547	$132,419	$445,397	$464,717
Distributions to preferred stockholders — Series E (Convertible)	1,058	1,051	3,171	3,179
FFO attributable to common stockholders and unitholders, diluted	$179,605	$133,470	$448,568	$467,896
Income/(loss) per weighted average common share, diluted	$0.06	$(0.09)	$0.10	$0.12
FFO per weighted average common share and unit, basic	$0.56	$0.42	$1.39	$1.47
FFO per weighted average common share and unit, diluted	$0.55	$0.42	$1.39	$1.46
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	320,357	317,034	319,491	316,939
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	326,611	320,242	323,456	320,210

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$386	$24,540	$42,336	$24,540
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	—	1,682	—
Legal and other	80	1,570	1,299	3,914
Realized/unrealized (gain)/loss on real estate technology investments, net of tax	(14,599)	155	(22,708)	(3,147)
Severance costs and other restructuring expense	233	254	841	1,896
Casualty-related charges/(recoveries), net	1,609	74	4,894	1,722
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	50	—	50	31
	$(12,241)	$26,593	$28,394	$28,956
FFOA attributable to common stockholders and unitholders, diluted	$167,364	$160,063	$476,962	$496,852

FFOA per weighted average common share and unit, diluted	$0.51	$0.50	$1.47	$1.55

Recurring capital expenditures	(16,844)	(17,397)	(42,427)	(39,110)
AFFO attributable to common stockholders and unitholders, diluted	$150,520	$142,666	$434,535	$457,742

AFFO per weighted average common share and unit, diluted	$0.46	$0.45	$1.34	$1.43

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	320,357	317,034	319,491	316,939
Weighted average number of OP/DownREIT Units outstanding	(22,529)	(22,321)	(22,493)	(22,312)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	297,828	294,713	296,998	294,627

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	326,611	320,242	323,456	320,210
Weighted average number of OP/DownREIT Units outstanding	(22,529)	(22,321)	(22,493)	(22,312)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,918)	(2,918)	(2,960)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	301,164	295,003	298,045	294,938

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2021, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not be reinstituted or new restrictions imposed in the future. Our headquarters and all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, and no assurance can be given that such restrictions or other restrictions will not be reinstituted in the future.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions. The deterioration of economic conditions as a result of the pandemic in certain locations materially decreased occupancy levels and rents in our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local and federal efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and, if such restrictions are reinstated or new restrictions imposed, may continue to affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Although many of these measures have been lifted, additional cases of COVID-19 have resulted in, and may continue to result in, governments reinstating these or similar measures. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. Certain of such programs are not yet fully operational and funds may not be distributed under such programs in a timely manner. Further, certain of our residents with past due rent may not qualify to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how such programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains or as a result of delayed construction schedules due to social distancing efforts, vaccine mandates impacting staffing, or occurrences of the virus at a construction site. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. Further, the federal government has indicated its intention to institute a vaccine mandate that will be applicable to our associates based on currently available information and state or local governments have or could in the future institute such mandates, which may impact our ability to operate our business in the ordinary course or result in an increased cost to do so. In addition, a significant number of our retail tenants were, and may in the future continue to be, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, including staffing challenges created thereby, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the creation and duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects including vaccine mandates, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2021, approximately 63.1% of our total NOI was generated from communities located in Metropolitan D.C. (17.1%), Orange County, CA (13.7%), Boston, MA (12.0%), the San Francisco Bay Area, CA (7.8%), Seattle, WA (6.8%) and New York, NY (5.7%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;

●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	cost may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2021, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $643.9 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives may also involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of UDR’s common stock.

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

Risk of Damage from Catastrophic Weather and Natural Events. Our communities are located in areas that have or in the future may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, floods, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems and software developed, maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors may collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ or software’s improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach or that such insurance will continue to be available at rates that we consider reasonable or at all. We have in the past experienced cybersecurity breaches on our information technology systems or relating to software that we utilize, and, while none to date have been material, we expect such breaches may continue to occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

Our Business and Operations Would Suffer in the Event of Information Technology System Failures. Despite system redundancy and the existence of a disaster recovery plan for our information technology systems, our information technology systems and the information technology systems maintained by our third party vendors are vulnerable to damage arising from any number of sources beyond our or our third party vendors’ control, including energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any failure to maintain proper function and availability of our or our third party vendors’ information technology systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2021, UDR had approximately $420.1 million of variable rate indebtedness outstanding, which constitutes approximately 7.6% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Qualifying as a REIT Involves Highly Technical and Complex Provisions of the Code. Our qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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

During the three months ended September 30, 2021, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended September 30, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
July 1, 2021 through July 31, 2021	—	—	—	14,439
August 1, 2021 through August 31, 2021	—	—	—	14,439
September 1, 2021 through September 30, 2021	—	—	—	14,439
Balance as of September 30, 2021	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2021 through July 31, 2021	1,153	$52.28	N/A	N/A
August 1, 2021 through August 31, 2021	—	—	N/A	N/A
September 1, 2021 through September 30, 2021	—	—	N/A	N/A
Total	1,153	$52.28
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.5

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2021 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2021 and filed with the SEC on July 29, 2021).

3.6

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007).

3.7

Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018) (incorporated by reference to Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

4.1	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.

10.1*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.

10.2

Second Amended and Restated Credit Agreement dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021).

10.3

Guaranty of United Dominion Realty, L.P. dated as of September 15, 2021 (incorporated by reference to Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021).

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
101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 27, 2021	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)