Form 10-K
period 2021-12-31
UDR, Inc.
filed 2022-02-15
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2021 was approximately $9.5 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 11, 2022, there were 318,264,646 shares of UDR, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

PART I

Unless the context otherwise requires, all references in this Report to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

● general market and economic conditions;

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	The Ongoing COVID-19 Pandemic and Measures Intended to Prevent its Spread Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
●	Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.
●	The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions.
●	We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases.
●	Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.
●	We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.
●	Competition Could Adversely Affect Our Ability to Acquire Properties.

●	Development and Construction Risks Could Impact Our Profitability.
●	Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance.
●	We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance.
●	The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values.
●	A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation.
●	Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.
●	Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders.
●	Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.
●	Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets.
●	Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock.
●	We Would Incur Adverse Tax Consequences if UDR Failed to Qualify as a REIT.
●	Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock.
●	We May Change the Dividend Policy for UDR’s Common Stock in the Future.
●	Limitations on Share Ownership and Limitations on the Ability of UDR’s Stockholders to Effect a Change in Control of Our Company Restricts the Transferability of UDR’s Stock and May Prevent Takeovers That are Beneficial to UDR’s Stockholders.

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities in targeted markets located in the United States. At December 31, 2021, our consolidated real estate portfolio consisted of 160 communities located in 21 markets, consisting of 53,229 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 6,570 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,733 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2021, the Company was developing five wholly-owned communities totaling 1,417 homes, none of which have been completed.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2021, we declared total distributions of $1.45 per common share and paid dividends of $1.4475 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2021	2021
First Quarter	$0.3625	$0.3600
Second Quarter	0.3625	0.3625
Third Quarter	0.3625	0.3625
Fourth Quarter	0.3625	0.3625
Total	$1.4500	$1.4475

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

As of December 31, 2021, there were 186.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 94.7%, were owned by UDR and 9.9 million OP Units, or 5.3%, were owned by outside limited partners. As of December 31, 2021, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 20.6 million, or 63.6%, were owned by UDR and its subsidiaries and 11.8 million, or 36.4%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

Human Capital Management

As of February 11, 2022, we had 1,219 full-time associates and 10 part-time associates, all of whom were employed by UDR. Of such number 815 associates are employed in roles that are located at or that are solely related to our communities and the remainder are employed in corporate roles. Recruiting and retaining our associates, as well as assisting them in their professional development, are critically important in successfully managing our business. UDR’s culture is one based on innovation, inclusion, empowerment, adaptability, and execution, and understanding and maintaining our culture is fundamental to recruiting and retaining associates. To that end, in 2020 we updated our culture statement and launched an associate facing culture website to ensure that our associates understand our culture and have an opportunity to participate in its evolution.

Associate Compensation

Attracting, developing, and retaining high-quality and diverse associates are critical to the long-term success of our Company. Implementing fair, non-biased compensation practices is our starting point. We also use various recruiting methods depending on job function, including an associate referral program, internet-based recruiting platforms, and third-party recruiting agencies. With respect to compensation, we utilize market surveys and other third-party information when determining salary ranges, and we design our compensation programs to include bonus potential to incentivize performance. In addition, we evaluate gender- and diversity-based job-title-specific compensation metrics quarterly to actively monitor pay equity, identify areas for improvement and as part of the Company’s on-going Next Generation Platform implementation. These results are provided annually to our Board of Directors.

Associate Growth and Development

We believe that training is important to our associates’ job satisfaction, is essential to furthering their effectiveness, and helps in career advancement and associate retention, helping us to create a more efficient workforce. Accordingly, we offer a wide variety of training opportunities. In addition to training designed to address regulatory and statutory matters (e.g., harassment, cybersecurity, fair housing, etc.), associates have the option of participating in management development through our Certified Manager and Career Mobility Programs. These programs are designed to enable our associates to acquire skills that will be useful to them as they progress in their career. In total, there are over 5,000 courses available to our associates. Examples of program topics include: leasing skills, basic property maintenance, customer service, project management, and system applications. In aggregate, our associates engaged in 24,422 hours of training in 2021, or an average of 20 hours per associate. In addition, we enhanced our controls around required training to ensure that associates complete these courses in a timely manner. As of our 2021 year end measurement, 91% of associates completed annual technology IT security training, 99% of associates completed fair housing training, 96% of associates completed annual harassment training, 97% of associates completed diversity and inclusion training, and 95% of associates completed our annual business ethics training.

Certifications are important in the apartment business, and we encourage our associates to become professionally certified in areas that interest them and are beneficial to the Company. Certifications range from master’s degree programs to certified property manager programs, to technical licenses for HVAC systems, all of which equip our associates with knowledge and the potential for career-expansion opportunities. UDR offers partial tuition reimbursement related to attaining these certifications.

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

As of December 31, 2021, our total workforce is 59% male and 41% female. The ethnicity of our workforce is 56% White, 26% Hispanic/Latino, 10% Black, 3% Asian and 5% Other. “Other” includes: American Indian, Alaska Native, Native Hawaiian, Pacific Islander, Not Specified or two or more races.

As of December 31, 2021, our management team (associates with the title of community director or director and higher job classifications) is 53% male and 47% female. The ethnicity of our management team is 80% White and 20% non-White.

Over the three-year period ending December 31, 2021, 642 associates were promoted. Of the associates that were promoted to the positions of community director, director, or a higher job classification during the period, 51% were female and 22% were non-White.

Associate Engagement and Outreach

We conduct an associate engagement survey every two to three years, which surveys all associates on a variety of issues. The results of our 2021 survey showed that 94% of associates feel that they can build relationships with colleagues, 89% of associates feel that they are treated fairly and 87% of associates feel that they can succeed and thrive at work. We believe that our associates should also be involved in their communities and that we should assist with those efforts. In 2019, UDR provided 2,558 hours of paid time off for our associates to be used for volunteer work with more than 25 local organizations that make a difference in the communities in which we operate. UDR provides paid time off during specified, Company-wide volunteer days in 2019 and our associates responded with a 25% year-over-year increase in volunteer hours. While the COVID-19 pandemic negatively affected the program in 2020, we were able to re-implement it on a limited basis in 2021.

COVID-19 and Employee Safety, Health and Wellness

The safety, health and wellness of our associates is a top priority for our associates. The COVID-19 pandemic provided unique challenges to the Company. In response, we developed a number of integrated policies and programs since the beginning of the pandemic to help ensure the safety and well-being of our associates:

•	Personal Protective Equipment
•	Additional time off for COVID-related matters
•	One-time bonuses
•	Flexible work schedules
•	Work-from-home options
•	Vacation buy-out programs
•	Mental wellness programs

These policies and programs have continued to evolve as the landscape has changed during the pandemic.

In addition, in connection with on-going efforts with respect to associate health and well-being in 2020, we distributed to all associates a brochure setting forth the mental health programs that our associates may access. In early 2021, we rolled out access to a confidential on-demand behavioral health support mobile application, providing associates 24/7 access to a care team comprised of coaches and mental health professionals through text-based chats and self-guided activities at no cost to the associate. We also provide all associates with the opportunity to participate in a wide set of employee benefits, including health, dental and vision insurance coverage.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2020, and held as of December 31, 2021. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

●	own and operate a diversified portfolio of apartments in targeted markets in the United States, which are characterized by strong total income growth, high working age population growth, relatively robust rental versus single-family home affordability and measured new supply growth, thus enhancing stability and predictability of returns to our stockholders;
●	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;
●	empower site associates to manage our communities efficiently and effectively;
●	measure and reward associates based on specific performance targets; and
●	manage our capital structure to provide a low relative cost of capital to enhance profitability and predictability of liquidity, earnings and dividends.

2021 Highlights

Commitment to Shareholders

● In July 2021, the Company marked its 49th year as a REIT and, in November 2021, paid its 196th consecutive quarterly dividend. The Company’s annualized declared 2021 dividend of $1.45 represented a 0.7% increase over the previous year.

Property Operations

●

Net income attributable to common stockholders was $145.8 million as compared to $60.0 million in the prior year. The increase was primarily driven by higher total net operating income (“NOI”), higher gains from dispositions of real estate, higher investment income from unconsolidated entities primarily due to unrealized gains from SmartRent, Inc. (“SmartRent”), a portfolio investment of an unconsolidated fund, becoming a public company, lower interest expense primarily due to lower debt extinguishment costs and lower interest rates partially offset by higher debt balances.

●	Total revenues increased 4.0% over the prior year primarily due to communities acquired during 2021 and 2020 and overall rent growth.
●	We achieved Same-Store revenue growth of 1.5% and Same-Store NOI growth of 0.5%.

Investing and Developments

● We acquired a to-be-developed parcel of land located in Tampa, Florida, for approximately $6.6 million.

● We previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California. The developer defaulted on the loan, and as a result of the default, we took title to the property pursuant to a deed in lieu of foreclosure.

● We commenced the development of one community located in Addison, Texas, with a total of 405 apartment homes.

● We acquired or increased our ownership interest in twelve operating communities with a total of 5,426 apartment homes located in markets within which we already operate for a combined purchase price of approximately $1.5 billion.

● We recognized gains of $136.1 million from the sale of two operating communities located in Anaheim, California.

● We contributed $64.6 million to three investments under our Developer Capital Program, which earn preferred returns ranging between 9.0% and 9.7%.

Balance Sheet

●	We assumed three fixed rate mortgage notes payable with an aggregate outstanding balance of $183.3 million and a fair value of $201.3 million in connection with the acquisition of three operating properties, which carry a weighted average interest rate of 3.93%.

●	We entered into an amended and restated credit agreement, which increased our maximum aggregate borrowing capacity on our unsecured revolving credit facility to $1.3 billion from $1.1 billion, extended the maturity date to January 31, 2026, with two six-month extensions, and lowered the margin range for the interest rate. The amended agreement also extended the maturity date of our $350.0 million unsecured term loan to January 31, 2027 and lowered the margin range for the interest rate.

● We amended our Working Capital Credit Facility to extend the maturity date from January 14, 2022 to January 12, 2024 and lowered the margin range for the interest rate.

● We issued $300.0 million of 2.10% senior unsecured medium-term notes due June 15, 2033. The proceeds were used to redeem all of our $300.0 million 4.00% senior unsecured medium-term notes due October 2025.

● We issued an additional $200.0 million of our 3.00% medium-term notes due 2031. This was a further issuance of and forms a single series with the $400.0 million aggregate principal amount of our 2031 Notes that were issued in August 2019. The notes were priced at 106.388% of the principal amount to yield 2.259%.

● We settled 19.5 million shares under forward sales agreements as part of our ATM programs and previously announced forward sales agreements for net proceeds of approximately $899.1 million.

Corporate Responsibility Report

We have published our 2021 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance. The report’s Environmental, Social, and Governance (ESG) disclosures were prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s activities in 2021.

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

While operations have been allowed to fully or partially re-open, no assurance can be given that closures or restrictions will not be reinstated or new measures imposed in the future. Our headquarters, all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, for example restrictions on capacity. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, may continue to impact the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, the federal government and a number of the states, counties and municipalities in which we operate have adopted, and may extend or reinstate, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction) or have otherwise modified their eviction processes or requirements, which have negatively impacted, and may continue to negatively impact, our ability to enforce our legal and contractual rights and our ability to remove, in a timely manner, residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent, and certain jurisdictions have adopted limits on our ability to increase rents. Earlier in the pandemic, we received more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. Recently, the federal government has allocated funds to rent relief programs run by state and local authorities. Certain of such programs were slow to begin operating and in certain locations funds are taking longer than expected to be distributed. Further, in certain locations, adequate funds may not exist to assist with all unpaid rent. Additionally, certain of our residents with past due rent may not qualify to receive assistance under such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or other limitations or restrictions in order to participate, or may only provide funds to pay a portion of the past due rent. It remains uncertain how such programs will impact our business. Also vaccine mandates that have been adopted or may be adopted by the federal government or in states and localities in which we operate may impact our ability to operate our business in the ordinary course.

During the year ended December 31, 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve to approximately $13.2 million for multifamily tenant lease receivables and increased its reserve to approximately $6.1 million for retail tenant lease receivables (inclusive of $4.0 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $0.1 million increase to Rental income and a $0.1 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2021. During the year ended December 31, 2020, the Company reserved approximately $13.5 million of multifamily tenant lease receivables and approximately $6.0 million of retail tenant lease receivables (inclusive of $3.3 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $18.4 million reduction to Rental income and a $1.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2020, the Company recorded an impairment charge of $3.1 million on its investment in equity securities of a non-core investment. The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the years ended December 31, 2021 and 2020.

As of January 31, 2022, we had collected 97.3%, 96.7% and 95.7% of billed monthly rents for our multifamily residents for October, November and December, respectively. January cash rents received are similar when compared to those for October, November and December at corresponding times of prior months.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 160 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations;
●	our communities that are located proximate to each other within a market provide enhanced economics; and
●	our mix of urban/suburban communities is approximately 30%/70% and our mix of A/B quality properties is approximately 42%/58%.

We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	high working age population growth, relatively robust rental versus single-family home affordability, measured new supply growth, overall potential for strong total income growth;
●	the tax and regulatory environment of the market in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	construction quality, condition and design of the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2021	2020	2019	2018	2017
Homes acquired	5,426	1,642	7,079	—	462
Homes disposed	651	599	—	868	218
Homes owned at December 31,	53,229	48,283	47,010	39,931	39,998
Total real estate owned, at cost	$14,740,803	$13,071,472	$12,602,101	$10,196,159	$10,177,206

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2021, the Company was developing five wholly-owned communities located in Addison, Texas, Denver, Colorado, Dublin, California, Washington, D.C., and King of Prussia, Pennsylvania, totaling 1,417 homes, none of which have been completed, with a budget of $501.5 million, in which we have an investment of $388.6 million. The communities are estimated to be completed between the second quarter of 2022 and the second quarter of 2023.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2021, we incurred $40.3 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2021, the Company was not redeveloping any communities.

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

Communities

At December 31, 2021, our consolidated real estate portfolio included 160 communities with a total of 53,229 completed apartment homes. The overall quality of our portfolio generally enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2021, the Company was developing five wholly-owned communities located in Addison, Texas, Denver, Colorado, Dublin, California, Washington, D.C., and King of Prussia, Pennsylvania, totaling 1,417 homes, none of which have been completed, with a budget of $501.5 million, in which we have an investment of $388.6 million. The communities are estimated to be completed between the second quarter of 2022 and the second quarter of 2023.

At December 31, 2021, the Company was not redeveloping any communities.

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

Net income attributable to common stockholders was $145.8 million as compared to $60.0 million in the prior year. The increase was primarily driven by higher total NOI, higher gains from dispositions of real estate, higher investment income from unconsolidated entities primarily due to unrealized gains from SmartRent, a portfolio investment of an unconsolidated fund becoming a public company, lower interest expense primarily due to lower debt extinguishment costs and lower interest rates, partially offset by higher debt balances.

For the year ended December 31, 2021, our Same-Store NOI increased by $3.9 million compared to the prior year. Our Same-Store Community properties provided 91.2% of our total NOI for the year ended December 31, 2021. The increase in NOI for the 45,143 Same-Store apartment homes, or 84.8% of our portfolio, was primarily driven by lower rent concessions, lower vacancy, lower bad debt expense, a decrease in personnel expense and an increase in reimbursement, ancillary and fee income, partially offset by a decrease in rental rates and higher repair and maintenance expense, insurance expense, and real estate tax expense.

Revenue growth in 2022 may be impacted by adverse developments affecting the general economy, inclusive of economic conditions as a result of the COVID-19 pandemic, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, and our cost of development activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2021.

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

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations have been allowed to fully or partially re-open, no assurance can be given that similar closures or restrictions will not be reinstated or new restrictions imposed in the future. Our headquarters and all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, and no assurance can be given that such restrictions or other restrictions will not be reinstated in the future.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions. In addition, numerous state, local and federal efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Although many of these measures have been lifted, additional cases of COVID-19 and new variants thereof have resulted in, and may continue to result in, governments reinstating these or similar measures. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. Under certain of such programs funds have not been, and may not be distributed in a timely manner. In certain locations the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent may not qualify to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets and most of the programs that have been adopted are not yet distributing funds. It is uncertain how the rent relief programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains or as a result of delayed construction schedules due to social distancing efforts, vaccine mandates impacting staffing, or occurrences of the virus at a construction site although, to date, such impacts have not been material. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. Further, state and local governments have instituted, or such authorities or the federal government could in the future institute, vaccine mandates that apply to our associates in certain jurisdictions, which may impact our ability to operate our business in the ordinary course or result in an increased cost to do so. In addition, a significant number of our retail tenants were, and may in the future be, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, including staffing challenges created thereby, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the creation and duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, including vaccine mandates, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2021, approximately 56.6% of our total NOI was generated from communities located in Metropolitan D.C. (17.0%), Orange County, CA (13.3%), Boston, MA (11.7%), the San Francisco Bay Area, CA (7.6%) and Seattle, WA (7.0%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to such tenants being required not to operate, or to operate on a limited basis, due to the COVID-19 pandemic. The longer term leases could result in below market lease rates over time, particularly in an inflationary environment. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants have in the past and may in the future experience financial distress or bankruptcy, or fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2021, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $702.5 million. We have in the past and could in the future become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or may otherwise not act as expected, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Failure to Succeed in New Markets May Limit Our Growth. We have acquired in the past, and we may acquire in the future if opportunities we believe are appropriate arise, apartment communities that are outside of our existing markets. Entering into new markets may expose us to a variety of risks, and we may not be able to operate successfully in new markets. These risks include, among others:

●	inability to accurately evaluate local apartment market conditions and local economies;
●	inability to hire and retain key personnel;
●	lack of familiarity with local governmental and permitting rules and procedures; and
●	inability to achieve budgeted financial results.

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives in the past have involved and in the future may involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of UDR’s common stock.

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

Risk of Potential Climate Change. To the extent significant changes in the climate in areas where our communities are located occur, we may experience extreme weather conditions and changes in precipitation and temperature or water levels, all of which could result in physical damage to, and/or a decrease in demand for, our communities located in these areas or communities that are otherwise affected by these changes. Should the impact of such climate changes be material in nature, or occur for lengthy periods of time, our financial condition and results of operations could be adversely affected.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems and software developed, maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors may collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ or software’s improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach or other occurrence or that such insurance will continue to be available at rates that we consider reasonable or at all. We have in the past experienced cybersecurity breaches on our information technology systems or relating to software that we utilize, and, while none to date have been material, we expect such breaches may occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches or implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents or other tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

Our Business and Operations Would Suffer in the Event of Information Technology System Failures. Despite system redundancy and the existence of disaster recovery plans for our information technology systems, our information technology systems and the information technology systems maintained by our third party vendors are vulnerable to damage arising from any number of sources beyond our or our third party vendors’ control, including energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any failure to maintain proper function and availability of our or third parties’ information technology systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues to demand the use of sophisticated systems, software and technology. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements and our residents’ demands and expectations. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operation.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay dividends or distributions will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2021, UDR had approximately $311.5 million of variable rate indebtedness outstanding, which constitutes approximately 5.8% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

The Phase-Out of LIBOR and Transition to an Alternative Benchmark Interest Rate Could Have Adverse Effects. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and intends to cease the publication of the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of UDR’s common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2021, our consolidated apartment portfolio included 160 communities located in 21 markets, with a total of 53,229 completed apartment homes.

The table below set forth a summary of real estate portfolio by geographic market of the Company at December 31, 2021.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2021

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	10	4,685	9.8%	$1,441,597	$—	$307,705	97.5%	862
San Francisco, CA	11	2,751	6.1%	898,625	27,000	326,654	95.3%	841
Seattle, WA	15	2,984	7.7%	1,133,479	—	379,852	95.9%	872
Monterey Peninsula, CA	7	1,565	1.3%	188,913	—	120,711	97.0%	729
Los Angeles, CA	4	1,225	3.2%	467,815	—	381,890	96.0%	967
Other Southern California	3	817	1.5%	216,562	—	265,070	98.2%	1,021
Portland, OR	3	752	0.8%	121,565	—	161,656	97.5%	903
MID-ATLANTIC REGION
Metropolitan D.C.	25	9,415	17.7%	2,623,356	288,530	278,636	96.7%	927
Baltimore, MD	7	2,219	3.5%	522,492	58,600	235,463	97.0%	963
Richmond, VA	4	1,359	1.1%	156,904	—	115,455	98.2%	1,017
NORTHEAST REGION
Boston, MA	12	4,598	12.0%	1,775,080	323,350	386,055	96.5%	982
New York, NY	6	2,318	10.6%	1,557,443	—	671,891	96.6%	754
Philadelphia, PA	3	972	2.5%	366,351	—	376,904	95.8%	955
SOUTHEAST REGION
Tampa, FL	11	3,877	4.3%	640,550	—	165,218	97.4%	995
Orlando, FL	11	3,493	3.6%	524,739	—	150,226	97.0%	972
Nashville, TN	8	2,260	1.6%	229,633	—	101,608	97.9%	933
Other Florida	1	636	0.6%	92,007	—	144,665	97.9%	1,130
SOUTHWEST REGION
Dallas, TX	14	5,813	6.3%	927,960	336,283	159,635	96.2%	841
Austin, TX	4	1,272	1.2%	174,084	—	136,858	98.1%	913
Denver, CO	1	218	1.0%	145,495	—	667,408	95.6%	955
Total Operating Communities	160	53,229	96.4%	14,204,650	1,033,763	$266,859	96.8%	913
Real Estate Under Development (a)	—	—	2.6%	388,569	—
Land	—	—	0.6%	82,217	—
Other	—	—	0.4%	65,367	23,617
Total Real Estate Owned	160	53,229	100.0%	$14,740,803	$1,057,380
(a)	As of December 31, 2021, the Company was developing five wholly owned communities with a total of 1,417 apartment homes, none of which have been completed.

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

Capital Stock

Common Stock

UDR, Inc.’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “UDR” since May 7, 1990.

On February 11, 2022, there were 2,932 holders of record of the 318,264,646 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 68% of the distributions for 2021 represented ordinary income, 3% represented qualified ordinary income, 24% represented long-term capital gain and 5% represented unrecaptured section 1250 gain.

UDR pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors.

Series E Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time at the holder’s option into 1.083 shares of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption. In connection with a special dividend (declared on November 5, 2008), the Company reserved for issuance upon conversion of the Series E additional shares of common stock to reflect the number of shares a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for this special dividend.

Distributions declared on the Series E for the years ended December 31, 2021 and 2020 were $1.5700 per share, or $0.3925 per quarter, and $1.5592 per share, or $0.3898 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2021, a total of 2.7 million shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20.0 million shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of limited partnership interests in the Operating Partnership and the DownREIT Partnership at a purchase price of $0.0001 per share. Certain OP/DownREIT unitholders were entitled to subscribe for and purchase one share of the Series F for each OP/DownREIT Unit held.

As of December 31, 2021, a total of 12.6 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 11, 2022, there were approximately 1,883 participants in the plan.

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

During the three months ended December 31, 2021, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the quarter ended December 31, 2021 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
October 1, 2021 through October 31, 2021	—	—	—	14,439
November 1, 2021 through November 30, 2021	—	—	—	14,439
December 1, 2021 through December 31, 2021	—	—	—	14,439
Balance as of December 31, 2021	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, the Nareit Equity Apartment Index and the MSCI U.S. REIT Index. The graph assumes that $100 was invested on December 31, 2016, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
UDR, Inc.	100.00	109.11	116.09	141.03	120.52	194.19
FTSE Nareit Equity Apartment Index	100.00	103.72	107.56	135.87	115.02	188.19
MSCI U.S. REIT Index	100.00	105.07	100.27	126.18	116.62	166.84
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
FTSE Nareit Equity REIT Index	100.00	105.23	100.36	126.45	116.34	166.64

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

Item 6. [RESERVED]

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

COVID-19 Update

See Part I, Item 1. “Business – COVID-19 Update” above for more information on the impact of COVID-19 on the Company.

The following discussion should be read in conjunction with our consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2021, and 2020.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020 of UDR, Inc. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Business Overview

We are a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include the Operating Partnership and the DownREIT Partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its consolidated subsidiaries and its consolidated joint ventures.

At December 31, 2021, our consolidated real estate portfolio included 160 communities in 13 states plus the District of Columbia totaling 53,229 apartment homes. In addition, we have an ownership interest in 6,570 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,733 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2021, was 45,143.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2021, 2020, and 2019 were $21.0 million, $19.0 million, and $13.5 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2021 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2021:

		December 31, 2021			Year Ended December 31, 2021
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	10	4,685	9.8%	$1,441,386	97.5%	$2,608	$111,261
San Francisco, CA	11	2,751	6.1%	894,975	95.3%	3,074	66,769
Seattle, WA	14	2,725	6.5%	957,008	97.2%	2,417	54,290
Monterey Peninsula, CA	7	1,565	1.3%	188,914	97.0%	2,012	28,556
Los Angeles, CA	4	1,225	3.2%	467,814	96.0%	2,728	27,116
Other Southern California	3	817	1.5%	216,455	98.2%	2,425	17,138
Portland, OR	2	476	0.4%	53,306	98.3%	1,726	7,211
Mid-Atlantic Region
Metropolitan D.C.	22	8,003	15.0%	2,229,593	96.7%	2,138	135,905
Baltimore, MD	5	1,597	2.3%	342,725	97.6%	1,680	21,448
Richmond, VA	4	1,359	1.1%	156,903	98.2%	1,523	18,092
Northeast Region
Boston, MA	10	4,139	10.6%	1,557,982	96.5%	2,689	91,483
New York, NY	5	1,825	8.5%	1,255,445	96.7%	3,731	40,238
Philadelphia, PA	1	313	0.7%	108,042	96.6%	2,294	5,610
Southeast Region
Tampa, FL	9	2,911	2.9%	427,964	97.6%	1,655	36,438
Orlando, FL	9	2,500	1.7%	245,992	97.4%	1,475	30,332
Nashville, TN	8	2,260	1.6%	229,634	97.9%	1,431	26,472
Other Florida	1	636	0.6%	92,007	97.9%	1,779	8,819
Southwest Region
Dallas, TX	11	3,866	4.0%	584,254	97.1%	1,536	43,150
Austin, TX	4	1,272	1.2%	174,084	98.1%	1,608	14,629
Denver, CO	1	218	1.0%	145,451	95.6%	3,138	5,541
Total/Average Same-Store Communities	141	45,143	80.0%	11,769,934	97.1%	$2,182	790,498
Non-Mature, Commercial Properties & Other	19	8,086	17.4%	2,582,300			77,044
Total Real Estate Held for Investment	160	53,229	97.4%	14,352,234			867,542
Real Estate Under Development (b)	—	—	2.6%	388,569			(417)
Total Real Estate Owned	160	53,229	100.0%	14,740,803			$867,125
Total Accumulated Depreciation				(5,137,096)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,603,707
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2021, the Company was developing five wholly owned communities with a total of 1,417 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2020 and held as of December 31, 2021. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2021, the Company sold 1.6 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of December 31, 2021, we had 18.4 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.4 million shares subject to the forward sales agreements described below.

During the year ended December 31, 2021, the Company entered into forward sales agreements under its current or prior ATM programs for a total of 10.8 million shares of common stock at a weighted average initial forward price per share of $50.59, of which 4.4 million shares had not been settled. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of December 31, 2021, 6.4 million shares under the forward sales agreements under the ATM programs had been settled at a weighted average forward price per share of $47.79, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $2.6 million, for net proceeds of $306.6 million. The final dates by which the remaining shares sold under the forward sales agreements under the ATM programs must be settled range between August 1, 2022 and September 14, 2022.

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

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. In December 2021, the Company settled all 6.1 million shares at a forward price per share of $48.33, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $5.4 million, for net proceeds of $294.8 million.

During the year ended December 31, 2021, the Company settled 19.5 million shares in aggregate under forward sales agreements under the ATM programs and previously announced forward sales agreements for net proceeds of $900.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $899.1 million.

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

During 2022, we have approximately $1.1 million of secured debt maturing, comprised solely of principal amortization, and $220.0 million of unsecured debt maturing, comprised solely of the unsecured commercial paper. Additionally, the Company has no secured or unsecured debt maturing in 2023, aside from principal amortization. We anticipate repaying the debt due in 2022 and 2023 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

The following table summarizes our material cash requirements as of December 31, 2021 (dollars in thousands):

	Payments Due by Period
Material Cash Requirements	2022	2023-2024	2025-2026	Thereafter	Total
Long-term debt obligations	$221,140	$143,179	$527,537	$4,507,096	$5,398,952
Interest on debt obligations (a)	152,508	302,804	284,032	452,570	1,191,914
Letters of credit	2,841	—	—	—	2,841
Operating lease obligations:
Ground leases (b)	12,442	24,884	24,884	430,337	492,547
	$388,931	$470,867	$836,453	$5,390,003	$7,086,254
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2021.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2021, we incurred gross interest costs of $196.0 million, of which $9.7 million was capitalized.

In January 2022, the entire $220.0 million of outstanding unsecured commercial paper as of December 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in January 2022 and February 2022 and proceeds under the Working Capital Credit Facility. As of February 11, 2022, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit), and we had no borrowings outstanding under the Working Capital Credit Facility, leaving $75.0 million of unused capacity.

Guarantor Subsidiary Summarized Financial Information

UDR has certain outstanding debt securities that are guaranteed by the Operating Partnership. With respect to this debt, as further outlined below, the Operating Partnership fully and unconditionally guarantees payment of any principal, premium and interest in full to the holders thereof. The Operating Partnership is a subsidiary of UDR, through which UDR conducts a significant portion of its business and holds a substantial amount of its assets. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiaries. In addition to its ownership interest in the Operating Partnership, UDR holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of its subsidiaries. UDR, as the sole general partner of the Operating Partnership, owns 100 percent of the Operating Partnership’s general partnership interests and approximately 95 percent of its limited partnership interests and, by virtue thereof, has the ability to control all of the day-to-day operations of the Operating Partnership. UDR has concluded that it is the primary beneficiary of, and therefore consolidates, the Operating Partnership.

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

The following tables present the summarized financial information for the Operating Partnership as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total real estate, net	$2,262,108	$2,151,714
Cash and cash equivalents	21	26
Operating lease right-of-use assets	198,835	202,438
Other assets	96,553	103,389
Total assets	$2,557,517	$2,457,567

Secured debt, net	$143,745	$99,104
Notes payable to UDR (a)	972,283	810,700
Operating lease liabilities	193,892	197,135
Other liabilities	108,076	102,196
Total liabilities	1,417,996	1,209,135
Total capital	$1,139,521	$1,248,432

	Year Ended
	December 31,
	2021	2020	2019
Total revenue	$440,631	$428,747	$441,773

Property operating expenses	(189,543)	(172,704)	(159,823)
Real estate depreciation and amortization	(152,520)	(143,005)	(139,975)
Gain/(loss) on sale of real estate	—	57,960	—
Operating income/(loss)	98,568	170,998	141,975
Interest expense (a)	(33,098)	(29,357)	(29,667)
Other income/(loss)	9,316	(5,543)	(8,313)
Net income/(loss)	$74,786	$136,098	$103,995
(a)	All $972.3 million and $810.7 million notes payable to UDR as of December 31, 2021 and 2020, respectively, and $30.8 million, $26.5 million and $28.0 million of interest expense on notes payable to UDR for the years ended December 31, 2021, 2020, and 2019, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

Operating Activities

For the year ended December 31, 2021, our Net cash provided by/(used in) operating activities was $664.0 million compared to $604.3 million for 2020. The increase in cash flow from operating activities was primarily due to changes in operating assets and liabilities and an increase in net operating income.

Investing Activities

For the year ended December 31, 2021, Net cash provided by/(used in) investing activities was $(1.3) billion compared to $(460.8) million for 2020. The increase in cash used in investing activities was primarily due to an increase in acquisitions made during 2021, an increase in spend for development of real estate assets, an increase in investments in unconsolidated joint ventures and a decrease in distributions received from unconsolidated joint ventures, partially offset by the repayment of notes receivable.

Acquisitions

In January 2021, the Company acquired a 300 apartment home operating community located in Franklin, Massachusetts, for approximately $77.4 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $51.8 million. The Company increased its real estate assets owned by approximately $82.0 million, recorded $2.0 million of in-place lease intangibles, and recorded a $6.6 million debt premium in connection with the above-market debt assumed.

In April 2021, the Company acquired a 636 apartment home operating community located in Farmers Branch, Texas, for approximately $110.2 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $42.0 million. The Company increased its real estate assets owned by approximately $111.5 million, recorded $3.0 million of in-place lease intangibles, and recorded a $4.3 million debt premium in connection with the above-market debt assumed.

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

In May 2021, the Company acquired a to-be-developed parcel of land located in Tampa, Florida, for approximately $6.6 million.

In May 2021, the Company acquired a 945 apartment home operating community located in Frisco, Texas, for approximately $166.9 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $89.5 million. The Company increased its real estate assets owned by approximately $169.9 million, recorded $4.1 million of in-place lease intangibles, and recorded a $7.1 million debt premium in connection with the above-market debt assumed.

In June 2021, the Company acquired a 468 apartment home operating community located in Germantown, Maryland, for approximately $121.9 million. The Company increased its real estate assets owned by approximately $119.3 million and recorded $2.6 million of in-place lease intangibles.

In July 2021, the Company acquired a 259 apartment home operating community located in Bellevue, Washington, for approximately $171.9 million. The Company previously had a $115.0 million secured note receivable associated with this operating community. The Company increased its real estate assets owned by approximately $169.1 million and recorded $2.8 million of in-place lease intangibles. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 2, Significant Accounting Policies for further discussion.)

In August 2021, the Company acquired a 544 apartment home operating community located in Germantown, Maryland, for approximately $127.2 million. The Company increased its real estate assets owned by approximately $124.4 million and recorded $2.8 million of in-place lease intangibles.

In September 2021, the Company acquired a 320 apartment home operating community located in King of Prussia, Pennsylvania, for approximately $116.2 million. The Company increased its real estate assets owned by approximately $113.8 million and recorded $2.4 million of in-place lease intangibles.

In September 2021, the Company acquired a 192 apartment home operating community located in Towson, Maryland, for approximately $57.6 million. The Company increased its real estate assets owned by approximately $54.0 million and recorded $2.4 million of real estate tax intangibles and $1.2 million of in-place lease intangibles.

In September 2021, the Company acquired a 339 apartment home operating community located in Philadelphia, Pennsylvania, for approximately $147.0 million. The Company increased its real estate assets owned by approximately $136.7 million and recorded $7.1 million of real estate tax intangibles and $3.2 million of in-place lease intangibles.

In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida, for a total purchase price of approximately $106.0 million. The Company paid for the community by issuing approximately 0.9 million OP Units (valued at $53.00 per unit per the agreement) to the seller, which equaled $47.9 million. In connection with the acquisition, the joint venture construction loan of approximately $39.6 million was repaid. The Company previously held a $16.4 million preferred equity investment in the entity on the date of acquisition, which it accounted for as an unconsolidated equity investment (see Note 5, Joint Ventures and Partnerships). As a result, in October 2021, the Company increased its ownership interest to 100% and consolidated the operating community. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation. The Company increased its real estate assets owned by approximately $103.6 million and recorded $2.4 million of in-place lease intangibles.

In October 2021, the Company acquired a 663 apartment home operating community located in Orlando, Florida, for approximately $177.8 million. The Company increased its real estate assets owned by approximately $174.1 million and recorded $3.7 million of in-place lease intangibles.

In November 2021, the Company acquired a 430 apartment home operating community located in Towson, Maryland, for approximately $125.3 million. The Company increased its real estate assets owned by approximately $122.6 million and recorded $2.7 million of in-place lease intangibles.

In January 2020, the Company acquired a 294 apartment home operating community located in Tampa, Florida, for approximately $85.2 million. The Company increased its real estate assets owned by approximately $83.1 million and recorded approximately $2.1 million of in-place lease intangibles.

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

In August 2020, the Company acquired a to-be-developed parcel of land located in King of Prussia, Pennsylvania, for approximately $16.2 million.

In November 2020, the Company acquired a 672 apartment home operating community located in Tampa, Florida, for approximately $122.5 million. The Company increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Company acquired a 400 apartment home operating community located in Herndon, Virginia, for approximately $128.6 million. The Company increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California, with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

In October 2021, the Company sold an operating community located in Anaheim, California, with a total of 265 apartment homes for a sales price of $126.0 million, resulting in a gain of approximately $85.2 million.

In May 2020, the Company sold an operating community located in Bellevue, Washington, with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million which was repaid in January 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for the above mentioned acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington, with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

In October 2020, the Company sold an operating community located in Alexandria, Virginia, with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

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

For the year ended December 31, 2021, total capital expenditures of $153.3 million or $3,036 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $165.8 million or $3,494 per stabilized home for the prior year.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 16.5%, or $8.0 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings;
●	a decrease of 63.1%, or $7.5 million, in spend as compared to 2020 for our operations platform, which includes smart home installations at certain of our properties; and
●	a decrease of 8.3%, or $4.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	an increase of 12.1%, or $6.9 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2021 and 2020 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2021	2020	% Change	2021	2020	% Change
Turnover capital expenditures	$15,407	$12,978	18.7%	$305	$273	11.7%
Asset preservation expenditures	48,413	43,946	10.2%	959	926	3.6%
Total recurring capital expenditures	63,820	56,924	12.1%	1,264	1,199	5.4%
NOI enhancing improvements (a)	44,727	48,752	(8.3)%	886	1,027	(13.7)%
Major renovations (b)	40,339	48,317	(16.5)%	799	1,018	(21.5)%
Operations platform	4,371	11,853	(63.1)%	87	250	(65.4)%
Total capital expenditures (c)	$153,257	$165,846	(7.6)%	$3,036	$3,494	(13.1)%
Repair and maintenance expense	$71,147	$56,794	25.3%	$1,409	$1,196	17.8%
Average home count (d)	50,488	47,475	6.3%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2021, our development pipeline consisted of five wholly-owned communities located in Denver, Colorado, Dublin, California, Addison, Texas, King of Prussia, Pennsylvania and Washington D.C., totaling 1,417 homes, none of which have been completed, with a budget of $501.5 million, in which we have a gross carrying value of $388.6 million. The communities are estimated to be completed between the second quarter of 2022 and the second quarter of 2023. During 2021, we incurred $178.0 million for development costs, an increase of $56.8 million as compared to costs incurred in 2020 of $121.2 million.

At December 31, 2021, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2021:

●	we made investments totaling $112.3 million in our unconsolidated joint ventures, including contributions of $67.5 million to certain unconsolidated investments under our Developer Capital Program, each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $65.6 million; and
●	we received distributions of $60.7 million, of which $23.3 million were operating cash flows and $37.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2021 and 2020.

Financing Activities

For the years ended December 31, 2021 and 2020, Net cash provided by/(used in) financing activities was $612.5 million and $(152.6) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2021:

●	issuance of $300.0 million of 2.10% senior unsecured medium-term notes due June 2033, for net proceeds of approximately $298.8 million;
●	issuance of a principal amount of $200.0 million of 3.00% senior unsecured medium-term notes due August 2031, priced at 106.388% of the principal amount to yield 2.259%, resulting in net proceeds of approximately $212.8 million;
●	repayment of $300.0 million senior unsecured medium-term notes due October 2025;
●	net proceeds of $30.0 million on our unsecured commercial paper program;
●	issuance of 19.5 million shares of common stock under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $899.1 million;
●	distributions of $433.8 million to our common stockholders; and
●	payment of prepayment and extinguishment costs of $40.8 million from the early prepayment of debt.

The following significant financing activities occurred during the year ended December 31, 2020:

●	repayments of secured debt of $425.8 million, which was partially offset by proceeds from the issuance of secured debt of $160.9 million;
●	issuance of $200.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $211.3 million;
●	issuance of $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032, for net proceeds of approximately $399.6 million;
●	issuance of $350.0 million of 1.90% senior unsecured medium-term notes due March 15, 2023, for net proceeds of approximately $348.5 million;
●	repayment of $300.0 million senior unsecured medium-term notes due July 2024, $116.9 million of which was pursuant to our tender offer;

●	net repayment of $110.0 million on our unsecured commercial paper program;
●	issuance of 2.1 million shares of common stock under our forward sales agreement for aggregate net proceeds of $102.2 million at a price per share of $48.23;
●	repurchase of 0.6 million common shares for approximately $19.8 million;
●	distributions of $419.4 million to our common stockholders; and
●	payment of debt extinguishment costs of $62.6 million from the early prepayment of debt.

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

As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.8 million of letters of credit at December 31, 2021), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of December 31, 2021, we had $29.5 million of outstanding borrowings under the Working Capital Credit Facility, leaving $45.5 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2021.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700 million. In July 2021, the maximum aggregate amount was increased from $500.0 million to $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2021, we had issued $220.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.34%, leaving $480.0 million of unused capacity. In January 2022, the entire $220.0 million of outstanding unsecured commercial paper as of December 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in January 2022 and February 2022 and proceeds under the Working Capital Credit Facility.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $311.5 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2021. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.0 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by/(used in) operating activities	$663,960	$604,316
Net cash provided by/(used in) investing activities	(1,272,253)	(460,842)
Net cash provided by/(used in) financing activities	612,540	(152,594)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $145.8 million ($0.48 per diluted share) for the year ended December 31, 2021, as compared to $60.0 million ($0.20 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $13.4 million primarily due to operating communities acquired during 2021 and 2020, lower rent concessions, lower vacancy, and a decrease in personnel expense, partially offset by a decrease in rental rates, operating communities sold during 2021 and 2020 and higher repair and maintenance expense, insurance expense, and real estate tax expense;
●	a decrease in interest expense of $16.4 million primarily due to $42.3 million of extinguishment cost from the prepayment of debt during the year ended December 31, 2021 as compared to $49.2 million for the year ended December 31, 2020, and lower interest rates partially offset by higher debt balances;
●	a gain of $136.1 million from the sale of two operating communities located in Anaheim, California, during the year ended December 31, 2021, as compared to gains of $119.3 million from the sale of three operating communities located in Kirkland, Washington, Bellevue, Washington, and Alexandria, Virginia, during the year ended December 31, 2020; and
●	an increase in income/(loss) from unconsolidated entities of $46.8 million, primarily attributable to $50.8 million of investment income from RETV I, which was primarily attributable to unrealized gains from SmartRent, a portfolio investment held by the fund, becoming a public company during the year ended December 31, 2021, as compared to $5.1 million during the year ended December 31, 2020. A further discussion can be found in Note 5, Joint Ventures and Partnerships, to the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 3.0% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2021	2020	% Change	2020	2019	% Change
Same-Store Communities:
Same-Store rental income	$1,147,259	$1,130,760	1.5%	$924,138	$953,121	(3.0)%
Same-Store operating expense (c)	(356,761)	(344,149)	3.7%	(279,940)	(268,718)	4.2%
Same-Store NOI	790,498	786,611	0.5%	644,198	684,403	(5.9)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	62,906	24,645	155.2%	161,258	98,193	64.2%
Acquired communities NOI	4,156	—	—%	7,919	762	939.2%
Development communities NOI	(417)	(127)	NM *	214	(8)	(2,775.0)%
Non-residential/other NOI (e)	5,114	27,689	(81.5)%	27,694	12,954	113.8%
Sold and held for disposition communities NOI	4,868	14,884	(67.3)%	12,419	11,999	3.5%
Total Non-Mature Communities/Other NOI	76,627	67,091	14.2%	209,504	123,900	69.1%
Total property NOI	$867,125	$853,702	1.6%	$853,702	$808,303	5.6%
*	Not meaningful
(a)	Same-Store consists of 45,143 apartment homes.
(b)	Same-Store consists of 37,607 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income/(loss) attributable to UDR, Inc.	$150,016	$64,266	$184,965
Joint venture management and other fees	(6,102)	(5,069)	(14,055)
Property management	38,540	35,538	32,721
Other operating expenses	21,649	22,762	13,932
Real estate depreciation and amortization	606,648	608,616	501,257
General and administrative	57,541	49,885	51,533
Casualty-related charges/(recoveries), net	3,748	2,131	474
Other depreciation and amortization	13,185	10,013	6,666
(Gain)/loss on sale of real estate owned	(136,052)	(119,277)	(5,282)
(Income)/loss from unconsolidated entities	(65,646)	(18,844)	(137,873)
Interest expense	186,267	202,706	170,917
Interest income and other (income)/expense, net	(15,085)	(6,274)	(15,404)
Tax provision/(benefit), net	1,439	2,545	3,838
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,873	4,543	14,426
Net income/(loss) attributable to noncontrolling interests	104	161	188
Total property NOI	$867,125	$853,702	$808,303

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2020 and held on December 31, 2021) consisted of 45,143 apartment homes and provided 91.2% of our total NOI for the year ended December 31, 2021.

NOI for our Same-Store Community properties increased 0.5%, or $3.9 million, for the year ended December 31, 2021 compared to the same period in 2020. The increase in property NOI was attributable to a 1.5%, or $16.5 million, increase in property rental income, which was partially offset by a 3.7%, or $12.6 million, increase in operating expenses. The increase in property rental income was primarily driven by an increase of $11.1 million from lower vacancy, a 4.7%, or $5.7 million, increase in reimbursement and ancillary and fee income, a decrease in bad debt expense of $5.6 million and a decrease of $5.1 million in rent concessions, partially offset by a 1.1%, or $11.5 million, decrease in rental rates. Physical occupancy increased by 1.0% to 97.1% and total monthly income per occupied home increased 0.4% to $2,182.

The increase in operating expenses was primarily driven by a 17.2%, or $9.3 million, increase in repair and maintenance expense due to the increased use of third party vendors, a 29.4%, or $4.4 million, increase in insurance expense due to increased claims, and a 2.8%, or $4.1 million, increase in real estate taxes, which was primarily due to higher assessed valuations, partially offset by a 12.7%, or $7.7 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.9% and 69.6% for the years ended December 31, 2021 and 2019, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 8.8%, or $76.6 million, of our total NOI during the year ended December 31, 2021 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 14.2%, or $9.5 million, for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily attributable to a $38.3 million increase in NOI from stabilized, non-mature communities, primarily due to communities acquired in 2021 and 2020 and a $4.2 million increase in acquired communities, partially offset by a $22.6 million decrease in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during 2020, and a $10.0 million decrease in sold and held for disposition communities.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2021, the Company recognized gains of $136.1 million from the sale of two operating communities located in Anaheim, California.

During the year ended December 31, 2020, the Company recognized gains of $119.3 million from the sale of three operating communities located in Kirkland, Washington, Bellevue, Washington, and Alexandria, Virginia.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2021 and 2020, we recognized income/(loss) from unconsolidated entities of $65.6 million and $18.8 million, respectively. The increase in 2021 as compared to 2020 was primarily due to $50.8 million of investment income from RETV I, which was primarily attributable to unrealized gains from SmartRent, a portfolio investment held by the fund, becoming a public company during the year ended December 31, 2021, as compared to $5.1 million during the year ended December 31, 2020. A further discussion can be found in Note 5, Joint Ventures and Partnerships, to the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report.

Interest expense

For the years ended December 31, 2021 and 2020, the Company recognized interest expense of $186.3 million and $202.7 million, respectively. The decrease in 2021 as compared to 2020 was primarily attributable to $42.3 million of debt extinguishment costs from the prepayment of debt during the year ended December 31, 2021 as compared to $49.2 million for the year ended December 31, 2020, and lower interest rates, partially offset by higher debt balances.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, and our cost of development activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2021.

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

Management believes that FFOA is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and enables investors to more easily compare our operating results with other REITs. FFOA is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to FFOA. However, other REITs may use different methodologies for calculating FFOA or similar FFO measures and, accordingly, our FFOA may not always be comparable to FFOA or similar FFO measures calculated by other REITs. FFOA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

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

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to AFFO. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO enables investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not always be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income/(loss) (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income/(loss) attributable to common stockholders	$145,787	$60,036	$180,861
Real estate depreciation and amortization	606,648	608,616	501,257
Noncontrolling interests	10,977	4,704	14,614
Real estate depreciation and amortization on unconsolidated joint ventures	31,967	35,023	57,954
Net gain on the sale of unconsolidated depreciable property	(2,460)	—	(125,407)
Net gain on the sale of depreciable real estate owned, net of tax	(136,001)	(118,852)	—
FFO attributable to common stockholders and unitholders, basic	$656,918	$589,527	$629,279
Distributions to preferred stockholders — Series E (Convertible)	4,229	4,230	4,104
FFO attributable to common stockholders and unitholders, diluted	$661,147	$593,757	$633,383
Income/(loss) per weighted average common share, diluted	$0.48	$0.20	$0.63
FFO per weighted average common share and unit, basic	$2.04	$1.86	$2.04
FFO per weighted average common share and unit, diluted	$2.02	$1.85	$2.03
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	322,744	316,855	308,020
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	327,039	320,187	311,799

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$42,336	$49,190	$29,594
Debt extinguishment and other associated costs on unconsolidated joint ventures	1,682	—	—
Promoted interest on settlement of note receivable, net of tax	—	—	(6,482)
Legal and other	5,319	8,973	3,660
Net gain on the sale of non-depreciable real estate owned	—	—	(5,282)
Realized (gain)/loss on real estate technology investments, net of tax	(1,980)	1,005	—
Unrealized (gain)/loss on real estate technology investments, net of tax	(55,947)	(4,587)	(3,300)
Joint venture development success fee	—	—	(3,750)
Severance costs	2,280	1,948	390
Casualty-related charges/(recoveries), net	3,960	2,545	636
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	31	(374)
	$(2,350)	$59,105	$15,092
FFOA attributable to common stockholders and unitholders, diluted	$658,797	$652,862	$648,475

FFOA per weighted average common share and unit, diluted	$2.01	$2.04	$2.08

Recurring capital expenditures	(63,820)	(56,924)	(51,246)
AFFO attributable to common stockholders and unitholders, diluted	$594,977	$595,938	$597,229

AFFO per weighted average common share and unit, diluted	$1.82	$1.86	$1.92

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 (shares in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	322,744	316,855	308,020
Weighted average number of OP/DownREIT Units outstanding	(22,418)	(22,310)	(22,773)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	300,326	294,545	285,247

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	327,039	320,187	311,799
Weighted average number of OP/DownREIT Units outstanding	(22,418)	(22,310)	(22,773)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,950)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	301,703	294,927	286,015

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

Report of independent registered public accounting firm (PCAOB 00042); Ernst & Young LLP, Denver Colorado.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2021. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2021, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Executive Officers” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2022 Annual Meeting of Stockholders.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2022 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2022 Annual Meeting of Stockholders.

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

Exhibit 2.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.

Exhibit	Description	Location
3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

3.03	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated August 29, 2011 and filed with the Commission on September 1, 2011.

3.04	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2018.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 24, 2018 and filed with the SEC on May 29, 2018.

3.05	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2021.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2021 and filed with the SEC on July 29, 2021.

3.06

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.

Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.07	Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018).	Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

Exhibit	Description	Location
4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.10	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.11	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.12	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.13

First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.15	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.18	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.19	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.20	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.21	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	Description of UDR, Inc’s Securities.	Filed herewith.

4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.24	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.25	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Exhibit 4.26 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.26	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.27	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 27, 2021).	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 27, 2021 and filed with the SEC on June 1, 2021.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Exhibit	Description	Location
10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.09	Second Amended and Restated Credit Agreement, dated as of September 15, 2021, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021).

10.10	Guaranty of United Dominion Realty, L.P., dated as of September 15, 2021, with respect to the Credit Agreement, dated as of September 15, 2021.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021).

10.11	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.15 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.12	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.16 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.19	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.20	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.21	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.22	Class 1 Performance LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.23	Class 2 Performance LTIP Unit Award Agreement.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.24	Class 2 Performance LTIP Unit Award Agreement, STI.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.25	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.27	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.28	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Exhibit	Description	Location

10.29	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.30	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.31	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.32	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

10.33	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

10.34	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

10.35	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.36	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 16, 2020.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.37	Form of UDR, Inc. Stock Option Agreement.	Filed herewith.

21	Subsidiaries of UDR, Inc.	Filed herewith.

22.2	List of Guarantor Subsidiaries of UDR, Inc.	Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

Exhibit	Description	Location
101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 15, 2022	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 15, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Jon A. Grove
Joseph D. Fisher	Jon A. Grove
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Mary Ann King
Tracy L. Hofmeister	Mary Ann King
Senior Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Diane M. Morefield
Diane M. Morefield
Director

/s/ Kevin C. Nickelberry
Kevin C. Nickelberry
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $9.6 billion and $702.5 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2021, the Company did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated joint ventures.

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

During 2021, the Company acquired real estate investment properties which were accounted for as asset acquisitions. The aggregate increase in real estate and other assets due to these acquisitions was approximately $1.5 billion. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

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

February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 15, 2022

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Real estate owned:
Real estate held for investment	$14,352,234	$12,706,940
Less: accumulated depreciation	(5,136,589)	(4,590,577)
Real estate held for investment, net	9,215,645	8,116,363
Real estate under development (net of accumulated depreciation of $507 and $1,010, respectively)	388,062	246,867
Real estate held for disposition (net of accumulated depreciation of $0 and $13,779, respectively)	—	102,876
Total real estate owned, net of accumulated depreciation	9,603,707	8,466,106

Cash and cash equivalents	967	1,409
Restricted cash	27,451	22,762
Notes receivable, net	26,860	157,992
Investment in and advances to unconsolidated joint ventures, net	702,461	600,233
Operating lease right-of-use assets	197,463	200,913
Other assets	216,311	188,118
Total assets	$10,775,220	$9,637,533

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,057,380	$862,147
Unsecured debt, net	4,355,407	4,114,401
Operating lease liabilities	192,488	195,592
Real estate taxes payable	33,095	29,946
Accrued interest payable	45,980	44,760
Security deposits and prepaid rent	55,441	49,008
Distributions payable	124,729	115,795
Accounts payable, accrued expenses, and other liabilities	136,954	110,999
Total liabilities	6,001,474	5,522,648

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,299,442	856,294

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at December 31, 2021 and December 31, 2020:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	44,764	44,764
Series F; 12,582,575 and 14,440,519 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.01 par value; 450,000,000 and 350,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively:
318,149,635 and 296,611,579 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3,181	2,966
Additional paid-in capital	6,884,269	5,881,383
Distributions in excess of net income	(3,485,080)	(2,685,770)
Accumulated other comprehensive income/(loss), net	(4,261)	(9,144)
Total stockholders’ equity	3,442,874	3,234,200
Noncontrolling interests	31,430	24,391
Total equity	3,474,304	3,258,591
Total liabilities and equity	$10,775,220	$9,637,533

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Rental income	$1,284,665	$1,236,096	$1,138,138
Joint venture management and other fees	6,102	5,069	14,055
Total revenues	1,290,767	1,241,165	1,152,193
OPERATING EXPENSES:
Property operating and maintenance	218,094	201,944	178,947
Real estate taxes and insurance	199,446	180,450	150,888
Property management	38,540	35,538	32,721
Other operating expenses	21,649	22,762	13,932
Real estate depreciation and amortization	606,648	608,616	501,257
General and administrative	57,541	49,885	51,533
Casualty-related charges/(recoveries), net	3,748	2,131	474
Other depreciation and amortization	13,185	10,013	6,666
Total operating expenses	1,158,851	1,111,339	936,418
Gain/(loss) on sale of real estate owned	136,052	119,277	5,282
Operating income	267,968	249,103	221,057

Income/(loss) from unconsolidated entities	65,646	18,844	137,873
Interest expense	(186,267)	(202,706)	(170,917)
Interest income and other income/(expense), net	15,085	6,274	15,404
Income/(loss) before income taxes	162,432	71,515	203,417
Tax (provision)/benefit, net	(1,439)	(2,545)	(3,838)
Net income/(loss)	160,993	68,970	199,579
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,873)	(4,543)	(14,426)
Net (income)/loss attributable to noncontrolling interests	(104)	(161)	(188)
Net income/(loss) attributable to UDR, Inc.	150,016	64,266	184,965
Distributions to preferred stockholders — Series E (Convertible)	(4,229)	(4,230)	(4,104)
Net income/(loss) attributable to common stockholders	$145,787	$60,036	$180,861

Income/(loss) per weighted average common share:
Basic	$0.49	$0.20	$0.63
Diluted	$0.48	$0.20	$0.63

Weighted average number of common shares outstanding:
Basic	300,326	294,545	285,247
Diluted	301,703	294,927	286,015

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income/(loss)	$160,993	$68,970	$199,579
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	3,502	(3,382)	(8,437)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,755	4,827	(2,770)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	5,257	1,445	(11,207)
Comprehensive income/(loss)	166,250	70,415	188,372
Comprehensive (income)/loss attributable to noncontrolling interests	(11,351)	(4,845)	(13,788)
Comprehensive income/(loss) attributable to UDR, Inc.	$154,899	$65,570	$174,584

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	184,965	—	—	184,965
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	125	125
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	13,370	13,370
Other comprehensive income/(loss)	—	—	—	—	(10,381)	—	(10,381)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,088	—	—	—	2,088
Issuance of common shares through public offering, net	—	158	725,157	—	—	—	725,315
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	33	133,998	—	—	—	134,031
Common stock distributions declared ($1.37 per share)	—	—	—	(395,113)	—	—	(395,113)
Preferred stock distributions declared-Series E ($1.4832 per share)	—	—	—	(4,104)	—	—	(4,104)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(183,884)	—	—	(183,884)
Balance at December 31, 2019	46,201	2,946	5,781,975	(2,462,132)	(10,448)	30,772	3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	64,266	—	—	64,266
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	99	99
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(6,355)	(6,355)
Other comprehensive income/(loss)	—	—	—	—	1,304	—	1,304
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,886	—	—	—	2,887
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Issuance of common shares through public offering, net	—	21	102,213	—	—	—	102,234
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,663	—	—	—	12,666
Common stock distributions declared ($1.44 per share)	—	—	—	(425,233)	—	—	(425,233)
Repurchase of common shares		(6)	(19,789)	—	—	—	(19,795)
Preferred stock distributions declared-Series E ($1.5592 per share)	—	—	—	(4,230)	—	—	(4,230)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	143,741	—	—	143,741
Balance at December 31, 2020	44,765	2,966	5,881,383	(2,685,770)	(9,144)	24,391	3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	150,016	—	—	150,016
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	80	80
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,084	7,084
Other comprehensive income/(loss)	—	—	—	—	4,883	—	4,883
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,115	—	—	—	4,116
Issuance of common shares through public offering, net	—	195	898,858	—	—	—	899,053
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	19	99,913	—	—	—	99,932
Common stock distributions declared ($1.45 per share)	—	—	—	(442,329)	—	—	(442,329)
Preferred stock distributions declared-Series E ($1.570 per share)	—	—	—	(4,229)	—	—	(4,229)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(502,768)	—	—	(502,768)
Balance at December 31, 2021	$44,765	$3,181	$6,884,269	$(3,485,080)	$(4,261)	$31,430	$3,474,304

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income/(loss)	$160,993	$68,970	$199,579
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	619,833	618,629	507,923
(Gain)/loss on sale of real estate owned	(136,052)	(119,277)	(5,282)
(Income)/loss from unconsolidated entities	(65,646)	(18,844)	(137,873)
Return on investment in unconsolidated joint ventures	23,269	20,664	5,179
Amortization of share-based compensation	22,052	19,616	24,330
Loss on extinguishment of debt, net	42,336	49,190	29,594
Other	19,182	12,193	10,364
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(33,454)	(44,670)	(10,956)
Increase/(decrease) in operating liabilities	11,447	(2,155)	7,846
Net cash provided by/(used in) operating activities	663,960	604,316	630,704

Investing Activities
Acquisition of real estate assets	(1,244,508)	(407,829)	(1,370,770)
Proceeds from sales of real estate investments, net	280,077	277,886	38,000
Development of real estate assets	(178,029)	(121,240)	(25,401)
Capital expenditures and other major improvements — real estate assets	(156,384)	(163,105)	(167,188)
Capital expenditures — non-real estate assets	(10,140)	(11,008)	(17,159)
Investment in unconsolidated joint ventures	(112,321)	(76,073)	(93,059)
Distributions received from unconsolidated joint ventures	37,362	49,342	72,441
Purchase deposits on pending acquisitions	—	(1,530)	(12,160)
Repayment/(issuance) of notes receivable, net	111,690	(7,285)	(111,391)
Net cash provided by/(used in) investing activities	(1,272,253)	(460,842)	(1,686,687)

Financing Activities
Payments on secured debt	(1,096)	(425,839)	(162,253)
Proceeds from the issuance of secured debt	—	160,930	162,500
Payments on unsecured debt	(300,000)	(300,000)	(700,000)
Net proceeds from the issuance of unsecured debt	511,552	959,419	1,099,816
Net proceeds/(repayment) of commercial paper	30,000	(110,000)	198,885
Net proceeds/(repayment) of revolving bank debt	1,522	11,441	16,567
Proceeds from the issuance of common shares through public offering, net	899,053	102,234	725,315
Repurchase of common shares	—	(19,795)	—
Distributions paid to redeemable noncontrolling interests	(33,663)	(32,038)	(31,580)
Distributions paid to preferred stockholders	(4,225)	(4,217)	(4,063)
Distributions paid to common stockholders	(433,780)	(419,350)	(383,079)
Payment of prepayment and extinguishment costs	(40,769)	(62,645)	(27,782)
Other	(16,054)	(12,734)	(13,943)
Net cash provided by/(used in) financing activities	612,540	(152,594)	880,383
Net increase/(decrease) in cash, cash equivalents, and restricted cash	4,247	(9,120)	(175,600)
Cash, cash equivalents, and restricted cash, beginning of year	24,171	33,291	208,891
Cash, cash equivalents, and restricted cash, end of year	$28,418	$24,171	$33,291

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$136,978	$159,386	$160,622
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,502	12,502	7,874
Cash paid/(refunds received) for income taxes	4,778	1,029	1,519
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$201,296	$—
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	25,000	—
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	24,869	—
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	16,425	14,700	$288,108
Transfer of investment in and advances to unconsolidated joint ventures to joint venture member	—	—	60,625
Secured debt assumed in the consolidation of unconsolidated joint ventures	—	—	551,800
OP Units issued for real estate, net	48,533	—	—
Acquisition of intellectual property in exchange for cancellation of secured note receivable	—	2,250	—

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

	Year Ended December 31,
	2021	2020	2019
Recognition of allowance for credit losses	—	2,182	—
Recognition of operating lease right-of-use assets	—	—	94,349
Recognition of operating lease liabilities	—	—	88,336
Right-of-use assets obtained in exchange for operating lease liabilities remeasurement	—	—	111,055
Vesting of LTIP Units	14,578	23,501	14,742
Development costs and capital expenditures incurred, but not yet paid	39,856	31,387	16,635
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (1,916,613 shares in 2021; 303,146 shares in 2020; and 3,165,780 shares in 2019)	99,932	12,666	134,031
Dividends declared, but not yet paid	124,729	115,795	109,382

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,409	$8,106	$185,216
Restricted cash	22,762	25,185	23,675
Total cash, cash equivalents, and restricted cash as shown above	$24,171	$33,291	$208,891
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$967	$1,409	$8,106
Restricted cash	27,451	22,762	25,185
Total cash, cash equivalents, and restricted cash as shown above	$28,418	$24,171	$33,291

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At December 31, 2021, our consolidated apartment portfolio consisted of 160 consolidated communities located in 21 markets consisting of 53,229 apartment homes. In addition, the Company has an ownership interest in 6,570 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,733 apartment homes owned by entities in which we hold preferred equity investments.

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

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2021 and 2020, there were 186.1 million and 184.8 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million, or 94.7% and 176.2 million, or 95.3%, respectively, were owned by UDR and 9.9 million, or 5.3% and 8.6 million, or 4.7%, respectively, were owned by outside limited partners. As of December 31, 2021 and 2020, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 20.6 million, or 63.6% and 18.7 million, or 57.8%, respectively, were owned by UDR and its subsidiaries and 11.8 million, or 36.4% and 13.7 million, or 42.2%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 5, Joint Ventures and Partnerships.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2020, the SEC adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which revised SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain criteria. We evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures for the Operating Partnership, which guarantees certain outstanding debt securities issued by the Company. As a result of the amendments, the Operating Partnership, as subsidiary guarantor, is no longer subject to the filing requirements under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will no longer file separate periodic and current reports in reliance on Rule 12h-5 under the Exchange Act. The alternative disclosures related to the Operating Partnership are presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

maintenance costs on held for disposition properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for disposition properties are capitalized at cost. Depreciation is not recorded on real estate held for disposition.

For the years ended December 31, 2021, 2020 and 2019, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2021, 2020, and 2019 were $11.3 million, $12.0 million and $8.4 million, respectively. During the years ended December 31, 2021, 2020, and 2019, total interest capitalized was $9.7 million, $7.0 million and $5.1 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2021 and 2020, the Company recorded net credit recoveries of $0.6 million and $0.7 million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

The following table summarizes our Notes receivable, net as of December 31, 2021 and 2020 (dollars in thousands):

	Interest rate at		Balance Outstanding
	December 31,		December 31,	December 31,
	2021		2021	2020
Note due February 2021 (a)	N/A		$—	$4,000
Note due May 2022 (b)	N/A	%	—	20,000
Note due May 2022 (c)	14.00%		2,760	—
Note due October 2022 (d)	N/A	%	—	115,000
Note due January 2023 (e)	10.00%		24,235	19,685
Notes Receivable			26,995	158,685
Allowance for credit losses			(135)	(693)
Total notes receivable, net			$26,860	$157,992
(a)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. In January 2021, the unaffiliated third party repaid the $4.0 million promissory note in full.
(b)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million. The note was secured by a parcel of land and related land improvements located in Alameda, California. In September 2020, the developer defaulted on the loan. As a result of the default, in April 2021, the Company took title to the property pursuant to a deed in lieu of foreclosure. As such, the Company increased its real estate assets owned by approximately $25.0 million, the fair market value of the property on the date of the title transfer, and recorded a $0.1 million gain on extinguishment of the secured note to Interest income and other income/(expense), net on the Consolidated Statements of Operations, which was based on the note’s principal balance and unpaid accrued interest of $4.9 million. (See Note 3, Real Estate Owned for further discussion.)
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million, all of which has been funded. The note is secured by a to-be-developed parcel of land in Kissimmee, Florida. Interest payments are due when the loan matures in May 2022.
(d)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million. Interest payments were due when the loan matured. The note was secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

In July 2021, the Company acquired the operating community. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 3, Real Estate Owned for further discussion.)

(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $25.4 million, of which $24.2 million has been funded, including $4.6 million funded during the year ended December 31, 2021. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

In August 2021, the terms of this secured note were amended to increase the aggregate commitment from $22.0 million to $25.4 million.

The Company recognized $5.3 million, $9.1 million, and $5.5 million of interest income and zero, zero, and $8.5 million of promoted interest from notes receivable during the years ended December 31, 2021, 2020, and 2019, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2021 and 2020, the Company did not have investments in any joint ventures or partnerships that qualify as VIEs where we were determined to be the primary beneficiary.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2021 and 2020, UDR’s net deferred tax asset/(liability) was ($0.8) million and $(3.2) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2021. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2018 through 2020 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2021, 2020, and 2019, total advertising expense was $8.3 million, $7.9 million, and $6.5 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2021, 2020, and 2019, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2021, 2020, and 2019 was $0.4 million, $0.1 million, and $(0.8) million, respectively.

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

DECEMBER 31, 2021

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

During the years ended December 31, 2021 and 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve to approximately $13.2 million for multifamily tenant lease receivables and increased its reserve to approximately $6.1 million for retail tenant lease receivables (inclusive of $4.0 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $0.1 million increase to Rental income and a $0.1 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2021. During the year ended December 31, 2020, the Company reserved approximately $13.5 million of multifamily tenant lease receivables and approximately $6.0 million of retail tenant lease receivables (inclusive of $3.3 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $18.4 million reduction to Rental income and a $1.1 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2020. The impact to deferred leasing commissions was not material for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2020, the Company recorded an impairment charge of $3.1 million on its investment in equity securities of a non-core investment. The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the years ended December 31, 2021 and 2020.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2021, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Metropolitan D.C., Boston, Massachusetts and New York, New York markets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2021, the Company owned and consolidated 160 communities in 13 states plus the District of Columbia totaling 53,229 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Land	$2,342,385	$2,139,765
Depreciable property — held and used:
Land improvements	241,905	233,823
Building, improvements, and furniture, fixtures and equipment	11,717,931	10,292,782
Real estate intangible assets	50,013	40,570
Under development:
Land and land improvements	74,399	73,702
Building, improvements, and furniture, fixtures and equipment	314,170	174,175
Real estate held for disposition:
Land and land improvements	—	15,184
Building, improvements, and furniture, fixtures and equipment	—	101,471
Real estate owned	14,740,803	13,071,472
Accumulated depreciation (a)	(5,137,096)	(4,605,366)
Real estate owned, net	$9,603,707	$8,466,106
(a)	Accumulated depreciation is inclusive of $8.8 million and $5.8 million of accumulated amortization related to real estate intangible assets as of December 31, 2021 and 2020, respectively.

Acquisitions

In January 2021, the Company acquired a 300 apartment home operating community located in Franklin, Massachusetts, for approximately $77.4 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $51.8 million. The Company increased its real estate assets owned by approximately $82.0 million, recorded $2.0 million of in-place lease intangibles, and recorded a $6.6 million debt premium in connection with the above-market debt assumed.

In April 2021, the Company acquired a 636 apartment home operating community located in Farmers Branch, Texas, for approximately $110.2 million. In connection with the acquisition, the Company assumed an above-market mortgage note payable secured by the community with an outstanding balance of approximately $42.0 million. The Company increased its real estate assets owned by approximately $111.5 million, recorded $3.0 million of in-place lease intangibles, and recorded a $4.3 million debt premium in connection with the above-market debt assumed.

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

In May 2021, the Company acquired a to-be-developed parcel of land located in Tampa, Florida, for approximately $6.6 million.

In May 2021, the Company acquired a 945 apartment home operating community located in Frisco, Texas, for approximately $166.9 million. In connection with the acquisition, the Company assumed an above-market mortgage note

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

payable secured by the community with an outstanding balance of approximately $89.5 million. The Company increased its real estate assets owned by approximately $169.9 million, recorded $4.1 million of in-place lease intangibles, and recorded a $7.1 million debt premium in connection with the above-market debt assumed.

In June 2021, the Company acquired a 468 apartment home operating community located in Germantown, Maryland, for approximately $121.9 million. The Company increased its real estate assets owned by approximately $119.3 million and recorded $2.6 million of in-place lease intangibles.

In July 2021, the Company acquired a 259 apartment home operating community located in Bellevue, Washington, for approximately $171.9 million. The Company previously had a $115.0 million secured note receivable associated with this operating community. The Company increased its real estate assets owned by approximately $169.1 million and recorded $2.8 million of in-place lease intangibles. In connection with the acquisition of this community, the note and the unpaid accrued interest were paid in full. (See Note 2, Significant Accounting Policies for further discussion.)

In August 2021, the Company acquired a 544 apartment home operating community located in Germantown, Maryland, for approximately $127.2 million. The Company increased its real estate assets owned by approximately $124.4 million and recorded $2.8 million of in-place lease intangibles.

In September 2021, the Company acquired a 320 apartment home operating community located in King of Prussia, Pennsylvania, for approximately $116.2 million. The Company increased its real estate assets owned by approximately $113.8 million and recorded $2.4 million of in-place lease intangibles.

In September 2021, the Company acquired a 192 apartment home operating community located in Towson, Maryland, for approximately $57.6 million. The Company increased its real estate assets owned by approximately $54.0 million and recorded $2.4 million of real estate tax intangibles and $1.2 million of in-place lease intangibles.

In September 2021, the Company acquired a 339 apartment home operating community located in Philadelphia, Pennsylvania, for approximately $147.0 million. The Company increased its real estate assets owned by approximately $136.7 million and recorded $7.1 million of real estate tax intangibles and $3.2 million of in-place lease intangibles.

In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida, for a total purchase price of approximately $106.0 million. The Company paid for the community by issuing approximately 0.9 million OP Units (valued at $53.00 per unit per the agreement) to the seller, which equaled $47.9 million. In connection with the acquisition, the joint venture construction loan of approximately $39.6 million was repaid. The Company previously held a $16.4 million preferred equity investment in the entity on the date of acquisition, which it accounted for as an unconsolidated equity investment (see Note 5, Joint Ventures and Partnerships). As a result, in October 2021, the Company increased its ownership interest to 100% and consolidated the operating community. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation. The Company increased its real estate assets owned by approximately $103.6 million and recorded $2.4 million of in-place lease intangibles.

In October 2021, the Company acquired a 663 apartment home operating community located in Orlando, Florida, for approximately $177.8 million. The Company increased its real estate assets owned by approximately $174.1 million and recorded and $3.7 million of in-place lease intangibles.

In November 2021, the Company acquired a 430 apartment home operating community located in Towson, Maryland, for approximately $125.3 million. The Company increased its real estate assets owned by approximately $122.6 million and recorded and $2.7 million of in-place lease intangibles.

In January 2020, the Company acquired a 294 apartment home operating community located in Tampa, Florida, for approximately $85.2 million. The Company increased its real estate assets owned by approximately $83.1 million and recorded approximately $2.1 million of in-place lease intangibles.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

In August 2020, the Company acquired a to-be-developed parcel of land located in King of Prussia, Pennsylvania, for approximately $16.2 million.

In November 2020, the Company acquired a 672 apartment home operating community located in Tampa, Florida, for approximately $122.5 million. The Company increased its real estate assets owned by approximately $119.4 million and recorded approximately $3.1 million of in-place lease intangibles.

In December 2020, the Company acquired a 400 apartment home operating community located in Herndon, Virginia, for approximately $128.6 million. The Company increased its real estate assets owned by approximately $125.9 million and recorded approximately $2.7 million of in-place lease intangibles.

Dispositions

In February 2021, the Company sold an operating community located in Anaheim, California, with a total of 386 apartment homes for gross proceeds of $156.0 million, resulting in a gain of approximately $50.8 million.

In October 2021, the Company sold an operating community located in Anaheim, California, with a total of 265 apartment homes for a sales price of $126.0 million, resulting in a gain of approximately $85.2 million.

In May 2020, the Company sold an operating community located in Bellevue, Washington, with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million which was repaid in January 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington, with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

In October 2020, the Company sold an operating community located in Alexandria, Virginia, with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The proceeds were designated for a tax-deferred Section 1031 exchange and were used to pay a portion of the purchase price for acquisitions in November and December 2020.

In June 2019, the Company sold a parcel of land located in Los Angeles, California, for $38.0 million, resulting in a gain of approximately $5.3 million. Prior to the sale, the parcel of land was subject to a ground lease, under which UDR was the lessor, scheduled to expire in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. During the second quarter of 2019, the lessee exercised the purchase option resulting in this sale by the Company and the ground lease being terminated.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

Developments

At December 31, 2021, the Company was developing five wholly-owned communities totaling 1,417 homes, none of which have been completed, in which we have an investment of $388.6 million. The communities are estimated to be completed between the second quarter of 2022 and the second quarter of 2023.

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2021	2022	2023	2024	2025	2026	Thereafter
Real estate intangible assets, net (a)	$41,243	$4,311	$4,162	$3,995	$3,858	$3,723	$21,194
In-place lease intangible assets, net (b)	21,413	18,812	571	533	489	382	626
Total	$62,656	$23,123	$4,733	$4,528	$4,347	$4,105	$21,820

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $8.8 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the years ended December 31, 2021 and 2020, $3.0 million and $3.1 million, respectively, of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $20.3 million in Other assets on the Consolidated Balance Sheets. For the years ended December 31, 2021 and 2020, $20.3 million and $46.1 million, respectively, was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2021 and 2020 (dollars in thousands):

		Number of	Number of
		Operating	Apartment
		Communities	Homes	Investment at		UDR’s Ownership Interest		Income/(loss) from investments
	Location of	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Ventures	Properties	2021	2021	2021	2020	2021	2020	2021	2020	2019
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$23,880	$26,426	50.0%	50.0%	$(2,544)	$(2,639)	$(2,108)
UDR/MetLife II	Various	7	1,250	181,023	151,353	50.0%	50.0%	(3,303)	(1,044)	117,574
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	66,012	82,072	50.6%	50.6%	(11,938)	(10,444)	(6,349)
West Coast Development Joint Ventures (b)	Los Angeles, CA	—	—	—	30,080	47.0%	47.0%	2,358	(371)	(1,440)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$270,915	$289,931			$(15,427)	$(14,498)	$107,677

					Investment at		Income/(loss) from investments
Developer Capital Program			Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Real Estate Technology Investments (c)	Location	Rate	Maturity	Commitment (d)	2021	2020	2021	2020	2019
Preferred equity investments:
1532 Harrison	San Francisco, CA	11.0%	0.5	$24,645	$35,248	$34,135	$2,354	$3,519	$3,147
Junction	Santa Monica, CA	12.0%	0.6	8,800	13,183	11,699	1,484	1,321	1,169
1200 Broadway (e) (f)	Nashville, TN	12.25%	0.7	55,558	61,326	69,330	6,043	5,309	4,888
1300 Fairmount (f)	Philadelphia, PA	8.5%	1.6	51,393	64,780	59,544	5,237	4,843	3,098
Essex (g)	Orlando, FL	—%	—	—	—	16,770	1,627	1,965	1,639
Modera Lake Merritt (f)	Oakland, CA	9.0%	2.3	27,250	33,828	30,928	2,899	2,592	1,067
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	3.1	20,059	22,764	17,919	1,924	763	—
Vernon Boulevard (f)	Queens, NY	13.0%	3.5	40,000	48,210	42,360	5,845	2,348	—
Makers Rise (f) (h)	Herndon, VA	9.0%	4.0	30,208	22,828	—	926	—	—
121 at Watters (f) (i)	Allen, TX	9.0%	4.2	19,846	14,134	—	749	—	—
Infield Phase I (j)	Kissimmee, FL	14.0%	2.4	16,044	—	—	—	—	—
Upton Place (k)	Washington, D.C.	9.7%	5.9	52,163	29,566	—	92	—	—
Real estate technology investments:
RETV I (l)	N/A	N/A	N/A	18,000	71,464	20,587	50,795	5,143	4,053
RETV II	N/A	N/A	N/A	18,000	8,130	2,283	1,101	(206)	—
Total Preferred Equity Investments and Real Estate Technology Investments					425,461	305,555	81,076	27,597	19,061

Sold joint ventures and other investments					—	—	(3)	5,745	11,135

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$696,376	$595,486	$65,646	$18,844	$137,873
(a)	As of December 31, 2021 and 2020, the Company’s negative investment in 13th and Market Properties LLC of $6.1 million and $4.7 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet
(b)	In January 2021, the joint venture sold its remaining community, a 293 home operating community located in Los Angeles, California, for a sales price of approximately $121.0 million. As a result, the Company recorded a gain on

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

the sale of approximately $2.5 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statement of Operations.
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

In January 2022, the joint venture sold its community, a 313 home operating community located in Nashville, Tennessee, for a sales price of approximately $294.0 million. The Company received cash of $74.1 million, consisting of its investment and contractually accrued preferred return of $62.4 million and $11.7 million of variable participation on the sale of the community.

(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(g)	In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida, for a purchase price of approximately $47.9 million. As a result, in October 2021, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned).
(h)	In January 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 356 apartment home community in Herndon, Virginia. The Company’s preferred equity investment of $30.2 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(i)	In March 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 469 apartment home community in Allen, Texas. The Company’s preferred equity investment of $19.8 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(j)	In May 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 384 apartment home community in Kissimmee, Florida. The Company’s preferred equity investment of $16.0 million earns a preferred return of 14.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(k)	In December 2021, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The purpose of the joint venture is to make a preferred equity investment in a project to develop and operate a 689 apartment home community in Washington D.C. The Company’s share of the preferred equity investment of $52.2 million earns a preferred return of 9.7% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(l)	The Company recognized approximately $50.8 million of investment income from RETV I for the year ended December 31, 2021, which primarily related to unrealized gains from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”). In 2021, SmartRent, a provider of smart home automation solutions, went public through a merger with a publicly traded special purpose acquisition company (“SPAC”). As a result, SmartRent began trading on the New York Stock Exchange under the ticker symbol “SMRT.” Due to the merger, all shares of SmartRent that RETV I held were converted to publicly traded SmartRent shares based on a pre-determined

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

conversion factor. Following the merger and stock conversion, RETV I began recording its investment in SmartRent based on the share price at the end of the reporting period less an illiquidity discount based upon a lock-up restriction on selling or transferring the investment for a period of time.

In January 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $25.0 million. The Company funded $7.5 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.

As of December 31, 2021 and 2020, the Company had deferred fees of $8.7 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $6.1 million, $5.1 million, and $14.0 million during the years ended December 31, 2021, 2020, and 2019, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2021, 2020, and 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

							Developer
			Other	West Coast		Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife	Development		Excluding	and Other
Year Ended December 31, 2021	MetLife I	MetLife II	Joint Ventures	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,186	$52,324	$52,614	$184	$6	$114,314	$18,509	$132,823
Property operating expenses	4,506	24,165	23,090	333	1,445	53,539	15,626	69,165
Real estate depreciation and amortization	5,948	19,006	33,532	—	—	58,486	8,429	66,915
Gain/(loss) on sale of real estate	—	—	—	34,757	—	34,757	—	34,757
Operating income/(loss)	(1,268)	9,153	(4,008)	34,608	(1,439)	37,046	(5,546)	31,500
Interest expense	(3,068)	(11,873)	(17,366)	(41)	(17)	(32,365)	(11,161)	(43,526)
Other income/(loss)	—	—	—	(1,238)	—	(1,238)	(623)	(1,861)
Net realized gain/(loss) on held investments	—	—	—	—	12,341	12,341	—	12,341
Net unrealized gain/(loss) on held investments (a)	—	—	—	—	285,155	285,155	16,276	301,431
Net income/(loss)	$(4,336)	$(2,720)	$(21,374)	$33,329	$296,040	$300,939	$(1,054)	$299,885

Condensed Balance Sheets:
Total real estate, net	$108,340	$636,674	$558,680	$—	$—	$1,303,694	$739,464	$2,043,158
Investments, at fair value	—	—	—	—	405,675	405,675	54,566	460,241
Real estate assets held for sale	—	—	—	—	—	—	168,668	168,668
Cash and cash equivalents	1,378	5,864	5,668	—	3,681	16,591	6,300	22,891
Other assets	1,804	10,483	5,419	—	14	17,720	11,228	28,948
Total assets	111,522	653,021	569,767	—	409,370	1,743,680	980,226	2,723,906
Third party debt, net	71,003	336,533	453,182	—	—	860,718	355,200	1,215,918
Liabilities held for sale	—	—	—	—	—	—	106,990	106,990
Accounts payable and accrued liabilities	1,059	7,360	5,866	—	90	14,375	37,314	51,689
Total liabilities	72,062	343,893	459,048	—	90	875,093	499,504	1,374,597
Total equity	$39,460	$309,128	$110,719	$—	$409,280	$868,587	$480,722	$1,349,309
(a)	Net unrealized gain/(loss) on held investments primarily related to unrealized gains from SmartRent, which became a public company in 2021. For the year ended December 31, 2021, the Company recorded its share of the net unrealized gain/(loss) on held investments of $49.9 million, of which $48.9 million related to SmartRent, in Income/(loss) from unconsolidated entities on the Consolidated Statement Operations (see footnote “l” from above).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

							Developer
			Other	West Coast		Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife	Development		Excluding	and Other
Year Ended December 31, 2020	MetLife I	MetLife II	Joint Ventures	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,480	$56,274	$57,781	$8,668	$19	$132,222	$16,170	$148,392
Property operating expenses	4,978	21,951	22,870	4,477	2,382	56,658	5,850	62,508
Real estate depreciation and amortization	5,980	18,912	35,454	3,338	—	63,684	3,495	67,179
Operating income/(loss)	(1,478)	15,411	(543)	853	(2,363)	11,880	6,825	18,705
Interest expense	(3,075)	(15,386)	(17,457)	(1,344)	—	(37,262)	(3,121)	(40,383)
Other income/(loss)	—	204	—	63	—	267	35	302
Net unrealized gain/(loss) on held investments	—	—	—	—	36,151	36,151	(10)	36,141
Net income/(loss)	$(4,553)	$229	$(18,000)	$(428)	$33,788	$11,036	$3,729	$14,765

Condensed Balance Sheets:
Total real estate, net	$114,192	$650,593	$589,822	$—	$—	$1,354,607	$550,198	$1,904,805
Investments, at fair value	—	—	—	—	114,026	114,026	5,490	119,516
Real estate assets held for sale	—	—	—	88,458	—	88,458	—	88,458
Cash and cash equivalents	2,585	4,369	7,049	—	1,364	15,367	6,911	22,278
Other assets	1,622	14,133	6,214	—	9	21,978	9,400	31,378
Total assets	118,399	669,095	603,085	88,458	115,399	1,594,436	571,999	2,166,435
Third party debt, net	70,946	416,364	454,153	—	—	941,463	247,247	1,188,710
Liabilities held for sale	—	—	—	55,440	—	55,440	—	55,440
Accounts payable and accrued liabilities	3,507	6,764	8,593	—	2,397	21,261	19,295	40,556
Total liabilities	74,453	423,128	462,746	55,440	2,397	1,018,164	266,542	1,284,706
Total equity	$43,946	$245,967	$140,339	$33,018	$113,002	$576,272	$305,457	$881,729

							Developer
			Other	West Coast		Total	Capital Program
For the	UDR/	UDR/	UDR/MetLife	Development		Excluding	and Other
Year Ended December 31, 2019	MetLife I	MetLife II	Joint Ventures	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,834	$151,226	$102,888	$14,058	$96	$278,102	$11,146	$289,248
Property operating expenses	4,533	54,445	39,542	6,829	2,909	108,258	523	108,781
Real estate depreciation and amortization	5,787	44,077	50,579	5,440	—	105,883	—	105,883
Gain/(loss) on sale of real estate (a)	—	—	115,516	—	—	115,516	—	115,516
Operating income/(loss)	(486)	52,704	128,283	1,789	(2,813)	179,477	10,623	190,100
Interest expense	(3,070)	(44,825)	(27,647)	(4,656)	—	(80,198)	—	(80,198)
Net gain/(loss) on revaluation of assets and liabilities (b)	—	458,195	25,711	—	—	483,906	—	483,906
Other income/(loss)	—	—	—	159	—	159	(68)	91
Net unrealized gain/(loss) on held investments	—	—	—	—	26,417	26,417	—	26,417
Net income/(loss)	$(3,556)	$466,074	$126,347	$(2,708)	$23,604	$609,761	$10,555	$620,316

(a)	Represent the gains on the sale of three operating communities at the UDR/KFH joint venture level.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

6. LEASES

Lessee - Ground and Office Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Operating lease right-of-use assets were $197.5 million and $200.9 million, respectively, and the Operating lease liabilities were $192.5 million and $195.6 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.2 years and 43.9 years at December 31, 2021 and 2020, respectively, and the weighted average discount rate was 5.0% at both December 31, 2021 and 2020.

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2021 are as follows (dollars in thousands):

Ground Leases
2022	$12,442
2023	12,442
2024	12,442
2025	12,442
2026	12,442
Thereafter	430,337
Total future minimum lease payments (undiscounted)	492,547
Difference between future undiscounted cash flows and discounted cash flows	(300,059)
Total operating lease liabilities (discounted)	$192,488

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease expense:
Contractual lease expense	$12,924	$12,821	$8,272
Variable lease expense (a)	78	119	664
Total operating lease expense (b)(c)	$13,002	$12,940	$8,936
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s income.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.1 million, respectively, for the year ended December 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.3 million and $3.0 million, respectively, and for the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.2 million and $0.8 million, respectively. Due to the net impact of the amortization, the Company recorded $0.3 million, $0.3 million and $0.4 million of total operating lease expense during the years ended December 31, 2021, 2020 and 2019, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2021, our apartment home leases generally have initial terms of 12 months or less and represent approximately 99.1% of our total lease revenue. As of December 31, 2021, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 0.9% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of December 31, 2021 are as follows (dollars in thousands):

Retail and Commercial Leases
2022	$25,208
2023	23,746
2024	21,649
2025	18,541
2026	15,734
Thereafter	67,713
Total future minimum lease payments (a)	$172,591
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.4 million, $0.2 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2021 and 2020 (dollars in thousands):

	Principal Outstanding		As of December 31, 2021
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2021	2020	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,006,762	$824,550	3.42%	6.4	14
Deferred financing costs and other non-cash adjustments (b)	23,678	10,665
Total fixed rate secured debt, net	1,030,440	835,215	3.42%	6.4	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.71%	10.2	1
Deferred financing costs	(60)	(68)
Total variable rate secured debt, net	26,940	26,932	0.71%	10.2	1
Total Secured Debt, net	1,057,380	862,147	3.35%	6.5	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (o)	—	—	—%	4.1
Borrowings outstanding under unsecured commercial paper program due January 2022 (e) (o)	220,000	190,000	0.34%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	29,546	28,024	0.88%	2.0
Term Loan due January 2027 (d) (o)	35,000	35,000	0.95%	5.1
Fixed Rate Debt
Term Loan due January 2027 (d) (o)	315,000	315,000	1.02%	5.1
8.50% Debentures due September 2024	15,644	15,644	8.50%	2.7
4.00% Medium-Term Notes due October 2025 (net of discounts of $0 and $327, respectively) (g) (o)	—	299,673	—%	—
2.95% Medium-Term Notes due September 2026 (h) (o)	300,000	300,000	2.89%	4.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $388 and $458, respectively) (i) (o)	299,612	299,542	4.03%	5.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $717 and $835, respectively) (o)	299,283	299,165	3.50%	6.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $5, respectively) (j) (o)	299,996	299,995	4.27%	7.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $11,040 and $12,412, respectively) (k) (o)	611,040	612,412	3.32%	8.0
3.00% Medium-Term Notes due August 2031 (net of premiums/discounts of $11,498 and $1,027, respectively) (l) (o)	611,498	398,973	3.01%	9.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $373 and $408, respectively) (o)	399,627	399,592	2.10%	10.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,351 and $1,471, respectively) (o)	348,649	348,529	1.90%	11.2
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,140 and $0, respectively) (m) (o)	298,860	—	2.10%	11.5
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,133 and $1,221, respectively) (n) (o)	298,867	298,779	3.13%	12.8
Other	7	10
Deferred financing costs	(27,222)	(25,937)
Total Unsecured Debt, net	4,355,407	4,114,401	2.72%	8.0
Total Debt, net	$5,412,787	$4,976,548	2.80%	7.7

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2021, secured debt encumbered approximately 12% of UDR’s total real estate owned based upon gross book value (approximately 88% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2021, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

During the year ended December 31, 2021, the Company assumed three fixed rate mortgage notes payable with an aggregate outstanding balance of $183.3 million and a fair value of $201.3 million in connection with the acquisition of three operating properties, which carry a weighted average interest rate of 3.93%. (see Note 3, Real Estate Owned).

During the years ended December 31, 2021 and 2020, the Company prepaid zero and $111.1 million, respectively, of its fixed rate mortgage notes payable with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of zero, $8.5 million and zero during years ended December 31, 2021, 2020, and 2019, respectively, which was included in Interest expense on the Consolidated Statements of Operations.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the years ended December 31, 2021, 2020, and 2019, the Company had $3.9 million, $22.4 million, and $3.0 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $27.0 million and $12.9 million at December 31, 2021 and 2020, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2021, the variable interest rate on the mortgage note was 0.71%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

In November 2020, the Company entered into three interest rate swaps, which became effective in January 2021, to hedge against interest rate risk on the Term Loan until July 2022. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps, was 1.02%. In August 2021, the Company entered into two interest rate swaps totaling a $175.0 million notional value, which will become effective in July 2022, to hedge against interest rate risk on the Term Loan until July 2025. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps will be 1.48%.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total revolving credit facility	$1,300,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	13,068	42,186
Maximum daily borrowings during the period ended	305,000	375,000
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.8 million of letters of credit at December 31, 2021 and 2020, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total unsecured commercial paper program	$700,000	$500,000
Borrowings outstanding at end of period	220,000	190,000
Weighted average daily borrowings during the period ended	419,563	227,090
Maximum daily borrowings during the period ended	700,000	500,000
Weighted average interest rate during the period ended	0.2%	0.9%
Interest rate at end of the period	0.3%	0.3%

In January 2022, the entire $220.0 million of outstanding unsecured commercial paper as of December 31, 2021 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in January 2022 and February 2022 and proceeds under the Working Capital Credit Facility.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	29,546	28,024
Weighted average daily borrowings during the period ended	10,473	20,132
Maximum daily borrowings during the period ended	46,038	54,974
Weighted average interest rate during the period ended	0.9%	1.4%
Interest rate at end of the period	0.9%	1.0%

(g) In February 2021, the Company redeemed all of its $300.0 million 4.00% senior unsecured medium-term notes due October 2025 (the “2025 Notes”) (plus the make-whole amount and accrued and unpaid interest). The Company incurred extinguishment costs of $42.0 million during the year ended December 31, 2021, which was included in Interest expense on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2021 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2022	$1,140	$—	$1,140	$220,000	(a)	$221,140
2023	1,242	—	1,242	—		1,242
2024	96,747	—	96,747	45,190		141,937
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
Thereafter	—	27,000	27,000	1,350,000		1,377,000
Subtotal	1,006,762	27,000	1,033,762	4,365,190		5,398,952
Non-cash (b)	23,678	(60)	23,618	(9,783)		13,835
Total	$1,030,440	$26,940	$1,057,380	$4,355,407		$5,412,787
(a)	All unsecured debt due in the remainder of 2022 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2021 and 2020, the Company amortized $4.7 million and $4.4 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator for income/(loss) per share:
Net income/(loss)	$160,993	$68,970	$199,579
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,873)	(4,543)	(14,426)
Net (income)/loss attributable to noncontrolling interests	(104)	(161)	(188)
Net income/(loss) attributable to UDR, Inc.	150,016	64,266	184,965
Distributions to preferred stockholders — Series E (Convertible)	(4,229)	(4,230)	(4,104)
Income/(loss) attributable to common stockholders - basic and diluted	$145,787	$60,036	$180,861

Denominator for income/(loss) per share:
Weighted average common shares outstanding	300,579	294,808	285,509
Non-vested restricted stock awards	(253)	(263)	(262)
Denominator for basic income/(loss) per share	300,326	294,545	285,247
Incremental shares issuable from assumed conversion of unvested LTIP Units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	1,377	382	768
Denominator for diluted income/(loss) per share	301,703	294,927	286,015

Income/(loss) per weighted average common share:
Basic	$0.49	$0.20	$0.63
Diluted	$0.48	$0.20	$0.63

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2021, 2020, and 2019, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2021, the Company sold 1.6 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreement described below. As of December 31, 2021, we had 18.4 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.4 million shares subject to the forward sales agreements described below.

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

During the year ended December 31, 2021, the Company had entered into forward sales agreements under its current or prior ATM programs for a total of 10.8 million shares of common stock at a weighted average initial forward price per share of $50.59, of which 4.4 million shares had not been settled. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of December 31, 2021, 6.4 million shares under

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

the forward sales agreements under the ATM programs had been settled at a weighted average forward price per share of $47.79, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $2.6 million, for net proceeds of $306.6 million. The final dates by which the remaining shares sold under the forward sales agreements under the ATM programs must be settled range between August 1, 2022 and September 14, 2022.

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

In June 2021, the Company entered into forward sale agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. In December 2021, the Company settled all 6.1 million shares at a forward price per share of $48.33, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $5.4 million, for net proceeds of $294.8 million.

As described above, during the year ended December 31, 2021, the Company settled 19.5 million shares in aggregate under forward sales agreements under the ATM programs and previously announced forward sales agreements for net proceeds of $900.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $899.1 million.

As of February 11, 2022, we had 18.4 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.4 million shares subject to the forward sales agreements.

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

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
OP/DownREIT Units	22,418	22,310	22,773
Convertible preferred stock	2,918	2,950	3,011
Unvested LTIP Units and unvested restricted stock	1,377	382	768

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company had the ability to issue 450.0 million shares of common stock and 50.0 million shares of preferred shares as of December 31, 2021.

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2021, 2020 and 2019:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2018	275,546	2,781	15,802
Issuance/(forfeiture) of common and restricted shares, net	50	—	—
Issuance of common shares through public offering	7,500	—	—
Issuance of common shares though ATM program	6,988	—	—
Issuance of common shares through forward sales agreement	1,339	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	1,969	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,196	—	—
Forfeiture of Series F shares	—	—	(1,111)
Balance at December 31, 2019	294,588	2,781	14,691
Issuance/(forfeiture) of common and restricted shares, net	104	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	2,121	—	—
Repurchase of common shares	(597)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	3	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	300	—	—
Conversion of Series E Cumulative Convertible shares	93	(86)	—
Forfeiture of Series F shares	—	—	(250)
Balance at December 31, 2020	296,612	2,695	14,441
Issuance/(forfeiture) of common and restricted shares, net	97	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	19,517	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	44	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,880	—	—
Forfeiture of Series F shares	—	—	(1,858)
Balance at December 31, 2021	318,150	2,695	12,583

Common Stock

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. As of December 31, 2021, 18.4 million shares were available for sale under the ATM program, including an aggregate of 4.4 million shares subject to forward sales agreements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

During the year ended December 31, 2021, the Company entered into the following equity transactions for our common stock:

●	Settled 19.5 million shares in aggregate under forward sales agreements under the ATM programs and previously announced forward sales agreements at a weighted average forward price per share of $46.11, for net proceeds of approximately $900.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $899.1 million;
●	Issued 0.1 million shares, net of forfeitures, of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”); and
●	Issued 1.9 million shares of common stock upon redemption of DownREIT Units, resulting in the forfeiture of 1.9 million Series F Preferred shares.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2021, 2020, and 2019 totaled $1.45, $1.44, and $1.37 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2021, 2020, and 2019 were $1.57, $1.56, and $1.48 per share, respectively. The Series E is not listed on any exchange. At December 31, 2021 and 2020, a total of 2.7 million and 2.7 million, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2021 and 2020, 1.9 million and 0.3 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2021 and 2020, a total of 12.6 million and 14.4 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,258 and $1,444, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 10.0 million shares of Company common stock. Shares in the amount of 11.0 million were reserved for issuance under the Stock Purchase Plan as of December 31, 2021. During the year ended December 31, 2021, UDR acquired all shares issued through the open market.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

10. EMPLOYEE BENEFIT PLANS

In May 2021, the stockholders of UDR approved an amendment and restatement to the LTIP. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, partnership interests in the Operating Partnership designated as LTIP Units, performance partnership interests in the Operating Partnership designated as Performance Units, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment.

LTIP Units and Performance Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes, meaning that initially they are not economically equivalent in value to a share of our common stock, but over time can increase in value to one-for-one parity with common stock by operation of special tax rules applicable to profits interests. Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP Units or Performance Units is less than the value of an equal number of shares of our common stock.

As of December 31, 2021, 35.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2021, there were 16.7 million common shares available for issuance under the LTIP.

The LTIP contains double trigger change of control provisions allowing for the vesting of an award when certain conditions are met upon qualifying events such as a merger where UDR is not the surviving entity. Upon the death or disability of an award recipient, all outstanding instruments will vest and all restrictions will lapse. The LTIP specifies that in the event of a capital transaction, which includes but is not limited to stock dividends, stock splits, extraordinary cash dividends and spin-offs, the number of shares available for grant in totality or to a single individual is to be adjusted proportionately. The LTIP specifies that when a capital transaction occurs that would dilute the holder of the stock award, prior grants are to be adjusted such that the recipient is no worse as a result of the capital transaction.

A summary of UDR’s Performance Units, LTIP Units, and restricted stock activities during the year ended December 31, 2021 is as follows (shares in thousands):

	Unvested Performance Units Outstanding		Performance Units Exercisable		LTIP Units		Restricted Stock
								Weighted
		Weighted		Weighted		Weighted		Average Fair
		Average		Average		Average Fair		Value Per
	Number of	Exercise	Number of	Exercise	Number of	Value Per	Number	Restricted
	Units	Price	Units	Price	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2020	—	$—	—	$—	727	$41.58	237	$42.31
Granted	2,962	42.30	—	—	103	37.52	161	39.09
Exercised	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(400)	40.05	(125)	39.91
Forfeited	—	—	—	—	(10)	46.12	(25)	38.79
Balance, December 31, 2021	2,962	$42.30	—	$-	420	$41.94	248	$40.30

As of December 31, 2021, the Company had granted 6.6 million shares of restricted stock, 2.4 million LTIP Units, and 3.0 million Performance Units under the LTIP.

Stock Option Plan

The Company has no unexercised stock options outstanding and no remaining compensation expense related to unvested stock options as of December 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

During the years ended December 31, 2021, 2020, and 2019, respectively, we did not recognize any net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2021, 2020, and 2019, we recognized $4.1 million, $5.3 million, and $4.8 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $4.2 million and had a weighted average remaining contractual life of 2.5 years as of December 31, 2021.

Performance Unit Awards

UDR has granted Performance Units to our employees and Company directors, subject to certain conditions. Each Performance Unit is exercisable into one Operating Partnership common unit.

The total remaining compensation cost on unvested Performance Units was $12.4 million as of December 31, 2021.

During the year ended December 31, 2021, no Performance Units were exercised.

The weighted average remaining contractual life on all Performance Units outstanding as of December 31, 2021 is 3.4 years and have a weighted average exercise price of $42.30.

During the year ended December 31, 2021, we recognized $11.7 million of net compensation expense related to outstanding Performance Units. No compensation expense was recognized during the years ended December 31, 2020, and 2019, respectively.

Short-Term Incentive Compensation

In January 2021, certain officers of the Company were awarded STI Performance Unit grants under the 2021 Long-Term Incentive Program (“2021 LTI”). The STI Performance Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 27.0%, an expected life of 5.5 years, an annualized risk-free rate of 0.49%, and an annual dividend yield of 3.4%, or $5.06 per unit, inclusive of a discount due to uncertainty associated with the STI Performance Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Performance Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. As the STI Performance Unit awards vest over a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

In January 2020, certain officers of the Company were awarded STI Unit grants under the 2020 Long-Term Incentive Program (“2020 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, or $40.77 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. For the year ended December 31, 2020, we recognized $3.1 million of compensation expense, net of capitalization, related to the amortization of STI Unit awards. As the STI Unit awards vest over a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2020.

In January 2019, certain officers of the Company were awarded STI Unit grants under the 2019 Long-Term Incentive Program (“2019 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, or $33.40 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. For the year ended December 31, 2019, we recognized $7.2 million of compensation expense, net of capitalization, related to the amortization of STI Unit awards. As the STI Unit awards vest over a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2019.

Long-Term Incentive Compensation

In January 2021, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2021 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2021 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2021 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2021 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $36.85 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $16.69 per unit on the grant date, inclusive of a 9.4% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $17.71 per unit on the grant date, inclusive of a 3.9% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $2.67 per unit on the grant date, inclusive of a 9.4% discount, a volatility factor of 27.0%, an expected life of 5.5 years, an annualized risk-free rate of 0.49%, and an annual dividend yield of 3.4%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $2.85 per unit on the grant date, inclusive of a 3.9% discount, a volatility factor of 26.0%, an expected life of 6.5 years, an annualized risk-free rate of 0.57%, and an annual dividend yield of 3.4%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $40.09 per share for the comparable apartment REITs component and $39.95 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $19.43 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $19.37 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $3.59 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $3.70 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%, an expected life of 6.5 years, an annualized risk-free rate of 0.16%, and an annual dividend yield of 3.5%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

For the years ended December 31, 2021, 2020, and 2019, we recognized $5.9 million, $10.2 million and $12.4 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $3.8 million and had a weighted average remaining contractual life of 1.2 years as of December 31, 2021.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, were $1.4 million, $1.5 million, and $1.2 million, respectively.

11. INCOME TAXES

For 2021, 2020, and 2019, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2021, 2020 and 2019 (unaudited):

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$0.9798	$1.0320	$0.9810
Qualified ordinary income	0.0405	0.0039	0.0040
Long-term capital gain	0.3577	0.2974	0.0210
Unrecaptured section 1250 gain	0.0695	0.0892	0.0630
Nondividend distributions	—	—	0.2810
Total	$1.4475	$1.4225	$1.3500

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit)/provision
Current
Federal	$2,693	$(148)	$1,466
State	1,236	1,374	735
Total current	3,929	1,226	2,201
Deferred
Federal	(1,770)	894	1,266
State	(672)	451	371
Investment tax credit	(48)	(26)	—
Total deferred	(2,490)	1,319	1,637
Total income tax (benefit)/provision	$1,439	$2,545	$3,838

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Federal and state tax attributes	$60	$6	$22
Other	102	147	87
Total deferred tax assets	162	153	109
Valuation allowance	(32)	(23)	(19)
Net deferred tax assets	130	130	90
Deferred tax liabilities:
Book/tax depreciation and basis	(860)	(638)	(367)
Other investment ventures	—	(2,665)	(1,291)
Other	(68)	(67)	(67)
Total deferred tax liabilities	(928)	(3,370)	(1,725)
Net deferred tax assets/(liabilities)	$(798)	$(3,240)	$(1,635)

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2021, 2020, and 2019 as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$1,058	$1,240	$2,905
State income tax provision	664	1,434	1,013
Other items	(246)	(165)	(139)
Solar credit amortization	(48)	(26)	—
ITC basis adjustment	2	58	56
Valuation allowance	9	4	3
Total income tax provision/(benefit)	$1,439	$2,545	$3,838

As of December 31, 2021, the Company had federal net operating loss carryovers (“NOL”) of $24.0 million expiring in 2032 through 2035 and state NOLs of $64.8 million expiring in 2021 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

The Company’s Tax benefit/(provision), net was $(1.4) million, $(2.5) million and $(3.8) million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease of $1.1 million was primarily attributable to a decrease in TRS income of $(0.4) million and a decrease in California state tax on gains of $(0.3) million. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2021 and 2020, UDR has no material unrecognized income tax benefits/(provisions), net.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, at beginning of year	$856,294	$1,018,665
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	502,768	(143,741)
OP Units issued for real estate, net	48,533	—
Conversion of OP Units/DownREIT Units to Common Stock	(99,932)	(12,666)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,873	4,543
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(34,044)	(34,149)
Vesting of Long-Term Incentive Plan Units	14,576	23,501
Allocation of other comprehensive income/(loss)	374	141
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, at end of year	$1,299,442	$856,294

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.1) million, $(0.2) million, and $(0.2) million during the years ended December 31, 2021, 2020, and 2019, respectively.

The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2021 and 2020 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,860	$27,372	$—	$—	$27,372
Equity securities (c)	3,230	3,230	—	—	3,230
Derivatives - Interest rate contracts (d)	3,279	3,279	—	3,279	—
Total assets	$33,369	$33,881	$—	$3,279	$30,602

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,033,764	$1,032,582	$—	$—	$1,032,582
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	29,546	29,546	—	—	29,546
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	4,133,083	4,199,363	—	—	4,199,363
Total liabilities	$5,443,393	$5,508,491	$—	$—	$5,508,491

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,299,442	$1,299,442	$—	$1,299,442	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

			Fair Value at December 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$157,992	$170,411	$—	$—	$170,411
Equity securities (c)	500	500	—	—	500
Derivatives - Interest rate contracts (d)	2	2	—	2	—
Total assets	$158,494	$170,913	$—	$2	$170,911

Derivatives - Interest rate contracts (d)	$167	$167	$—	$167	$—
Secured debt instruments - fixed rate: (e)
Mortgage notes payable	837,473	854,084	—	—	854,084
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,024	28,024	—	—	28,024
Commercial paper program	190,000	190,000	—	—	190,000
Unsecured notes	3,922,314	4,283,045	—	—	4,283,045
Total liabilities	$5,004,978	$5,382,320	$—	$167	$5,382,153

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$856,294	$856,294	$—	$856,294	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds an investment in a publicly traded real estate technology company, SmartRent, that is subject to a lock-up restriction on selling or transferring the investment for a period of time. The investment is valued at the market price at the end of the period less an illiquidity discount of 15.0% as of December 31, 2021. The Company classifies the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction. Prior to SmartRent becoming a public company in 2021, the securities did not have a readily determinable fair value and were valued under the measurement alternative.
(d)	See Note 14, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 12, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2021 and 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2021, 2020, and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2022, the Company estimates that an additional $1.4 million will be reclassified as an increase to Interest expense.

As of December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps (a)	4	$334,880
(a)	In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps with a total notional value of $175.0 million that will become effective in July 2022 upon maturity of the $315.0 million notional value interest rate swaps included above.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2021, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	$3,279	$2	$—	$167

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019	2021	2020	2019	2021	2020	2019

Interest rate products	$3,502	$(3,382)	$(8,437)	$(1,755)	$(4,827)	$2,770	$—	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

	Year Ended
	December 31,
	2021	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$186,267	$202,706	$170,917

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2021 and 2020 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2021	$3,279	$—	$3,279	$—	$—	$3,279

December 31, 2020	$2	$—	$2	$—	$—	$2
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2021	$—	$—	$—	$—	$—	$—

December 31, 2020	$167	$—	$167	$—	$—	$167
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

15. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at December 31, 2021 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	5	$388,569		$112,931
Joint ventures:
Preferred equity investments	4	66,528	(b)	53,652	(b)
Real estate technology investments:
RETV I (c)	-	71,464		5,220
RETV II	-	8,130		10,800
Total		$534,691		$182,603
(a)	Represents UDR’s investment as of December 31, 2021.
(b)	Represents UDR’s investment in and remaining commitment for Makers Rise, 121 at Watters, Infield Phase I and Upton Place, which are under development as of December 31, 2021.
(c)	Includes the impact of unrealized gains which primarily relate to SmartRent becoming a public company. (See Note 5, Joint Ventures and Partnerships).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2020 and held as of December 31, 2021. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2021, 2020, and 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2021, 2020, and 2019, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

	Year Ended December 31,
	2021	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$414,063	$411,988	$422,564
Mid-Atlantic Region	246,176	245,460	221,509
Northeast Region	211,368	209,222	172,658
Southeast Region	144,328	136,342	129,354
Southwest Region	97,213	93,557	67,804
Non-Mature Communities/Other	132,738	101,720	88,350
Total segment and consolidated lease revenue	$1,245,886	$1,198,289	$1,102,239

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$10,620	$12,357	$12,924
Mid-Atlantic Region	8,194	7,155	7,429
Northeast Region	4,867	5,315	4,003
Southeast Region	6,498	5,765	6,752
Southwest Region	3,932	3,599	2,897
Non-Mature Communities/Other	4,668	3,616	1,894
Total segment and consolidated other revenue	$38,779	$37,807	$35,899

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$424,683	$424,345	$435,488
Mid-Atlantic Region	254,370	252,615	228,938
Northeast Region	216,235	214,537	176,661
Southeast Region	150,826	142,107	136,106
Southwest Region	101,145	97,156	70,701
Non-Mature Communities/Other	137,406	105,336	90,244
Total segment and consolidated rental income	$1,284,665	$1,236,096	$1,138,138

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$312,341	$314,381	$330,586
Mid-Atlantic Region	175,445	176,741	161,325
Northeast Region	137,331	140,090	121,800
Southeast Region	102,061	96,118	94,420
Southwest Region	63,320	59,281	44,018
Non-Mature Communities/Other	76,627	67,091	56,154
Total segment and consolidated NOI	867,125	853,702	808,303
Reconciling items:
Joint venture management and other fees	6,102	5,069	14,055
Property management	(38,540)	(35,538)	(32,721)
Other operating expenses	(21,649)	(22,762)	(13,932)
Real estate depreciation and amortization	(606,648)	(608,616)	(501,257)
General and administrative	(57,541)	(49,885)	(51,533)
Casualty-related (charges)/recoveries, net	(3,748)	(2,131)	(474)
Other depreciation and amortization	(13,185)	(10,013)	(6,666)
Gain/(loss) on sale of real estate owned	136,052	119,277	5,282
Income/(loss) from unconsolidated entities	65,646	18,844	137,873
Interest expense	(186,267)	(202,706)	(170,917)
Interest income and other income/(expense), net	15,085	6,274	15,404
Tax (provision)/benefit, net	(1,439)	(2,545)	(3,838)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,873)	(4,543)	(14,426)
Net (income)/loss attributable to noncontrolling interests	(104)	(161)	(188)
Net income/(loss) attributable to UDR, Inc.	$150,016	$64,266	$184,965
(a)	Same-Store Community population consisted of 45,143 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2021

The following table details the assets of UDR’s reportable segments as of December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,219,858	$4,174,776
Mid-Atlantic Region	2,729,221	2,698,049
Northeast Region	2,921,469	2,900,017
Southeast Region	995,597	974,754
Southwest Region	903,789	869,228
Non-Mature Communities/Other	2,970,869	1,454,648
Total segment assets	14,740,803	13,071,472
Accumulated depreciation	(5,137,096)	(4,605,366)
Total segment assets — net book value	9,603,707	8,466,106
Reconciling items:
Cash and cash equivalents	967	1,409
Restricted cash	27,451	22,762
Notes receivable, net	26,860	157,992
Investment in and advances to unconsolidated joint ventures, net	702,461	600,233
Operating lease right-of-use assets	197,463	200,913
Other assets	216,311	188,118
Total consolidated assets	$10,775,220	$9,637,533
(a)	Same-Store Community population consisted of 45,143 apartment homes.

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

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2021

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$24,270	$22,485	$50,799	$73,284	$39,973	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	108,534	116,594	201,913	318,507	157,467	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	15,025	9,420	36,146	45,566	28,499	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	4,520	11,141	7,737	18,878	6,184	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	48,686	69,362	87,922	157,284	68,825	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	41,597	60,996	89,453	150,449	63,553	1968/2000/2016	Mar-05
Foxborough	—	12,071	6,187	18,258	5,477	12,750	10,985	23,735	8,652	1969	Sep-04
Beach & Ocean	—	12,878	—	12,878	40,134	13,139	39,873	53,012	17,318	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	130,685	25,847	129,838	155,685	65,446	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	71,722	16,737	72,283	89,020	34,993	2014	Jun-04
The Residences at Pacific City	—	78,085	—	78,085	278,092	78,330	277,847	356,177	73,323	2018	Jan-14
ORANGE COUNTY, CA	—	394,722	278,133	672,855	768,742	436,801	1,004,796	1,441,597	564,233
2000 Post Street	—	9,861	44,578	54,439	38,606	14,472	78,573	93,045	49,699	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	11,024	1,419	30,666	32,085	19,849	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	29,356	8,190	52,030	60,220	40,691	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	14,927	1,444	43,623	45,067	27,615	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	9,533	23,010	48,821	71,831	35,776	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	40,431	16,703	68,296	84,999	54,340	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	7,966	11,679	19,290	30,969	13,679	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,422	5,782	29,552	35,334	21,746	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	13,468	30,832	97,165	127,997	64,604	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	10,542	1,001	52,650	53,651	35,563	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	19,341	14,689	93,009	107,698	51,983	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	132,104	24,104	131,625	155,729	63,693	2014	Sep-10
SAN FRANCISCO, CA	27,000	145,665	414,240	559,905	338,720	153,325	745,300	898,625	479,238
Crowne Pointe	—	2,486	6,437	8,923	10,290	3,237	15,976	19,213	12,553	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	7,246	3,061	13,767	16,828	10,492	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	9,998	7,219	39,479	46,698	29,493	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	5,064	6,360	27,190	33,550	18,897	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	9,784	7,312	40,242	47,554	26,254	2000	May-08
Island Square	—	21,284	89,389	110,673	8,380	21,703	97,350	119,053	64,066	2007	Jul-08
elements too	—	27,468	72,036	99,504	21,737	30,360	90,881	121,241	71,208	2010	Feb-10
989elements	—	8,541	45,990	54,531	6,434	8,685	52,280	60,965	31,876	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	1,400	6,487	40,246	46,733	18,248	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	3,712	8,370	128,568	136,938	37,540	2009	Oct-16
TEN20	—	5,247	76,587	81,834	4,478	5,308	81,004	86,312	23,884	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	1,275	6,043	64,249	70,292	21,113	2016	Nov-16
CityLine	—	11,220	85,787	97,007	550	11,228	86,329	97,557	27,388	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	514	3,723	57,357	61,080	12,210	2018	Jan-19
Brio	—	21,780	147,188	168,968	497	21,785	147,680	169,465	4,359	2020	Jul-21
SEATTLE, WA	—	144,136	897,984	1,042,120	91,359	150,881	982,598	1,133,479	409,581
Boronda Manor	—	1,946	8,982	10,928	12,233	3,455	19,706	23,161	13,210	1979	Dec-98
Garden Court	—	888	4,188	5,076	7,057	1,621	10,512	12,133	7,149	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	19,372	5,806	29,488	35,294	20,688	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	8,217	2,473	12,163	14,636	8,431	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	34,935	10,417	54,760	65,177	37,182	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	13,115	3,695	19,492	23,187	13,340	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	8,662	2,397	12,928	15,325	8,590	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	103,591	29,864	159,049	188,913	108,590
Rosebeach	—	8,414	17,449	25,863	7,386	9,011	24,238	33,249	18,613	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	10,021	40,065	46,221	86,286	30,889	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	46,082	51,107	145,521	196,628	96,215	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	96,001	61,713	89,939	151,652	62,688	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	159,490	161,896	305,919	467,815	208,405
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	61,883	24,479	54,606	79,085	46,565	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	8,183	6,373	31,070	37,443	23,279	2001	Nov-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2021

(In thousands)

Strata	—	14,278	84,242	98,520	1,514	14,278	85,756	100,034	10,198	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	71,580	45,130	171,432	216,562	80,042
Tualatin Heights	—	3,273	9,134	12,407	10,697	4,419	18,685	23,104	14,229	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	9,319	6,613	23,590	30,203	18,978	1985	Sep-04
The Arbory	—	4,366	63,457	67,823	435	4,366	63,892	68,258	8,364	2018	Jan-20
PORTLAND, OR	—	13,653	87,461	101,114	20,451	15,398	106,167	121,565	41,571
TOTAL WEST REGION	27,000	900,592	2,014,031	2,914,623	1,553,933	993,295	3,475,261	4,468,556	1,891,660
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	17,095	4,625	29,064	33,689	19,162	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	10,830	3,238	18,345	21,583	14,265	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	14,541	11,882	32,687	44,569	26,954	1938	May-02
The Whitmore	—	6,418	13,411	19,829	25,755	7,713	37,871	45,584	31,506	1962/2008	Apr-02
Ridgewood -apts side	—	5,612	20,086	25,698	14,476	6,583	33,591	40,174	26,787	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	35,826	50,882	47,602	98,484	34,309	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	22,312	14,980	57,144	72,124	45,287	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	7,355	347	67,139	67,486	43,926	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	16,803	1,973	119,643	121,616	80,751	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	9,360	21,713	76,018	97,731	48,968	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	6,603	5,787	104,467	110,254	60,808	2009	Jun-11
Signal Hill Apartments	—	13,290	—	13,290	73,633	25,670	61,253	86,923	46,898	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	97,990	31,490	97,893	129,383	52,070	2013	Sep-07
Domain College Park	—	7,300	—	7,300	61,688	7,541	61,447	68,988	30,028	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	4,395	9,922	72,243	82,165	24,625	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	6,112	28,178	117,561	145,739	46,174	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	6,641	15,921	113,825	129,746	38,091	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	7,976	51,652	166,933	218,585	65,098	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	11,467	14,871	95,127	109,998	39,860	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	27,768	55,877	204,628	260,505	81,151	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	2,526	27,847	130,706	158,553	20,419	2006	Aug-19
Crescent Falls Church	—	13,687	88,692	102,379	1,795	13,700	90,474	104,174	12,556	2010	Nov-19
Station on Silver	—	16,661	109,198	125,859	1,063	16,677	110,245	126,922	8,213	2018	Dec-20
Seneca Place	—	21,184	98,173	119,357	2,559	21,188	100,728	121,916	6,384	1985	Jun-21
Canterbury Apartments	—	24,456	100,011	124,467	1,998	24,458	102,007	126,465	2,948	1986	Aug-21
METROPOLITAN, D.C.	288,530	414,066	1,720,723	2,134,789	488,567	474,715	2,148,641	2,623,356	907,238
Calvert's Walk	—	4,408	24,692	29,100	10,725	5,240	34,585	39,825	27,320	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	13,082	12,486	57,936	70,422	38,943	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	3,014	4,917	43,396	48,313	26,081	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	6,583	15,607	74,326	89,933	14,164	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	2,787	12,635	81,598	94,233	11,352	2009	Nov-19
1274 at Towson	—	7,807	46,238	54,045	2,676	7,807	48,914	56,721	1,112	2020	Sep-21
Quarters at Towson Town Center	—	16,111	106,453	122,564	481	16,111	106,934	123,045	1,728	2008	Nov-21
BALTIMORE, MD	58,600	72,736	410,408	483,144	39,348	74,803	447,689	522,492	120,700
Gayton Pointe Townhomes	—	826	5,148	5,974	32,000	3,696	34,278	37,974	32,446	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	10,879	2,768	23,194	25,962	18,370	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	11,426	4,228	38,669	42,897	31,122	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	36,568	5,873	44,198	50,071	40,415	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	90,873	16,565	140,339	156,904	122,353
TOTAL MID-ATLANTIC REGION	347,130	491,925	2,192,039	2,683,964	618,788	566,083	2,736,669	3,302,752	1,150,291
NORTHEAST REGION
Garrison Square	—	6,475	91,027	97,502	28,004	6,648	118,858	125,506	65,391	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	6,744	6,472	41,180	47,652	24,834	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	16,204	19,866	105,212	125,078	63,670	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	16,369	11,552	66,953	78,505	41,519	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	203,853	24,834	203,603	228,437	71,542	2015	Dec-15
345 Harrison	—	32,938	—	32,938	330,425	44,910	318,453	363,363	62,358	2018	Nov-11
Currents on the Charles	—	12,580	70,149	82,729	1,866	12,702	71,893	84,595	12,379	2015	Jun-19
The Commons at Windsor Gardens	—	34,609	225,515	260,124	20,533	34,683	245,974	280,657	47,677	1969	Aug-19
Charles River Landing	—	17,068	112,777	129,845	1,938	17,091	114,692	131,783	15,859	2010	Nov-19
Lenox Farms	94,050	17,692	115,899	133,591	4,705	17,699	120,597	138,296	16,896	2009	Nov-19
Lodge at Ames Pond	—	12,645	70,653	83,298	3,561	12,649	74,210	86,859	10,566	2010	Nov-19
Union Place	51,800	9,902	72,242	82,144	2,205	9,943	74,406	84,349	4,638	2005	Jan-21
BOSTON, MA	323,350	206,271	932,402	1,138,673	636,407	219,049	1,556,031	1,775,080	437,329
10 Hanover Square	—	41,432	218,983	260,415	31,466	41,830	250,051	291,881	125,878	2005	Apr-11

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2021

(In thousands)

21 Chelsea	—	36,399	107,154	143,553	16,166	36,530	123,189	159,719	67,436	2001	Aug-11
View 34	—	114,410	324,920	439,330	116,670	116,094	439,906	556,000	246,965	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	11,397	58,114	277,175	335,289	169,531	2008	Aug-11
Leonard Pointe	—	38,010	93,204	131,214	1,483	38,071	94,626	132,697	18,542	2015	Feb-19
One William	—	6,422	75,527	81,949	(92)	6,467	75,390	81,857	12,677	2018	Aug-19
NEW YORK, NY	—	294,310	1,086,043	1,380,353	177,090	297,106	1,260,337	1,557,443	641,029
Park Square	—	10,365	96,050	106,415	1,626	10,485	97,556	108,041	18,182	2018	May-19
The Smith Valley Forge	—	17,853	95,973	113,826	123	17,853	96,096	113,949	2,175	2019	Sep-21
322 on North Broad	—	12,240	124,524	136,764	7,597	12,240	132,121	144,361	2,358	2018	Sep-21
PHILADELPHIA, PA	—	40,458	316,547	357,005	9,346	40,578	325,773	366,351	22,715
TOTAL NORTHEAST REGION	323,350	541,039	2,334,992	2,876,031	822,843	556,733	3,142,141	3,698,874	1,101,073
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	13,799	4,029	16,656	20,685	15,027	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	20,497	4,244	20,491	24,735	20,113	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	14,595	3,261	23,376	26,637	19,941	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	13,663	3,613	19,007	22,620	15,912	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	22,725	10,821	42,756	53,577	36,272	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	15,855	12,782	50,800	63,582	39,112	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	24,069	15,884	52,459	68,343	38,409	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	1,788	6,316	91,517	97,833	18,435	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	1,760	4,519	45,431	49,950	8,337	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	4,095	10,278	76,819	87,097	10,071	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	6,028	11,708	113,783	125,491	13,315	1997/1999	Nov-20
TAMPA, FL	—	65,002	436,674	501,676	138,874	87,455	553,095	640,550	234,944
Seabrook	—	1,846	4,155	6,001	11,099	3,239	13,861	17,100	12,465	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	24,241	4,049	32,801	36,850	30,870	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	19,954	2,490	24,829	27,319	21,992	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	13,955	2,934	21,716	24,650	18,196	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	15,271	4,640	25,784	30,424	21,383	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	14,169	3,399	21,594	24,993	16,834	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	9,226	1,920	15,086	17,006	12,230	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	8,059	4,611	24,858	29,469	18,838	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	18,628	7,925	30,255	38,180	22,812	1992/2007	Aug-06
Arbors at Maitland Summit	—	15,929	158,079	174,008	815	15,933	158,890	174,823	4,240	1998	Oct-21
Essex Luxe	—	9,068	94,487	103,555	370	9,069	94,856	103,925	1,576	2020	Oct-21
ORLANDO, FL	—	47,621	341,331	388,952	135,787	60,209	464,530	524,739	181,436
Legacy Hill	—	1,148	5,867	7,015	11,848	2,113	16,750	18,863	14,461	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	16,264	2,834	26,483	29,317	19,412	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	40,308	5,031	37,394	42,425	29,897	1999	Dec-95
Brookridge	—	708	5,461	6,169	8,055	1,527	12,697	14,224	10,542	1986	Mar-96
Breckenridge	—	766	7,714	8,480	7,964	1,814	14,630	16,444	11,522	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	10,238	2,578	25,135	27,713	18,640	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	12,506	4,307	36,055	40,362	29,168	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	19,409	6,355	33,930	40,285	28,428	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	126,592	26,559	203,074	229,633	162,070
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	19,638	16,962	75,045	92,007	55,305	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	19,638	16,962	75,045	92,007	55,305
TOTAL SOUTHEAST REGION	—	144,024	922,014	1,066,038	420,891	191,185	1,295,744	1,486,929	633,755
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	21,746	26,365	52,368	78,733	38,717	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	24,295	21,493	119,786	141,279	81,246	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	14,859	31,319	16,809	48,128	12,155	1977/78/79	May-07
Addison Apts at The Park I	—	7,903	554	8,457	7,926	11,057	5,326	16,383	4,115	1970	May-07
Addison Apts at The Park II	—	10,440	634	11,074	2,075	8,458	4,691	13,149	3,379	1975	May-07
Savoye	—	8,432	50,483	58,915	2,300	8,518	52,697	61,215	7,422	2009	Nov-19
Savoye 2	—	6,451	56,615	63,066	1,689	6,467	58,288	64,755	8,064	2011	Nov-19
Fiori on Vitruvian Park	48,456	7,934	78,575	86,509	2,155	7,945	80,719	88,664	11,390	2013	Nov-19
Vitruvian West Phase I	41,317	6,273	61,418	67,691	1,460	6,283	62,868	69,151	9,051	2018	Nov-19
Vitruvian West Phase II	—	6,451	15,798	22,249	38,361	6,454	54,156	60,610	4,424	2021	Nov-19
The Canal	42,000	12,671	98,813	111,484	1,483	12,714	100,253	112,967	5,123	2017	Apr-21
Cool Springs at Frisco Bridges	89,510	18,325	151,982	170,307	2,619	18,335	154,591	172,926	9,395	2012	May-21
DALLAS, TX	336,283	147,839	659,153	806,992	120,968	165,408	762,552	927,960	194,481
Barton Creek Landing	—	3,151	14,269	17,420	25,417	5,506	37,331	42,837	32,431	1986/2012	Mar-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2021

(In thousands)

Residences at the Domain	—	4,034	55,256	59,290	16,075	4,646	70,719	75,365	47,394	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	7,298	5,740	24,288	30,028	15,344	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	4,837	4,691	21,163	25,854	13,627	2002	Apr-12
AUSTIN, TX	—	16,417	104,040	120,457	53,627	20,583	153,501	174,084	108,796
Steele Creek	—	8,586	130,400	138,986	6,509	8,706	136,789	145,495	33,231	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	6,509	8,706	136,789	145,495	33,231
TOTAL SOUTHWEST REGION	336,283	172,842	893,593	1,066,435	181,104	194,697	1,052,842	1,247,539	336,508
TOTAL OPERATING COMMUNITIES	1,033,763	2,250,422	8,356,669	10,607,091	3,597,559	2,501,993	11,702,657	14,204,650	5,113,287
REAL ESTATE UNDER DEVELOPMENT
Cirrus	—	13,853	—	13,853	74,466	13,853	74,466	88,319	—
5421 at Dublin Station	—	8,922	—	8,922	93,675	8,922	93,675	102,597	—
The George Apartments	—	17,341	—	17,341	35,037	17,348	35,030	52,378	—
Vitruvian West Phase III	—	7,141	2,754	9,895	40,629	7,141	43,383	50,524	507
The MO	—	27,135	—	27,135	67,616	27,135	67,616	94,751	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	74,392	2,754	77,146	311,423	74,399	314,170	388,569	507
LAND
Vitruvian Park®	—	32,468	2,243	34,711	11,160	39,806	6,065	45,871	2,649
Alameda Point Block 11	—	25,006	—	25,006	2,957	25,006	2,957	27,963	—
Meridian	—	6,611	—	6,611	1,772	6,611	1,772	8,383	—
TOTAL LAND	—	64,085	2,243	66,328	15,889	71,423	10,794	82,217	2,649
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	29,937	7,793	22,144	29,937	14,995
TOTAL COMMERCIAL	—	—	—	—	29,937	7,793	22,144	29,937	14,995
Other (b)	—	—	—	—	9,359	—	9,359	9,359	241
1745 Shea Center I	—	3,034	20,534	23,568	2,503	3,081	22,990	26,071	5,417
TOTAL CORPORATE	—	3,034	20,534	23,568	11,862	3,081	32,349	35,430	5,658
TOTAL COMMERCIAL & CORPORATE	—	3,034	20,534	23,568	41,799	10,874	54,493	65,367	20,653
Deferred Financing Costs and Other Non-Cash Adjustments	23,617
TOTAL REAL ESTATE OWNED	$1,057,380	$2,391,933	$8,382,200	$10,774,133	$3,966,670	$2,658,689	$12,082,114	$14,740,803	$5,137,096
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $14.0 billion at December 31, 2021 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2021

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2021	2020	2019
Balance at beginning of the year	$13,071,472	$12,602,101	$10,196,159
Real estate acquired	1,513,106	413,488	2,241,163
Capital expenditures and development	346,365	299,986	195,981
Real estate sold	(190,140)	(244,103)	(31,202)
Balance at end of the year	$14,740,803	$13,071,472	$12,602,101

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2021	2020	2019
Balance at beginning of the year	$4,605,366	$4,131,353	$3,654,160
Depreciation expense for the year	584,228	560,876	477,193
Accumulated depreciation on sales	(52,498)	(86,863)	—
Balance at end of year	$5,137,096	$4,605,366	$4,131,353