Form 10-Q
period 2022-03-31
UDR, Inc.
filed 2022-04-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 25, 2022 was 318,401,109.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$14,374,944	$14,352,234
Less: accumulated depreciation	(5,288,902)	(5,136,589)
Real estate held for investment, net	9,086,042	9,215,645
Real estate under development (net of accumulated depreciation of $951 and $507, respectively)	457,160	388,062
Total real estate owned, net of accumulated depreciation	9,543,202	9,603,707

Cash and cash equivalents	895	967
Restricted cash	26,032	27,451
Notes receivable, net	26,577	26,860
Investment in and advances to unconsolidated joint ventures, net	669,343	702,461
Operating lease right-of-use assets	196,578	197,463
Other assets	222,337	216,311
Total assets	$10,684,964	$10,775,220

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,056,110	$1,057,380
Unsecured debt, net	4,422,900	4,355,407
Operating lease liabilities	191,689	192,488
Real estate taxes payable	32,908	33,095
Accrued interest payable	25,700	45,980
Security deposits and prepaid rent	53,021	55,441
Distributions payable	130,369	124,729
Accounts payable, accrued expenses, and other liabilities	117,240	136,954
Total liabilities	6,029,937	6,001,474

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,262,144	1,299,442

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at March 31, 2022 and December 31, 2021:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	44,764	44,764
Series F; 12,455,650 and 12,582,575 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at March 31, 2022 and December 31, 2021:
318,401,530 and 318,149,635 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,184	3,181
Additional paid-in capital	6,891,707	6,884,269
Distributions in excess of net income	(3,549,788)	(3,485,080)
Accumulated other comprehensive income/(loss), net	2,805	(4,261)
Total stockholders’ equity	3,392,673	3,442,874
Noncontrolling interests	210	31,430
Total equity	3,392,883	3,474,304
Total liabilities and equity	$10,684,964	$10,775,220

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUES:
Rental income	$356,181	$299,826
Joint venture management and other fees	1,085	1,615
Total revenues	357,266	301,441
OPERATING EXPENSES:
Property operating and maintenance	58,484	51,381
Real estate taxes and insurance	53,764	47,387
Property management	11,576	8,995
Other operating expenses	4,712	4,435
Real estate depreciation and amortization	163,622	144,088
General and administrative	14,908	12,736
Casualty-related charges/(recoveries), net	(765)	5,577
Other depreciation and amortization	3,075	2,601
Total operating expenses	309,376	277,200
Gain/(loss) on sale of real estate owned	—	50,829
Operating income	47,890	75,070

Income/(loss) from unconsolidated entities	5,412	4,922
Interest expense	(35,916)	(78,156)
Interest income and other income/(expense), net	(2,440)	2,057
Income/(loss) before income taxes	14,946	3,893
Tax (provision)/benefit, net	(343)	(619)
Net income/(loss)	14,603	3,274
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(879)	(154)
Net (income)/loss attributable to noncontrolling interests	(19)	(16)
Net income/(loss) attributable to UDR, Inc.	13,705	3,104
Distributions to preferred stockholders — Series E (Convertible)	(1,092)	(1,056)
Net income/(loss) attributable to common stockholders	$12,613	$2,048

Income/(loss) per weighted average common share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Weighted average number of common shares outstanding:
Basic	318,009	296,537
Diluted	319,680	297,026

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income/(loss)	$14,603	$3,274
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	7,193	127
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	387	446
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	7,580	573
Comprehensive income/(loss)	22,183	3,847
Comprehensive (income)/loss attributable to noncontrolling interests	(1,412)	(213)
Comprehensive income/(loss) attributable to UDR, Inc.	$20,771	$3,634

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	13,705	—	—	13,705
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	7,066	—	7,066
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,041)	—	—	—	(1,040)
Issuance of common shares through public offering, net	—	—	(99)	—	—	—	(99)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	8,578	—	—	—	8,580
Common stock distributions declared ($0.38 per share)	—	—	—	(121,068)	—	—	(121,068)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,092)	—	—	(1,092)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	43,747	—	—	43,747
Balance at March 31, 2022	$44,765	$3,184	$6,891,707	$(3,549,788)	$2,805	$210	$3,392,883

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	3,104	—	—	3,104
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	8	8
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(9,601)	(9,601)
Other comprehensive income/(loss)	—	—	—	—	530	—	530
Issuance/(forfeiture) of common and restricted shares, net	—	1	(197)	—	—	—	(196)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	4,496	—	—	—	4,497
Common stock distributions declared ($0.3625 per share)	—	—	—	(107,651)	—	—	(107,651)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,056)	—	—	(1,056)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(131,700)	—	—	(131,700)
Balance at March 31, 2021	$44,765	$2,968	$5,885,682	$(2,923,073)	$(8,614)	$14,673	$3,016,401

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income/(loss)	$14,603	$3,274
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	166,697	146,689
(Gain)/loss on sale of real estate owned	—	(50,829)
(Income)/loss from unconsolidated entities	(5,412)	(4,922)
Return on investment in unconsolidated joint ventures and partnerships	12,352	1,094
Amortization of share-based compensation	6,371	4,912
Loss on extinguishment of debt, net	—	41,950
Other	6,422	2,766
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	4,979	18
Increase/(decrease) in operating liabilities	(44,992)	(21,347)
Net cash provided by/(used in) operating activities	161,020	123,605

Investing Activities
Acquisition of real estate assets	—	(23,693)
Proceeds from sales of real estate investments, net	—	154,857
Development of real estate assets	(56,755)	(32,683)
Capital expenditures and other major improvements — real estate assets	(34,615)	(28,424)
Capital expenditures — non-real estate assets	(9,677)	(3,041)
Investment in unconsolidated joint ventures and partnerships	(48,233)	(48,604)
Distributions received from unconsolidated joint ventures and partnerships	68,185	32,648
Purchase deposits on pending acquisitions	(6,000)	(12,821)
Repayment/(issuance) of notes receivable, net	284	2,800
Net cash provided by/(used in) investing activities	(86,811)	41,039

Financing Activities
Payments on secured debt	(280)	(270)
Payments on unsecured debt	—	(300,000)
Net proceeds from the issuance of unsecured debt	—	298,776
Net proceeds/(repayment) of commercial paper	60,000	20,000
Net proceeds/(repayment) of revolving bank debt	7,648	(10,210)
Proceeds from the issuance of common shares through public offering, net	(99)	—
Distributions paid to redeemable noncontrolling interests	(7,862)	(8,517)
Distributions paid to preferred stockholders	(1,050)	(1,045)
Distributions paid to common stockholders	(115,405)	(106,833)
Payment of prepayment and extinguishment costs	—	(40,769)
Other	(18,652)	(5,347)
Net cash provided by/(used in) financing activities	(75,700)	(154,215)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,491)	10,429
Cash, cash equivalents, and restricted cash, beginning of year	28,418	24,171
Cash, cash equivalents, and restricted cash, end of period	$26,927	$34,600

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$55,126	$56,281
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,126	3,126
Cash paid/(refunds received) for income taxes	222	(36)
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$58,464
Redeemable long-term incentive plan units	37,383	14,578
Development costs and capital expenditures incurred, but not yet paid	43,571	31,628
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (142,984 shares in 2022 and 116,997 shares in 2021)	8,580	4,497
Distribution of equity securities from unconsolidated real estate technology investments	6,508	—
Dividends declared, but not yet paid	130,369	116,693

	Three Months Ended March 31,
	2022	2021
The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$967	$1,409
Restricted cash	27,451	22,762
Total cash, cash equivalents, and restricted cash as shown above	$28,418	$24,171
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$895	$1,172
Restricted cash	26,032	33,428
Total cash, cash equivalents, and restricted cash as shown above	$26,927	$34,600

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At March 31, 2022, our consolidated apartment portfolio consisted of 160 communities with a total of 53,503 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 6,489 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,652 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2022, there were 186.2 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million OP Units (including 0.1 million of general partnership units), or 94.7%, were owned by UDR and 9.9 million OP Units, or 5.3%, were owned by outside limited partners. As of March 31, 2022, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 20.8 million, or 64.2%, were owned by UDR and its subsidiaries and 11.6 million, or 35.8%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 13, Commitments and Contingencies.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The ASU has not had a material impact on the consolidated financial statements and the Company does not expect the ASU to have a material impact on the consolidated financial statements on a prospective basis.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2022 and 2021, the Company recorded net credit recoveries of less than $0.1 million and less than $0.1 million, respectively, on the Consolidated Statements of Operations.

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

Notes Receivable

Notes receivable relate to financing arrangements which are typically secured by assets of the borrower that may include real estate assets. Certain of the loans we extend may include characteristics such as options to purchase the project within a specific time window following expected project completion. These characteristics can cause the loans to fall under the definition of a VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. The Company has concluded that it is not the primary beneficiary of the borrowing entities of the existing loans.

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

The following table summarizes our Notes receivable, net as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2022	2022	2021
Note due May 2022 (a)	N/A	$—	$2,760
Note due January 2023 (b)	10.00%	26,710	24,235
Notes Receivable		26,710	26,995
Allowance for credit losses		(133)	(135)
Total notes receivable, net		$26,577	$26,860
(a)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million. The note was secured by a parcel of land located in Kissimmee, Florida. In March 2022, the unaffiliated third party repaid the $2.8 million secured note in full.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $30.4 million. In March 2022, the terms of this secured note were amended to increase the aggregate commitment from $25.4 million to $30.4 million. Following the March 2022 note amendment, the balance increased to $26.7 million. Interest payments are due monthly. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

The Company recognized $0.7 million and $1.9 million of interest income for the notes receivable described above during the three months ended March 31, 2022 and 2021, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2022 and 2021, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2022 and 2021 was $0.5 million and less than $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2022 and December 31, 2021, UDR’s net deferred tax asset/(liability) was ($0.8) million and ($0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2022. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2018 through 2020 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

Forward Sales Agreements

From time to time the Company utilizes forward sales agreements for the future issuance of its common stock. When the Company enters into a forward sales agreement, the contract requires the Company to sell its shares to a counterparty at a predetermined price at a future date. The net sales price and proceeds attained by the Company will be determined on the dates of settlement, with adjustments during the term of the contract for the Company’s anticipated dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Company generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances.

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

Impact of COVID-19 Pandemic

We continue to monitor the status and respond to the effects of the COVID-19 pandemic and its impact on our business. While the pandemic and related government measures adversely impacted our business in certain prior periods, the extent of the impact generally has decreased. Future developments regarding COVID-19, however, continue to be uncertain and difficult to predict. There can be no assurances that closures or restrictions in response to COVID-19, including due to new variants, will not be imposed in the future or that other developments related to COVID-19 will not adversely affect our business, results of operations, financial condition and cash flows in future periods.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

During the three months ended March 31, 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve by approximately $1.3 million for multifamily tenant lease receivables and approximately $1.2 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended March 31, 2022. In aggregate, the reduction in reserve is reflected as a $2.3 million increase to Rental income and a $0.2 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended March 31, 2022. The impact to deferred leasing commissions was not material for the three months ended March 31, 2022.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the three months ended March 31, 2022.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2022, the Company owned and consolidated 160 communities in 13 states plus the District of Columbia totaling 53,503 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Land	$2,325,852	$2,342,385
Depreciable property — held and used:
Land improvements	242,835	241,905
Building, improvements, and furniture, fixtures and equipment	11,756,244	11,717,931
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	90,932	74,399
Building, improvements, and furniture, fixtures and equipment	367,179	314,170
Real estate owned	14,833,055	14,740,803
Accumulated depreciation (a)	(5,289,853)	(5,137,096)
Real estate owned, net	$9,543,202	$9,603,707
(a)	Accumulated depreciation is inclusive of $10.2 million and $8.8 million of accumulated amortization related to real estate intangible assets as of March 31, 2022 and December 31, 2021, respectively.

Acquisitions and Dispositions

The Company did not have any acquisitions or dispositions during the three months ended March 31, 2022.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2022 and 2021, were $5.4 million and $4.6 million, respectively. Total capitalized interest was $3.2 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended
	Location of	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	Properties	2022	2022	2022	2021	2022	2021	2022	2021
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$22,936	$23,880	50.0%	50.0%	$(625)	$(475)
UDR/MetLife II	Various	7	1,250	179,223	181,023	50.0%	50.0%	100	(2,684)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	62,233	66,012	50.6%	50.6%	(2,113)	(3,382)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$264,392	$270,915			$(2,638)	$(6,541)

							Income/(loss) from investments
					Investment at		Three Months Ended
Developer Capital Program			Years To	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (b)	Location	Rate	Maturity	Commitment (c)	2022	2021	2022	2021
Preferred equity investments:
1532 Harrison	San Francisco, CA	11.0%	0.2	$24,645	$34,945	$35,248	$(6)	$929
Junction	Santa Monica, CA	12.0%	0.3	8,800	13,577	13,183	394	350
1200 Broadway (d) (e)	Nashville, TN	N/A	—	—	—	61,326	11,893	1,372
1300 Fairmount (e)	Philadelphia, PA	8.5%	1.4	51,393	66,146	64,780	1,366	1,255
Modera Lake Merritt (e)	Oakland, CA	9.0%	2.0	27,250	34,584	33,828	756	691
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	2.9	20,059	23,272	22,764	508	438
Vernon Boulevard (e)	Queens, NY	13.0%	3.3	40,000	49,771	48,210	1,561	1,372
Makers Rise (e)	Herndon, VA	9.0%	3.8	30,208	31,583	22,828	644	96
121 at Watters (e)	Allen, TX	9.0%	3.9	19,843	21,045	14,134	394	2
Infield Phase I	Kissimmee, FL	14.0%	2.1	16,044	7,567	—	86	—
Upton Place	Washington, D.C.	9.7%	5.7	52,163	37,232	29,566	676	—
Meetinghouse (f)	Portland, OR	8.25%	4.9	11,600	11,603	—	3	—
Real estate technology investments:
RETV I (g)	N/A	N/A	N/A	18,000	51,912	71,464	(10,111)	2,051
RETV II	N/A	N/A	N/A	18,000	7,818	8,130	(114)	(101)
RET Strategic Fund (h)	N/A	N/A	N/A	25,000	7,517	—	—	—
Total Preferred Equity Investments and Real Estate Technology Investments					398,572	425,461	8,050	8,455

Sold joint ventures and other investments					—	—	—	3,008

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$662,964	$696,376	$5,412	$4,922
(a)	As of March 31, 2022 and December 31, 2021, the Company’s negative investment in 13th and Market Properties LLC of $6.4 million and $6.1 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)	In January 2022, the joint venture sold its community, a 313 apartment home operating community located in Nashville, Tennessee, for a sales price of approximately $294.0 million. As a result, the Company recorded variable upside participation on the sale of approximately $10.6 million, net of associated costs.
(e)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(f)	In March 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 232 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $11.6 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

(g)	The Company recognized $(10.1) million and $2.1 million of investment income/(loss) from RETV I for the three months ended March 31, 2022 and 2021, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”). In 2021, SmartRent, a provider of smart home automation solutions, went public through a merger with a publicly traded special purpose acquisition company. As a result, SmartRent began trading on the New York Stock Exchange under the ticker symbol “SMRT.” Due to the merger, all shares of SmartRent that RETV I held were converted to publicly traded SmartRent shares based on a pre-determined conversion factor. Following the merger and stock conversion, RETV I began recording its investment in SmartRent based on the share price at the end of the applicable reporting period.
(h)	In January 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $25.0 million. The Company funded $7.5 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.

As of March 31, 2022 and December 31, 2021, the Company had deferred fees of $7.7 million and $8.7 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.1 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2022 and 2021.

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total real estate, net	$2,121,264	$2,043,158
Real estate assets held for sale	—	168,668
Investments, at fair value	383,143	460,241
Cash and cash equivalents	31,328	22,891
Other assets	24,494	28,948
Total assets	$2,560,229	$2,723,906

Third party debt, net	$1,245,610	$1,215,918
Liabilities held for sale	—	106,990
Accounts payable and accrued liabilities	75,487	51,689
Total liabilities	1,321,097	1,374,597
Total equity	$1,239,132	$1,349,309

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Total revenues	$37,169	$32,137
Property operating expenses	17,930	17,110
Real estate depreciation and amortization	17,820	16,453
Gain/(loss) on sale of property	127,542	34,757
Operating income/(loss)	128,961	33,331
Interest expense	(8,132)	(12,134)
Net realized gain/(loss) on held investments	6,304	2,494
Net unrealized gain/(loss) on held investments	(21,492)	5,994
Other income/(loss)	(224)	(1,657)
Net income/(loss)	$105,417	$28,028

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Operating lease right-of-use assets were $196.6 million and $197.5 million, respectively, and the Operating lease liabilities were $191.7 million and $192.5 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 43.1 years and 43.2 years at March 31, 2022 and December 31, 2021, respectively, and the weighted average discount rate was 5.0% at both March 31, 2022 and December 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2022 are as follows (dollars in thousands):

Ground Leases
2022	$9,331
2023	12,442
2024	12,442
2025	12,442
2026	12,442
Thereafter	430,337
Total future minimum lease payments (undiscounted)	489,436
Difference between future undiscounted cash flows and discounted cash flows	(297,747)
Total operating lease liabilities (discounted)	$191,689

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense:
Contractual lease expense	$3,311	$3,230
Variable lease expense (a)	26	29
Total operating lease expense (b)(c)	$3,337	$3,259
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s income.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.8 million, respectively. For the three months ended March 31, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.8 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and less than $0.1 million of total operating lease expense during the three months ended March 31, 2022 and 2021, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2022, our apartment home leases generally have initial terms of 12 months or less. As of March 31, 2022, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

Future minimum lease payments from our retail and commercial leases as of March 31, 2022 are as follows (dollars in thousands):

Retail and Commercial Leases
2022	$18,504
2023	24,186
2024	22,012
2025	18,834
2026	16,028
Thereafter	68,924
Total future minimum lease payments (a)	$168,488
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.3 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2022 and December 31, 2021 (dollars in thousands):

	Principal Outstanding		As of March 31, 2022
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2022	2021	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,006,482	$1,006,762	3.42%	6.2	14
Deferred financing costs and other non-cash adjustments (b)	22,686	23,678
Total fixed rate secured debt, net	1,029,168	1,030,440	3.42%	6.2	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.87%	10.0	1
Deferred financing costs	(58)	(60)
Total variable rate secured debt, net	26,942	26,940	0.87%	10.0	1
Total Secured Debt, net	1,056,110	1,057,380	3.35%	6.3	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	3.8
Borrowings outstanding under unsecured commercial paper program due April 2022 (e) (m)	280,000	220,000	0.77%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	37,194	29,546	1.23%	1.8
Term Loan due January 2027 (d) (m)	35,000	35,000	1.08%	4.8
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	315,000	315,000	1.02%	4.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	2.5
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	4.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $370 and $388, respectively) (h) (m)	299,630	299,612	4.03%	5.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $689 and $717, respectively) (m)	299,311	299,283	3.50%	5.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $4, respectively) (i) (m)	299,996	299,996	4.27%	6.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $10,697 and $11,040, respectively) (j) (m)	610,697	611,040	3.32%	7.8
3.00% Medium-Term Notes due August 2031 (net of premiums/discounts of $11,200 and $11,498, respectively) (k) (m)	611,200	611,498	3.01%	9.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $364 and $373, respectively) (m)	399,636	399,627	2.10%	10.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,321 and $1,351, respectively) (m)	348,679	348,649	1.90%	10.9
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,115 and $1,140, respectively) (m)	298,885	298,860	2.10%	11.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,111 and $1,133, respectively) (l) (m)	298,889	298,867	3.13%	12.6
Other	7	7
Deferred financing costs	(26,868)	(27,222)
Total Unsecured Debt, net	4,422,900	4,355,407	2.71%	7.7
Total Debt, net	$5,479,010	$5,412,787	2.80%	7.4

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2022, secured debt encumbered $1.7 billion or 11.7% of UDR’s total real estate owned based upon gross book value ($13.1 billion or 88.3% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2022, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended March 31, 2022 and 2021, the Company had $1.1 million and $0.7 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $25.9 million and $27.0 million at March 31, 2022 and December 31, 2021, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2022, the variable interest rate on the mortgage note was 0.87%.
(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 85 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan may be reduced by up to two basis points after September 15, 2022 contingent upon the Company receiving green building certifications.

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

MARCH 31, 2022

lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	13,068
Maximum daily borrowings during the period ended	—	305,000
Weighted average interest rate during the period ended	—%	0.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.6 million of letters of credit at March 31, 2022 and December 31, 2021, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	280,000	220,000
Weighted average daily borrowings during the period ended	280,722	419,563
Maximum daily borrowings during the period ended	410,000	700,000
Weighted average interest rate during the period ended	0.4%	0.2%
Interest rate at end of the period	0.8%	0.3%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	37,194	29,546
Weighted average daily borrowings during the period ended	11,315	10,473
Maximum daily borrowings during the period ended	39,533	46,038
Weighted average interest rate during the period ended	1.0%	0.9%
Interest rate at end of the period	1.2%	0.9%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 2.89%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

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
(j) The Company previously entered into forward starting interest rate swaps and treasury lock to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32%.
(k) The Company entered into treasury lock agreements to hedge against interest rate risk on $250.0 million of the $600.0 million aggregate principal amount. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.01%.
(l) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(m) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2022 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2022	$860	$—	$860	$280,000	(a)	$280,860
2023	1,242	—	1,242	—		1,242
2024	96,747	—	96,747	52,838		149,585
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
Thereafter	—	27,000	27,000	1,350,000		1,377,000
Subtotal	1,006,482	27,000	1,033,482	4,432,838		5,466,320
Non-cash (b)	22,686	(58)	22,628	(9,938)		12,690
Total	$1,029,168	$26,942	$1,056,110	$4,422,900		$5,479,010
(a)	All unsecured debt due in the remainder of 2022 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $0.9 million and $1.2 million, respectively, during the three months ended March 31, 2022 and 2021, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	March 31,
	2022	2021
Numerator for income/(loss) per share:
Net income/(loss)	$14,603	$3,274
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(879)	(154)
Net (income)/loss attributable to noncontrolling interests	(19)	(16)
Net income/(loss) attributable to UDR, Inc.	13,705	3,104
Distributions to preferred stockholders — Series E (Convertible)	(1,092)	(1,056)
Income/(loss) attributable to common stockholders - basic and diluted	$12,613	$2,048

Denominator for income/(loss) per share:
Weighted average common shares outstanding	318,293	296,800
Non-vested restricted stock awards	(284)	(263)
Denominator for basic income/(loss) per share	318,009	296,537
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	1,671	489
Denominator for diluted income/(loss) per share	319,680	297,026

Income/(loss) per weighted average common share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2022 and 2021, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2022, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2022, we had 18.4 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.4 million shares subject to the forward sales agreements described below.

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

As of March 31, 2022, the Company had a total of 4.4 million shares of common stock subject to forward sales agreements under its ATM program that had not been settled, which have a weighted average initial forward price per share of $53.72. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

agreement. The final dates by which the shares sold under the forward sales agreements under the ATM programs must be settled range between August 1, 2022 and September 14, 2022.

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. As of March 31, 2022, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

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

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
OP/DownREIT Units	21,534	22,398
Convertible preferred stock	2,918	2,918
Unvested LTIP Units and unvested restricted stock	1,671	489

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

MARCH 31, 2022

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2021	$1,299,442
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(43,747)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(23,944)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	879
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(8,383)
Redeemable Long-Term Incentive Plan Units	37,383
Allocation of other comprehensive income/(loss)	514
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2022	$1,262,144

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million during each of the three months ended March 31, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2022 and December 31, 2021, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,577	$26,818	$—	$—	$26,818
Equity securities (c)	7,336	7,336	7,336	—	—
Derivatives - Interest rate contracts (d)	10,488	10,488	—	10,488	—
Total assets	$44,401	$44,642	$7,336	$10,488	$26,818

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,032,370	$978,793	$—	$—	$978,793
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	37,194	37,194	—	—	37,194
Commercial paper program	280,000	280,000	—	—	280,000
Unsecured notes	4,132,574	3,876,882	—	—	3,876,882
Total liabilities	$5,509,138	$5,199,869	$—	$—	$5,199,869

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,262,144	$1,262,144	$—	$1,262,144	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

			Fair Value at December 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,860	$27,372	$—	$—	$27,372
Equity securities (c)	3,230	3,230	—	—	3,230
Derivatives - Interest rate contracts (d)	3,279	3,279	—	3,279	—
Total assets	$33,369	$33,881	$—	$3,279	$30,602

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,033,764	$1,032,582	$—	$—	$1,032,582
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	29,546	29,546	—	—	29,546
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	4,133,083	4,199,363	—	—	4,199,363
Total liabilities	$5,443,393	$5,508,491	$—	$—	$5,508,491

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,299,442	$1,299,442	$—	$1,299,442	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent, that was previously subject to a lock-up restriction on selling or transferring the investment, which expired in February 2022. The investment is valued at the market price on March 31, 2022 and as of December 31, 2021, was valued at the market price on December 31, 2021 less an illiquidity discount of 15.0%. Since the lock-up restriction expired, the Company currently classifies the investment as Level 1 in the fair value hierarchy. The Company previously classified the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction. During the three months ended March 31, 2022, the Company increased its direct investment in SmartRent through a stock distribution from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

Other than described in footnote (c) above, there were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2022.

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

MARCH 31, 2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

MARCH 31, 2022

designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2023, the Company estimates that an additional $0.9 million will be reclassified as an increase to Interest expense.

As of March 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps (a)	4	$334,880
(a)	In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps with a total notional value of $175.0 million that will become effective in July 2022 upon maturity of the $315.0 million of the notional value of the interest rate swaps included above.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2022, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	$10,488	$3,279	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021	2022	2021
Three Months Ended March 31,
Interest rate products	$7,193	$127	$(387)	$(446)	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

	Three Months Ended
	March 31,
	2022	2021
Total amount of Interest expense presented on the Consolidated Statements of Operations	$35,916	$78,156

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2022	$10,488	$—	$10,488	$—	$—	$10,488

December 31, 2021	$3,279	$—	$3,279	$—	$—	$3,279
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2022	$—	$—	$—	$—	$—	$—

December 31, 2021	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.4 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at March 31, 2022 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	7	$458,111		$230,889
Joint ventures:
Preferred equity investments	3	76,382	(b)	24,691	(b)
Real estate technology investments:
RETV I (c)	-	51,912		5,220
RETV II	-	7,818		10,800
RET Strategic Fund	-	7,517		17,500
Climate Technology Funds (d)	-	5,721		4,279
Total		$607,461		$293,379
(a)	Represents UDR’s investment as of March 31, 2022.
(b)	Represents UDR’s investment in and remaining commitment for Makers Rise, Infield Phase I and Upton Place, which are under development as of March 31, 2022.
(c)	Includes the impact of unrealized losses for the three months ended March 31, 2022, which primarily relate to a decrease in SmartRent's public share price. (See Note 5, Joint Ventures and Partnerships).
(d)	In March 2022, the Company committed to invest $10.0 million in climate technology funds and funded $5.7 million. As of March 31, 2022, the investment is recorded in Other Assets on the Consolidated Balance Sheets.

Purchase Commitments

In February 2022, the Company entered into a contract to acquire a to-be-developed parcel of land located in Fort Lauderdale, Florida for a purchase price of $16.0 million. The acquisition is expected to close in the second quarter of 2022.

Subsequent to quarter-end, we committed to invest $10.0 million in an ESG Technology Fund.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2021 and held as of March 31, 2022. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2022 and 2021.

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

MARCH 31, 2022

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2022 and 2021, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2022	2021
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$111,649	$99,766
Mid-Atlantic Region	65,820	61,847
Northeast Region	64,412	58,287
Southeast Region	44,322	38,767
Southwest Region	26,047	23,211
Non-Mature Communities/Other	33,457	9,569
Total segment and consolidated lease revenue	$345,707	$291,447

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,960	$2,710
Mid-Atlantic Region	2,363	1,909
Northeast Region	1,257	1,103
Southeast Region	1,792	1,635
Southwest Region	892	875
Non-Mature Communities/Other	1,210	147
Total segment and consolidated other revenue	$10,474	$8,379

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$114,609	$102,476
Mid-Atlantic Region	68,183	63,756
Northeast Region	65,669	59,390
Southeast Region	46,114	40,402
Southwest Region	26,939	24,086
Non-Mature Communities/Other	34,667	9,716
Total segment and consolidated rental income	$356,181	$299,826

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$85,636	$74,593
Mid-Atlantic Region	46,983	43,620
Northeast Region	42,083	36,328
Southeast Region	31,461	26,645
Southwest Region	17,339	14,835
Non-Mature Communities/Other	20,431	5,037
Total segment and consolidated NOI	243,933	201,058
Reconciling items:
Joint venture management and other fees	1,085	1,615
Property management	(11,576)	(8,995)
Other operating expenses	(4,712)	(4,435)
Real estate depreciation and amortization	(163,622)	(144,088)
General and administrative	(14,908)	(12,736)
Casualty-related (charges)/recoveries, net	765	(5,577)
Other depreciation and amortization	(3,075)	(2,601)
Gain/(loss) on sale of real estate owned	—	50,829
Income/(loss) from unconsolidated entities	5,412	4,922
Interest expense	(35,916)	(78,156)
Interest income and other income/(expense), net	(2,440)	2,057
Tax (provision)/benefit, net	(343)	(619)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(879)	(154)
Net (income)/loss attributable to noncontrolling interests	(19)	(16)
Net income/(loss) attributable to UDR, Inc.	$13,705	$3,104
(a)	Same-Store Community population consisted of 47,443 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2022

The following table details the assets of UDR’s reportable segments as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31,	December 31,
	2022	2021
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,301,470	$4,288,116
Mid-Atlantic Region	2,863,633	2,856,144
Northeast Region	3,342,355	3,338,497
Southeast Region	1,212,612	1,208,183
Southwest Region	902,350	900,931
Non-Mature Communities/Other	2,210,635	2,148,932
Total segment assets	14,833,055	14,740,803
Accumulated depreciation	(5,289,853)	(5,137,096)
Total segment assets — net book value	9,543,202	9,603,707
Reconciling items:
Cash and cash equivalents	895	967
Restricted cash	26,032	27,451
Notes receivable, net	26,577	26,860
Investment in and advances to unconsolidated joint ventures, net	669,343	702,461
Operating lease right-of-use assets	196,578	197,463
Other assets	222,337	216,311
Total consolidated assets	$10,684,964	$10,775,220
(a)	Same-Store Community population consisted of 47,443 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2022 and 2021, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At March 31, 2022, our consolidated real estate portfolio included 160 communities in 13 states plus the District of Columbia totaling 53,503 apartment homes. In addition, we have an ownership interest in 6,489 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,652 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2022, was 47,443.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2022:

		March 31, 2022			Three Months Ended March 31, 2022
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,685	9.8%	$1,447,005	97.2%	$2,734
San Francisco, CA	11	2,751	6.1%	898,512	97.4%	3,199
Seattle, WA	14	2,726	6.5%	958,941	97.7%	2,581
Monterey Peninsula, CA	7	1,565	1.3%	189,432	96.7%	2,201
Los Angeles, CA	4	1,225	3.2%	468,397	96.6%	2,973
Other Southern California	3	821	1.5%	217,512	97.3%	2,585
Portland, OR	3	752	0.8%	121,671	97.2%	1,904
Mid-Atlantic Region
Metropolitan D.C.	23	8,404	15.8%	2,362,421	97.3%	2,184
Baltimore, MD	5	1,597	2.3%	343,671	97.0%	1,775
Richmond, VA	4	1,359	1.1%	157,541	97.7%	1,597
Northeast Region
Boston, MA	11	4,298	11.4%	1,685,608	96.9%	2,872
New York, NY	6	2,318	10.4%	1,548,682	98.3%	4,037
Philadelphia, PA	1	313	0.7%	108,065	96.3%	2,419
Southeast Region
Tampa, FL	11	3,877	4.3%	643,214	97.0%	1,841
Orlando, FL	9	2,500	1.7%	246,671	97.0%	1,595
Nashville, TN	8	2,260	1.6%	230,721	98.2%	1,517
Other Florida	1	636	0.6%	92,006	97.8%	1,943
Southwest Region
Dallas, TX	11	3,866	3.9%	582,267	97.2%	1,629
Austin, TX	4	1,272	1.2%	174,523	97.8%	1,718
Denver, CO	1	218	1.0%	145,560	96.7%	3,416
Total/Average Same-Store Communities	147	47,443	85.2%	12,622,420	97.3%	$2,322
Non-Mature, Commercial Properties & Other	13	5,792	11.7%	1,752,524
Total Real Estate Held for Investment	160	53,235	96.9%	14,374,944
Real Estate Under Development (b)	—	268	3.1%	458,111
Total Real Estate Owned	160	53,503	100.0%	14,833,055
Total Accumulated Depreciation				(5,289,853)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,543,202
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2022, the Company was developing seven wholly-owned communities with a total of 1,832 apartment homes, 268 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2021 and held as of March 31, 2022. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

COVID-19 Update

We continue to monitor the status and respond to the effects of the COVID-19 pandemic and its impact on our business. While the pandemic and related government measures adversely impacted our business in certain prior periods, the extent of the impact generally has decreased. Future developments regarding COVID-19, however, continue to be uncertain and difficult to predict. There can be no assurances that closures or restrictions in response to COVID-19, including due to new variants, will not be imposed in the future or that other developments related to COVID-19 will not adversely affect our business, results of operations, financial condition and cash flows in future periods.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2022, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2022, we had 18.4 million shares of common stock available for future issuance under the ATM program, including an aggregate of 4.4 million shares subject to the forward sales agreements described below.

As of March 31, 2022, the Company had a total of 4.4 million shares of common stock subject to forward sales agreements under its ATM program that had not been settled, which have a weighted average initial forward price per share of $53.72. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. The final dates by which the shares sold under the forward sales agreements under the ATM programs must be settled range between August 1, 2022 and September 14, 2022.

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. As of March 31, 2022, no shares under the forward sale agreements have been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

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

During the remainder of 2022, we have approximately $0.9 million of secured debt maturing, inclusive of principal amortization, and $280.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total real estate, net	$2,244,205	$2,262,108
Cash and cash equivalents	15	21
Operating lease right-of-use assets	197,911	198,835
Other assets	88,397	96,553
Total assets	$2,530,528	$2,557,517

Secured debt, net	$143,633	$143,745
Notes payable to UDR (a)	984,356	972,283
Operating lease liabilities	193,057	193,892
Other liabilities	119,825	108,076
Total liabilities	1,440,871	1,417,996
Total capital	$1,089,657	$1,139,521

	Three Months Ended
	March 31,
	2022	2021
Total revenue	$120,798	$105,536
Property operating expenses	(47,770)	(44,803)
Real estate depreciation and amortization	(36,874)	(40,223)
Operating income/(loss)	36,154	20,510
Interest expense (a)	(9,163)	(8,075)
Other income/(loss)	3,182	3,727
Net income/(loss)	$30,173	$16,162
(a)	All $984.4 million and $972.3 million notes payable to UDR as of March 31, 2022 and December 31, 2021, respectively, and $8.7 million and $7.4 million of interest expense on notes payable to UDR for the three months ended March 31, 2022 and 2021, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 15, 2022. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

Operating Activities

For the three months ended March 31, 2022, our Net cash provided by/(used in) operating activities was $161.0 million, compared to $123.6 million for the comparable period in 2021. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2021, and an increase in operating distributions from our unconsolidated joint ventures and partnerships, partially offset by changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2022, Net cash provided by/(used in) investing activities was $(86.8) million, compared to $41.0 million for the comparable period in 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from the sale of real estate, an increase in spend for development of real estate assets, and an increase in capital expenditures and other major improvements, partially offset by a decrease in acquisitions during the current period and an increase in distributions received from unconsolidated joint ventures and partnerships.

Acquisitions and Dispositions

The Company did not have any acquisitions or dispositions during the three months ended March 31, 2022.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2022, total capital expenditures of $36.6 million, or $688 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $25.2 million, or $524 per stabilized home, for the comparable period in 2021.

The increase in total capital expenditures was primarily due to:

●	an increase of 202.2%, or $11.0 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 16.7%, or $1.6 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2022 and 2021 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Turnover capital expenditures	$3,321	$2,933	13.2%	$62	$61	1.6%
Asset preservation expenditures	8,058	6,821	18.1%	151	142	6.3%
Total recurring capital expenditures	11,379	9,754	16.7%	214	203	5.4%
NOI enhancing improvements (a)	8,354	9,093	(8.1)%	157	189	(16.9)%
Major renovations (b)	16,423	5,434	202.2%	309	113	173.5%
Operations platform	452	934	(51.6)%	8	19	(57.9)%
Total capital expenditures (c)	$36,608	$25,215	45.2%	$688	$524	31.3%
Repair and maintenance expense	$18,913	$15,521	21.9%	$355	$323	9.9%
Average home count (d)	53,232	48,124	10.6%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2022, our development pipeline consisted of seven wholly-owned communities totaling 1,832 apartment homes, 268 of which have been completed, with a budget of $689.0 million, in which we have a gross carrying value of $458.1 million. The remaining homes are estimated to be completed between the second quarter of 2022 and the second quarter of 2024.

At March 31, 2022, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2022:

●	we made investments totaling $48.2 million in our unconsolidated joint ventures and partnerships, including contributions of $40.6 million to certain unconsolidated investments under our Developer Capital Program, each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $5.4 million; and
●	we received cash distributions of $80.6 million, of which $12.4 million were operating cash flows and $68.2 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2022 and 2021.

Financing Activities

For the three months ended March 31, 2022, our Net cash provided by/(used in) financing activities was $(75.7) million, compared to $(154.2) million for the comparable period of 2021.

The following significant financing activities occurred during the three months ended March 31, 2022:

●	net proceeds of $60.0 million on our unsecured commercial paper program; and
●	payment of $115.4 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 85 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan may be reduced by up to two basis points after September 15, 2022 contingent upon the Company receiving green building certifications.

As of March 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit at March 31, 2022), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of March 31, 2022, we had $37.2 million of outstanding borrowings under the Working Capital Credit Facility, leaving $37.8 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2022.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2022, we had issued $280.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.77%, leaving $420.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $379.2 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2022. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2022 would increase by $1.0 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by/(used in) operating activities	$161,020	$123,605
Net cash provided by/(used in) investing activities	(86,811)	41,039
Net cash provided by/(used in) financing activities	(75,700)	(154,215)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $12.6 million ($0.04 per diluted share) for the three months ended March 31, 2022, as compared to $2.0 million ($0.01 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $42.9 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses; and
●	a decrease in interest expense of $42.2 million primarily due to $42.0 million of extinguishment costs from the prepayment of debt during the three months ended March 31, 2021, as compared to none for the three months ended March 31, 2022.

This was partially offset by:

●	no gains recognized from the sale of real estate during the three months ended March 31, 2022, as compared to a gain of $50.8 million from the sale of an operating community located in Anaheim, California during the three months ended March 31, 2021; and
●	an increase in depreciation expense of $19.5 million primarily due to communities acquired in 2021, partially offset by fully depreciated assets in 2022 and 2021.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2022	2021	% Change
Same-Store Communities:
Same-Store rental income	$321,514	$290,110	10.8%
Same-Store operating expense (b)	(98,012)	(94,089)	4.2%
Same-Store NOI	223,502	196,021	14.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	19,538	1,036	NM *
Development communities NOI	(440)	—	N/A
Non-residential/other NOI (d)	1,333	2,129	(37.4)%
Sold and held for disposition communities NOI	—	1,872	(100.0)%
Total Non-Mature Communities/Other NOI	20,431	5,037	305.6%
Total property NOI	$243,933	$201,058	21.3%

* Not meaningful

(a)	Same-Store consists of 47,443 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income/(loss) attributable to UDR, Inc.	$13,705	$3,104
Joint venture management and other fees	(1,085)	(1,615)
Property management	11,576	8,995
Other operating expenses	4,712	4,435
Real estate depreciation and amortization	163,622	144,088
General and administrative	14,908	12,736
Casualty-related charges/(recoveries), net	(765)	5,577
Other depreciation and amortization	3,075	2,601
(Gain)/loss on sale of real estate owned	—	(50,829)
(Income)/loss from unconsolidated entities	(5,412)	(4,922)
Interest expense	35,916	78,156
Interest income and other (income)/expense, net	2,440	(2,057)
Tax provision/(benefit), net	343	619
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	879	154
Net income/(loss) attributable to noncontrolling interests	19	16
Total property NOI	$243,933	$201,058

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2021 and held on March 31, 2022 consisted of 47,443 apartment homes and provided 91.6% of our total NOI for the three months ended March 31, 2022.

NOI for our Same-Store Community properties increased 14.0%, or $27.5 million, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in property NOI was attributable to a 10.8%, or $31.4 million, increase in property rental income, partially offset by a 4.2%, or $3.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 5.3%, or $15.0 million, increase in rental rates, a $5.0 million decrease in our bad debt expense related to multifamily tenant lease receivables, a $5.7 million decrease in rent concessions, a $2.5 million decrease in occupancy loss and a 9.8%, or $3.1 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased by 1.0% to 97.3% and total monthly income per occupied home increased by 9.7% to $2,322.

The increase in operating expenses was primarily driven by a 37.2%, or $1.7 million, increase in insurance expense due to increased claims, a 9.3%, or $1.4 million, increase in repair and maintenance expense due to the increased use of third party vendors, and a 7.8%, or $1.0 million, increase in utilities, which was primarily due an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 69.5% and 67.6% for the three months ended March 31, 2022 and 2021, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 8.4%, or $20.4 million, of our total NOI during the three months ended March 31, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 305.6%, or $15.4 million, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to an $18.5 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2021, partially offset by a $1.9 million decrease in sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended March 31, 2022 and 2021, the Company recognized real estate depreciation and amortization of $163.6 million and $144.1 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2021, partially offset by fully depreciated assets in 2022 and 2021.

Gain/(Loss) on sale of real estate owned

During the three months ended March 31, 2022, the Company did not recognize any gains from the sale of real estate. During the three months ended March 31, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California.

Interest expense

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $35.9 million and $78.2 million, respectively. The decrease in 2022 as compared to 2021 was primarily due to $42.0 million of extinguishment costs from the prepayment of debt during the three months ended March 31, 2021, as compared to none for the three months ended March 31, 2022.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, and our cost of development, redevelopment or maintenance activities including if materials are not purchased or contractually locked in advance of such increases. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three months ended March 31, 2022.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	March 31,
	2022	2021
Net income/(loss) attributable to common stockholders	$12,613	$2,048
Real estate depreciation and amortization	163,622	144,088
Noncontrolling interests	898	170
Real estate depreciation and amortization on unconsolidated joint ventures	7,624	8,205
Net gain on the sale of unconsolidated depreciable property	—	(2,460)
Net gain on the sale of depreciable real estate owned, net of tax	—	(50,778)
FFO attributable to common stockholders and unitholders, basic	$184,757	$101,273
Distributions to preferred stockholders — Series E (Convertible)	1,092	1,056
FFO attributable to common stockholders and unitholders, diluted	$185,849	$102,329
Income/(loss) per weighted average common share, diluted	$0.04	$0.01
FFO per weighted average common share and unit, basic	$0.54	$0.32
FFO per weighted average common share and unit, diluted	$0.54	$0.32
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	339,543	318,935
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	344,132	322,342

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$41,950
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	1,682
Variable upside participation on Developer Capital Program, net	(10,622)	—
Legal and other	774	629
Realized (gain)/loss on real estate technology investments, net of tax	(2,238)	(661)
Unrealized (gain)/loss on real estate technology investments, net of tax	15,631	(767)
Severance costs	—	468
Casualty-related charges/(recoveries), net	(765)	5,577
	$2,780	$48,878
FFOA attributable to common stockholders and unitholders, diluted	$188,629	$151,207

FFOA per weighted average common share and unit, diluted	$0.55	$0.47

Recurring capital expenditures	(11,804)	(9,754)
AFFO attributable to common stockholders and unitholders, diluted	$176,825	$141,453

AFFO per weighted average common share and unit, diluted	$0.51	$0.44

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (shares in thousands):

	Three Months Ended
	March 31,
	2022	2021
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	339,543	318,935
Weighted average number of OP/DownREIT Units outstanding	(21,534)	(22,398)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	318,009	296,537

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	344,132	322,342
Weighted average number of OP/DownREIT Units outstanding	(21,534)	(22,398)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	319,680	297,026

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The COVID-19 pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations have been allowed to fully re-open currently with limited restrictions, no assurance can be given that similar closures or restrictions will not be reinstated or new restrictions imposed in the future. Our headquarters and all of our properties and our corporate offices are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate or the manner in which they may operate, and no assurance can be given that such restrictions or other restrictions will not be reinstated in the future.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions. In addition, numerous state, local and federal efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees and limitations on collection laws, have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Although many of these measures have been lifted, additional cases of COVID-19 and new variants thereof may result in, governments reinstating these or similar measures. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. Under certain of such programs funds have not been, and may not be distributed in a timely manner. In certain locations the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not and may not in the future qualify to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets and most of the programs that have been adopted are not yet distributing funds. It is uncertain how the rent relief programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected, including as a result of disruptions in supply chains or as a result of delayed construction schedules due to social distancing efforts, vaccine mandates impacting staffing, or occurrences of the virus at a construction site although, to date, such impacts have not been material. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. Further, state and local governments have instituted, or such authorities or the federal government could in the future institute, vaccine mandates that apply to our associates in certain jurisdictions, which may impact our ability to operate our business in the ordinary course or result in an increased cost to do so. In addition, a significant number of our retail tenants were, and may in the future be, forced to close, either temporarily or completely, or operate on a limited basis as a result of COVID-19 and related government actions, including staffing challenges created thereby, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains that exists or may arise in the future), the creation and duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, including vaccine mandates, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, including as a result of COVID-19, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2022, approximately 60.8% of our total NOI was generated from communities located in Metropolitan D.C. (15.8%), Orange County, CA (11.9%), Boston, MA (10.8%), the San Francisco Bay Area, CA (7.9%), New York, NY (7.5%) and

Seattle, WA (6.9%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to such tenants being required not to operate, or to operate on a limited basis, due to the COVID-19 pandemic. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants have in the past experienced, and may in the future experience, financial distress or bankruptcy, or may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2022, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $669.3 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions customary that we believe are comparable to similarly situated companies, including within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives in the past have involved and in the future may involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of our common stock.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act of 1990 (the “Americans with Disabilities Act”) generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if our property was in compliance with the law.

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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. Future compliance with new laws and general applicability or applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of Our Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on Our Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations. In addition, if we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the per share trading price of our common stock.

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

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues to demand the use of sophisticated systems, software and technology. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements and our residents’ demands and expectations. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operations.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities required to comply with new regulations may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy our distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, and increase our financing costs and impact our ability to make distributions to our stockholders.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2022, we had approximately $379.2 million of variable rate indebtedness outstanding, which constitutes approximately 6.9% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s routinely evaluate our debt and have given us ratings on our senior unsecured debt, commercial paper program and preferred stock. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets, including our ability to access the commercial paper market.

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock.

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

Risks Related to Tax Laws

We Would Incur Adverse Tax Consequences if We Failed to Qualify as a REIT. We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

We Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which Are Subject to Certain Tax Risks. We have established and conduct a portion of our business through taxable REIT subsidiaries. Despite our qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because we are organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, but Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If either the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired. In addition, even if the 90% test were met if the Operating Partnership or the DownREIT Partnership were a publicly traded partnership, there could be adverse tax impacts for certain limited partners.

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations, including as a result of the COVID-19 pandemic. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity or geopolitical events (including the ongoing war between Russia and Ukraine), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

We May Change the Dividend Policy for Our Common Stock in the Future. The decision to declare and pay dividends on our common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have an adverse effect on the market price of our common stock.

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

Limitations on Share Ownership and Limitations on the Ability of our Stockholders to Effect a Change in Control of Our Company Restrict the Transferability of our Stock and May Prevent Takeovers That are Beneficial to our Stockholders. One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. Absent such an exemption from our board of directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, will be considered null and void, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

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

During the three months ended March 31, 2022, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended March 31, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
January 1, 2022 through January 31, 2022	—	—	—	14,439
February 1, 2022 through February 28, 2022	—	—	—	14,439
March 1, 2022 through March 31, 2022	—	—	—	14,439
Balance as of March 31, 2022	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2022, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2022 through January 31, 2022	15	$59.53	N/A	N/A
February 1, 2022 through February 28, 2022	31	54.85	N/A	N/A
March 1, 2022 through March 31, 2022	—	—	N/A	N/A
Total	46	$56.40
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 27, 2022	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)