Form 10-Q
period 2022-06-30
UDR, Inc.
filed 2022-07-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 25, 2022 was 324,923,275.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$14,872,687	$14,352,234
Less: accumulated depreciation	(5,443,351)	(5,136,589)
Real estate held for investment, net	9,429,336	9,215,645
Real estate under development (net of accumulated depreciation of $1,744 and $507, respectively)	399,029	388,062
Total real estate owned, net of accumulated depreciation	9,828,365	9,603,707

Cash and cash equivalents	921	967
Restricted cash	27,768	27,451
Notes receivable, net	37,548	26,860
Investment in and advances to unconsolidated joint ventures, net	691,864	702,461
Operating lease right-of-use assets	195,755	197,463
Other assets	214,765	216,311
Total assets	$10,996,986	$10,775,220

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,054,836	$1,057,380
Unsecured debt, net	4,462,398	4,355,407
Operating lease liabilities	190,881	192,488
Real estate taxes payable	36,791	33,095
Accrued interest payable	45,917	45,980
Security deposits and prepaid rent	53,476	55,441
Distributions payable	132,793	124,729
Accounts payable, accrued expenses, and other liabilities	137,095	136,954
Total liabilities	6,114,187	6,001,474

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,013,165	1,299,442

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at June 30, 2022 and December 31, 2021:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,695,363 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	44,764	44,764
Series F; 12,455,650 and 12,582,575 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at June 30, 2022 and December 31, 2021:
324,900,864 and 318,149,635 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,249	3,181
Additional paid-in capital	7,243,825	6,884,269
Distributions in excess of net income	(3,426,760)	(3,485,080)
Accumulated other comprehensive income/(loss), net	4,345	(4,261)
Total stockholders’ equity	3,869,424	3,442,874
Noncontrolling interests	210	31,430
Total equity	3,869,634	3,474,304
Total liabilities and equity	$10,996,986	$10,775,220

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES:
Rental income	$367,748	$309,116	$723,929	$608,942
Joint venture management and other fees	1,419	2,232	2,504	3,847
Total revenues	369,167	311,348	726,433	612,789
OPERATING EXPENSES:
Property operating and maintenance	60,405	51,335	118,889	102,716
Real estate taxes and insurance	52,788	49,145	106,552	96,532
Property management	11,952	9,273	23,528	18,268
Other operating expenses	5,027	4,373	9,739	8,808
Real estate depreciation and amortization	167,584	146,169	331,206	290,257
General and administrative	16,585	15,127	31,493	27,863
Casualty-related charges/(recoveries), net	1,074	(2,463)	309	3,114
Other depreciation and amortization	3,016	2,602	6,091	5,203
Total operating expenses	318,431	275,561	627,807	552,761
Gain/(loss) on sale of real estate owned	—	—	—	50,829
Operating income	50,736	35,787	98,626	110,857

Income/(loss) from unconsolidated entities	(11,229)	9,751	(5,817)	14,673
Interest expense	(36,832)	(35,404)	(72,748)	(113,560)
Interest income and other income/(expense), net	3,001	2,536	561	4,593
Income/(loss) before income taxes	5,676	12,670	20,622	16,563
Tax (provision)/benefit, net	(312)	(135)	(655)	(754)
Net income/(loss)	5,364	12,535	19,967	15,809
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(272)	(807)	(1,151)	(961)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(27)	(24)
Net income/(loss) attributable to UDR, Inc.	5,084	11,720	18,789	14,824
Distributions to preferred stockholders — Series E (Convertible)	(1,109)	(1,057)	(2,201)	(2,113)
Net income/(loss) attributable to common stockholders	$3,975	$10,663	$16,588	$12,711

Income/(loss) per weighted average common share:
Basic	$0.01	$0.04	$0.05	$0.04
Diluted	$0.01	$0.04	$0.05	$0.04

Weighted average number of common shares outstanding:
Basic	318,351	296,589	318,181	296,564
Diluted	319,572	297,542	319,592	297,221

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income/(loss)	$5,364	$12,535	$19,967	$15,809
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,748	(94)	8,941	34
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(102)	428	285	873
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,646	334	9,226	907
Comprehensive income/(loss)	7,010	12,869	29,193	16,716
Comprehensive (income)/loss attributable to noncontrolling interests	(386)	(836)	(1,798)	(1,049)
Comprehensive income/(loss) attributable to UDR, Inc.	$6,624	$12,033	$27,395	$15,667

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2022	$44,765	$3,184	$6,891,707	$(3,549,788)	$2,805	$210	$3,392,883
Net income/(loss) attributable to UDR, Inc.	—	—	—	5,084	—	—	5,084
Other comprehensive income/(loss)	—	—	—	—	1,540	—	1,540
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,816	—	—	—	1,816
Issuance of common shares through public offering, net	—	65	350,302	—	—	—	350,367
Common stock distributions declared ($0.38 per share)	—	—	—	(123,463)	—	—	(123,463)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,109)	—	—	(1,109)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	242,516	—	—	242,516
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	18,789	—	—	18,789
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	8,606	—	8,606
Issuance/(forfeiture) of common and restricted shares, net	—	1	775	—	—	—	776
Issuance of common shares through public offering, net	—	65	350,203	—	—	—	350,268
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	8,578	—	—	—	8,580
Common stock distributions declared ($0.76 per share)	—	—	—	(244,531)	—	—	(244,531)
Preferred stock distributions declared-Series E ($0.8228 per share)	—	—	—	(2,201)	—	—	(2,201)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	286,263	—	—	286,263
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2021	$44,765	$2,968	$5,885,682	$(2,923,073)	$(8,614)	$14,673	$3,016,401
Net income/(loss) attributable to UDR, Inc.	—	—	—	11,720	—	—	11,720
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	8	8
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	6,222	6,222
Other comprehensive income/(loss)	—	—	—	—	313	—	313
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,707	—	—	—	1,707
Issuance of common shares through public offering, net	—	—	(393)	—	—	—	(393)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	842	—	—	—	842
Common stock distributions declared ($0.3625 per share)	—	—	—	(107,609)	—	—	(107,609)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,057)	—	—	(1,057)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(122,981)	—	—	(122,981)
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	14,824	—	—	14,824
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	16	16
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(3,379)	(3,379)
Other comprehensive income/(loss)	—	—	—	—	843	—	843
Issuance/(forfeiture) of common and restricted shares, net	—	1	1,510	—	—	—	1,511
Issuance of common shares through public offering, net	—	—	(393)	—	—	—	(393)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	5,338	—	—	—	5,339
Common stock distributions declared ($0.725 per share)	—	—	—	(215,260)	—	—	(215,260)
Preferred stock distributions declared-Series E ($0.7850 per share)	—	—	—	(2,113)	—	—	(2,113)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(254,681)	—	—	(254,681)
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income/(loss)	$19,967	$15,809
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	337,297	295,460
(Gain)/loss on sale of real estate owned	—	(50,829)
(Income)/loss from unconsolidated entities	5,817	(14,673)
Return on investment in unconsolidated joint ventures and partnerships	14,306	16,597
Amortization of share-based compensation	13,815	11,310
Loss on extinguishment of debt, net	—	41,950
Other	12,064	15,754
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	3,954	925
Increase/(decrease) in operating liabilities	(9,133)	(2,146)
Net cash provided by/(used in) operating activities	398,087	330,157

Investing Activities
Acquisition of real estate assets	(341,149)	(295,301)
Proceeds from sales of real estate investments, net	—	154,857
Development of real estate assets	(118,970)	(74,515)
Capital expenditures and other major improvements — real estate assets	(74,689)	(66,103)
Capital expenditures — non-real estate assets	(12,374)	(7,154)
Investment in unconsolidated joint ventures and partnerships	(91,870)	(53,706)
Distributions received from unconsolidated joint ventures and partnerships	75,711	33,345
Purchase deposits on pending acquisitions	(1,000)	(5,100)
Repayment/(issuance) of notes receivable, net	(10,742)	(1,060)
Net cash provided by/(used in) investing activities	(575,083)	(314,737)

Financing Activities
Payments on secured debt	(565)	(543)
Payments on unsecured debt	—	(300,000)
Net proceeds from the issuance of unsecured debt	—	298,776
Net proceeds/(repayment) of commercial paper	105,000	280,000
Net proceeds/(repayment) of revolving bank debt	1,381	(706)
Proceeds from the issuance of common shares through public offering, net	350,268	—
Distributions paid to redeemable noncontrolling interests	(17,077)	(16,899)
Distributions paid to preferred stockholders	(2,167)	(2,109)
Distributions paid to common stockholders	(236,398)	(214,433)
Payment of prepayment and extinguishment costs	—	(40,769)
Other	(23,175)	(6,838)
Net cash provided by/(used in) financing activities	177,267	(3,521)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	271	11,899
Cash, cash equivalents, and restricted cash, beginning of year	28,418	24,171
Cash, cash equivalents, and restricted cash, end of period	$28,689	$36,070

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$71,895	$71,006
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,251	6,251
Cash paid/(refunds received) for income taxes	663	3,013
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$201,296
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	—	25,000
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	—	24,869
Redeemable long-term incentive plan units	44,373	14,576
Development costs and capital expenditures incurred, but not yet paid	48,623	38,541
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (142,984 shares in 2022 and 136,206 shares in 2021)	8,580	5,339
Distribution of equity securities from unconsolidated real estate technology investments	13,114	—

Dividends declared, but not yet paid	132,793	116,688

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$967	$1,409
Restricted cash	27,451	22,762
Total cash, cash equivalents, and restricted cash as shown above	$28,418	$24,171
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$921	$3,370
Restricted cash	27,768	32,700
Total cash, cash equivalents, and restricted cash as shown above	$28,689	$36,070

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At June 30, 2022, our consolidated apartment portfolio consisted of 162 communities with a total of 54,314 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 6,775 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,938 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2022, there were 186.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million OP Units (including 0.1 million of general partnership units), or 94.7%, were owned by UDR and 9.8 million OP Units, or 5.3%, were owned by outside limited partners. As of June 30, 2022, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 20.8 million, or 64.2%, were owned by UDR and its subsidiaries and 11.6 million, or 35.8%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022 and 2021, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 5, Joint Ventures and Partnerships.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

JUNE 30, 2022

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended June 30, 2022 and 2021, the Company recorded net credit recoveries/(losses) of $0.1 million and less than $(0.1) million, respectively, on the Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, the Company recorded net credit recoveries/(losses) of $0.1 million and less than ($0.1) million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2022	2022	2021
Note due May 2022 (a)	N/A	$—	$2,760
Note due December 2023 (b)	10.00%	28,299	24,235
Note due December 2026 (c)	11.00%	7,938	—
Note due December 2026 (d)	11.00%	—	—
Note due June 2027 (e)	18.00%	1,500	—
Notes Receivable		37,737	26,995
Allowance for credit losses		(189)	(135)
Total notes receivable, net		$37,548	$26,860

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

(a)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million. The note was secured by a parcel of land located in Kissimmee, Florida. In March 2022, the unaffiliated third party repaid the $2.8 million secured note in full.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $31.4 million. During 2022, the terms of this secured note were amended to increase the aggregate commitment from $25.4 million to $31.4 million and to extend the maturity date to December 2023. Interest payments are due monthly, with the exception of payments from June 2022 to December 2023, which will accrue and be due at maturity of the note. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2023.
(c)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million, of which $7.9 million was funded during the six months ended June 30, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million, none of which was funded during the six months ended June 30, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	In June 2022, the Company and a syndicate of lenders entered into a $16.0 million secured credit facility with an unaffiliated third party. The Company’s share of the facility was $1.5 million, all of which was funded during the six months ended June 30, 2022. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $0.7 million and $2.0 million of interest income for the notes receivable described above during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $4.0 million of interest income for the notes receivable described above during the six months ended June 30, 2022 and 2021, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2022 and 2021, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2022 and 2021 was $0.1 million and less than $0.1 million, respectively, and during the six months ended June 30, 2022 and 2021, $0.6 million and less than $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2022 and December 31, 2021, UDR’s net deferred tax asset/(liability) was ($0.8) million and ($0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2022. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2018 through 2020 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

During the three and six months ended June 30, 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company increased its reserve by approximately $0.9 million for multifamily tenant lease receivables and approximately $0.2 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended June 30, 2022. For the six months ended June 30, 2022, the Company reduced its reserve by approximately $0.4 million for multifamily tenant lease receivables and approximately $1.0 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $1.1 million increase to Rental income and a $0.3 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the six months ended June 30, 2022. The impact to deferred leasing commissions was not material for the three and six months ended June 30, 2022.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2022, the Company owned and consolidated 162 communities in 13 states plus the District of Columbia totaling 54,314 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Land	$2,497,899	$2,342,385
Depreciable property — held and used:
Land improvements	245,963	241,905
Building, improvements, and furniture, fixtures and equipment	12,078,812	11,717,931
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	77,080	74,399
Building, improvements, and furniture, fixtures and equipment	323,693	314,170
Real estate owned	15,273,460	14,740,803
Accumulated depreciation (a)	(5,445,095)	(5,137,096)
Real estate owned, net	$9,828,365	$9,603,707
(a)	Accumulated depreciation is inclusive of $11.6 million and $8.8 million of accumulated amortization related to real estate intangible assets as of June 30, 2022 and December 31, 2021, respectively.

Acquisitions

In April 2022, the Company acquired a to-be-developed parcel of land located in Fort Lauderdale, Florida for approximately $16.0 million.

In June 2022, the Company acquired a 434 apartment home operating community located in Danvers, Massachusetts for approximately $207.5 million. The Company increased its real estate assets owned by approximately $203.7 million and recorded $3.8 million of in-place lease intangibles.

In June 2022, the Company acquired three contiguous to-be-developed parcels of land located in Dallas, Texas for approximately $90.2 million.

In June 2022, the Company acquired a to-be-developed parcel of land, which included two operating retail components, located in Riverside, California for approximately $29.0 million. The Company increased its real estate assets owned by approximately $28.2 million and recorded $0.8 million of in-place lease intangibles.

Dispositions

The Company did not have any dispositions during the six months ended June 30, 2022.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2022 and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

2021, were $4.7 million and $2.2 million, respectively, and $10.2 million and $6.8 million, respectively, for the six months ended June 30, 2022 and 2021. Total capitalized interest was $3.7 million and $2.2 million, respectively, for the three months ended June 30, 2022 and 2021, and $6.9 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Six Months Ended
	Location of	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Ventures	Properties	2022	2022	2022	2021	2022	2021	2022	2021	2022	2021
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$22,322	$23,880	50.0%	50.0%	$(508)	$(839)	$(1,133)	$(1,314)
UDR/MetLife II	Various	7	1,250	178,013	181,023	50.0%	50.0%	416	(153)	516	(2,837)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	59,062	66,012	50.6%	50.6%	(1,708)	(3,367)	(3,822)	(6,752)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$259,397	$270,915			$(1,800)	$(4,359)	$(4,439)	$(10,903)

							Income/(loss) from investments
					Investment at		Three Months Ended		Six Months Ended
Developer Capital Program			Years To	UDR	June 30,	December 31,	June 30,		June 30,
and Real Estate Technology Investments (b)	Location	Rate	Maturity	Commitment (c)	2022	2021	2022	2021	2022	2021
Preferred equity investments:
Junction	Santa Monica, CA	12.0%	0.1	$8,800	$13,987	$13,183	$410	$364	$804	$714
1532 Harrison	San Francisco, CA	11.0%	0.3	24,645	34,645	35,248	—	963	(6)	1,892
1200 Broadway (d) (e)	Nashville, TN	N/A	—	—	—	61,326	—	1,727	11,893	3,099
1300 Fairmount (e)	Philadelphia, PA	8.5%	1.1	51,393	67,557	64,780	1,410	1,275	2,776	2,531
Modera Lake Merritt (e)	Oakland, CA	9.0%	1.8	27,250	35,357	33,828	773	714	1,529	1,405
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	2.6	20,059	23,798	22,764	526	481	1,034	918
Vernon Boulevard (e)	Queens, NY	13.0%	3.0	40,000	51,402	48,210	1,630	1,431	3,191	2,804
Makers Rise (e)	Herndon, VA	9.0%	3.5	30,208	32,557	22,828	718	171	1,362	268
121 at Watters (e)	Allen, TX	9.0%	3.7	19,843	21,519	14,134	475	226	869	229
Infield Phase I	Kissimmee, FL	14.0%	1.9	16,044	15,740	—	450	—	536	—
Upton Place	Washington, D.C.	9.7%	5.4	52,163	51,814	29,566	1,069	—	1,745	—
Meetinghouse (f)	Portland, OR	8.25%	4.7	11,600	11,843	—	224	—	227	—
Heirloom (g)	Portland, OR	8.25%	4.9	16,185	16,200	—	15	—	15	—
Real estate technology investments:
RETV I (h)	N/A	N/A	N/A	18,000	29,192	71,464	(16,440)	6,055	(26,550)	8,106
RETV II	N/A	N/A	N/A	18,000	8,729	8,130	(612)	163	(726)	62
RET Strategic Fund (i)	N/A	N/A	N/A	25,000	7,462	—	(77)	—	(77)	—
RET ESG (j)	N/A	N/A	N/A	10,000	4,012	—	—	—	—	—
Total Preferred Equity Investments and Real Estate Technology Investments					425,814	425,461	(9,429)	13,570	(1,378)	22,028

Sold joint ventures and other investments					—	—	—	540	—	3,548

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$685,211	$696,376	$(11,229)	$9,751	$(5,817)	$14,673
(a)	As of June 30, 2022 and December 31, 2021, the Company’s negative investment in 13th and Market Properties LLC of $6.7 million and $6.1 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)	In January 2022, the joint venture sold its community, a 313 apartment home operating community located in Nashville, Tennessee, for a sales price of approximately $294.0 million. As a result, the Company recorded variable upside participation on the sale of approximately $10.6 million, net of associated costs.
(e)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(f)	In March 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 232 apartment home community in Portland, Oregon. The Company’s preferred equity investment

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

of $11.6 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(g)	In June 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 286 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $16.2 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(h)	The Company recognized $(16.4) million and $6.1 million of investment income/(loss) from RETV I for the three months ended June 30, 2022 and 2021, respectively, and $(26.6) million and $8.1 million of investment income/(loss) from RETV I for the six months ended June 30, 2022 and 2021, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”). In 2021, SmartRent, a provider of smart home automation solutions, went public through a merger with a publicly traded special purpose acquisition company. As a result, SmartRent began trading on the New York Stock Exchange under the ticker symbol “SMRT.” Due to the merger, all shares of SmartRent that RETV I held were converted to publicly traded SmartRent shares based on a pre-determined conversion factor. Following the merger and stock conversion, RETV I began recording its investment in SmartRent based on the share price at the end of the applicable reporting period.
(i)	In January 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $25.0 million. The Company funded $7.5 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.
(j)	In April 2022, the Company entered into a real estate technology ESG investment as a limited partner, for a total commitment of $10.0 million. The Company funded $4.0 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.

In July 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate 14 communities located in various cities across the United States. The Company’s preferred equity investment of $102.0 million will earn a preferred return of 8.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and will account for it under the equity method of accounting.

As of June 30, 2022 and December 31, 2021, the Company had deferred fees of $8.4 million and $8.7 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.4 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.5 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2022 and 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total real estate, net	$2,258,126	$2,043,158
Real estate assets held for sale	—	168,668
Investments, at fair value	253,753	460,241
Cash and cash equivalents	37,810	22,891
Other assets	122,422	28,948
Total assets	$2,672,111	$2,723,906

Third party debt, net	$1,296,626	$1,215,918
Liabilities held for sale	—	106,990
Accounts payable and accrued liabilities	163,613	51,689
Total liabilities	1,460,239	1,374,597
Total equity	$1,211,872	$1,349,309

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$35,189	$32,006	$72,358	$64,143
Property operating expenses	16,549	16,745	34,479	33,855
Real estate depreciation and amortization	16,636	16,144	34,456	32,597
Gain/(loss) on sale of property	—	—	127,542	34,757
Operating income/(loss)	2,004	(883)	130,965	32,448
Interest expense	(8,637)	(7,460)	(16,769)	(19,594)
Net realized gain/(loss) on held investments	70,318	83	76,622	2,577
Net unrealized gain/(loss) on held investments	(217,149)	38,267	(238,641)	44,261
Other income/(loss)	(175)	(14)	(399)	(1,671)
Net income/(loss)	$(153,639)	$29,993	$(48,222)	$58,021

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, the Operating lease right-of-use assets were $195.8 million and $197.5 million, respectively, and the Operating lease liabilities were $190.9 million and $192.5 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.9 years and 43.2 years at June 30, 2022 and December 31, 2021, respectively, and the weighted average discount rate was 5.0% at both June 30, 2022 and December 31, 2021.

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2022 are as follows (dollars in thousands):

Ground Leases
2022	$6,220
2023	12,442
2024	12,442
2025	12,442
2026	12,442
Thereafter	430,337
Total future minimum lease payments (undiscounted)	486,325
Difference between future undiscounted cash flows and discounted cash flows	(295,444)
Total operating lease liabilities (discounted)	$190,881

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense:
Contractual lease expense	$3,223	$3,230	$6,534	$6,460
Variable lease expense (a)	27	27	53	56
Total operating lease expense (b)(c)	$3,250	$3,257	$6,587	$6,516
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s income.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.5 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million of total operating lease expense during the six months ended June 30, 2022 and 2021, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2022, our apartment home leases generally have initial terms of 12 months or less. As of June 30, 2022, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of June 30, 2022 are as follows (dollars in thousands):

Retail and Commercial Leases
2022	$12,518
2023	25,525
2024	23,429
2025	20,282
2026	17,535
Thereafter	76,908
Total future minimum lease payments (a)	$176,197
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2022 and December 31, 2021 (dollars in thousands):

	Principal Outstanding		As of June 30, 2022
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2022	2021	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,006,199	$1,006,762	3.42%	5.9	14
Deferred financing costs and other non-cash adjustments (b)	21,694	23,678
Total fixed rate secured debt, net	1,027,893	1,030,440	3.42%	5.9	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	1.51%	9.7	1
Deferred financing costs	(57)	(60)
Total variable rate secured debt, net	26,943	26,940	1.51%	9.7	1
Total Secured Debt, net	1,054,836	1,057,380	3.37%	6.0	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	3.6
Borrowings outstanding under unsecured commercial paper program due July 2022 (e) (m)	325,000	220,000	1.71%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	30,927	29,546	2.56%	1.5
Term Loan due January 2027 (d) (m)	35,000	35,000	1.91%	4.6
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	315,000	315,000	1.02%	4.6
8.50% Debentures due September 2024	15,644	15,644	8.50%	2.2
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	4.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $353 and $388, respectively) (h) (m)	299,647	299,612	4.03%	5.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $657 and $717, respectively) (m)	299,343	299,283	3.50%	5.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $4, respectively) (i) (m)	299,996	299,996	4.27%	6.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $10,353 and $11,040, respectively) (j) (m)	610,353	611,040	3.32%	7.5
3.00% Medium-Term Notes due August 2031 (net of premiums/discounts of $10,900 and $11,498, respectively) (k) (m)	610,900	611,498	3.01%	9.1
2.10% Medium-Term Notes due August 2032 (net of discounts of $355 and $373, respectively) (m)	399,645	399,627	2.10%	10.1
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,290 and $1,351, respectively) (m)	348,710	348,649	1.90%	10.7
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,090 and $1,140, respectively) (m)	298,910	298,860	2.10%	11.0
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,089 and $1,133, respectively) (l) (m)	298,911	298,867	3.13%	12.3
Other	6	7
Deferred financing costs	(25,594)	(27,222)
Total Unsecured Debt, net	4,462,398	4,355,407	2.78%	7.3
Total Debt, net	$5,517,234	$5,412,787	2.85%	7.1

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2022, secured debt encumbered 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2022, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended June 30, 2022 and 2021, the Company had $1.1 million and $1.0 million, respectively, and during the six months ended June 30, 2022 and 2021, the Company had $2.2 million and $1.7 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $24.8 million and $27.0 million at June 30, 2022 and December 31, 2021, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2022, the variable interest rate on the mortgage note was 1.51%.
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

JUNE 30, 2022

lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	13,068
Maximum daily borrowings during the period ended	—	305,000
Weighted average interest rate during the period ended	—%	0.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.6 million of letters of credit at June 30, 2022 and December 31, 2021, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	325,000	220,000
Weighted average daily borrowings during the period ended	361,768	419,563
Maximum daily borrowings during the period ended	700,000	700,000
Weighted average interest rate during the period ended	0.9%	0.2%
Interest rate at end of the period	1.7%	0.3%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	30,927	29,546
Weighted average daily borrowings during the period ended	9,776	10,473
Maximum daily borrowings during the period ended	41,168	46,038
Weighted average interest rate during the period ended	1.3%	0.9%
Interest rate at end of the period	2.6%	0.9%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 2.89%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2022 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2022	$577	$—	$577	$325,000	(a)	$325,577
2023	1,242	—	1,242	—		1,242
2024	96,747	—	96,747	46,571		143,318
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
Thereafter	—	27,000	27,000	1,350,000		1,377,000
Subtotal	1,006,199	27,000	1,033,199	4,471,571		5,504,770
Non-cash (b)	21,694	(57)	21,637	(9,173)		12,464
Total	$1,027,893	$26,943	$1,054,836	$4,462,398		$5,517,234
(a)	All unsecured debt due in the remainder of 2022 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $1.2 million, respectively, during the three months ended June 30, 2022 and 2021, and $1.9 million and $2.4 million, respectively, during the six months ended June 30, 2022 and 2021, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for income/(loss) per share:
Net income/(loss)	$5,364	$12,535	$19,967	$15,809
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(272)	(807)	(1,151)	(961)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(27)	(24)
Net income/(loss) attributable to UDR, Inc.	5,084	11,720	18,789	14,824
Distributions to preferred stockholders — Series E (Convertible)	(1,109)	(1,057)	(2,201)	(2,113)
Income/(loss) attributable to common stockholders - basic and diluted	$3,975	$10,663	$16,588	$12,711

Denominator for income/(loss) per share:
Weighted average common shares outstanding	318,613	296,842	318,454	296,821
Non-vested restricted stock awards	(262)	(253)	(273)	(257)
Denominator for basic income/(loss) per share	318,351	296,589	318,181	296,564
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	1,221	953	1,411	657
Denominator for diluted income/(loss) per share	319,572	297,542	319,592	297,221

Income/(loss) per weighted average common share:
Basic	$0.01	$0.04	$0.05	$0.04
Diluted	$0.01	$0.04	$0.05	$0.04

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2022 and 2021, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of June 30, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

In June 2022, the Company settled all 4.4 million shares under the outstanding forward sales agreements under its ATM program at a weighted average forward price per share of $52.46, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock over the term

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

of the agreements and commissions paid to sales agents of approximately $7.5 million, for net proceeds of $230.9 million.

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. In June 2022, the Company settled 2.1 million shares under the forward sales agreements at a forward price per share of $57.18, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $120.1 million. As of June 30, 2022, 4.9 million shares under the forward sale agreements had not been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

As described above, during the six months ended June 30, 2022, the Company settled 6.5 million shares in aggregate under previously announced forward sales agreements including under the ATM program for net proceeds of $351.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $350.3 million.

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

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OP/DownREIT Units	21,534	22,550	21,534	22,474
Convertible preferred stock	2,918	2,918	2,918	2,918
Unvested LTIP Units and unvested restricted stock	1,221	953	1,411	657

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2021	$1,299,442
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(286,263)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(29,185)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,151
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,973)
Redeemable Long-Term Incentive Plan Units	44,373
Allocation of other comprehensive income/(loss)	620
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2022	$1,013,165

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million during each of the three months ended June 30, 2022 and 2021, and less than ($0.1) million during each of the six months ended June 30, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2022 and December 31, 2021, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$37,548	$38,281	$—	$—	$38,281
Equity securities (c)	12,466	12,466	12,466	—	—
Derivatives - Interest rate contracts (d)	11,760	11,760	—	11,760	—
Total assets	$61,774	$62,507	$12,466	$11,760	$38,281

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,030,973	$956,547	$—	$—	$956,547
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	30,927	30,927	—	—	30,927
Commercial paper program	325,000	325,000	—	—	325,000
Unsecured notes	4,132,065	3,588,514	—	—	3,588,514
Total liabilities	$5,545,965	$4,927,988	$—	$—	$4,927,988

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,013,165	$1,013,165	$—	$1,013,165	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

			Fair Value at December 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,860	$27,372	$—	$—	$27,372
Equity securities (c)	3,230	3,230	—	—	3,230
Derivatives - Interest rate contracts (d)	3,279	3,279	—	3,279	—
Total assets	$33,369	$33,881	$—	$3,279	$30,602

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,033,764	$1,032,582	$—	$—	$1,032,582
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	29,546	29,546	—	—	29,546
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	4,133,083	4,199,363	—	—	4,199,363
Total liabilities	$5,443,393	$5,508,491	$—	$—	$5,508,491

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,299,442	$1,299,442	$—	$1,299,442	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent, that was previously subject to a lock-up restriction on selling or transferring the investment, which expired in February 2022. The investment is valued at the market price on June 30, 2022 and as of December 31, 2021, was valued at the market price on December 31, 2021 less an illiquidity discount of 15.0%. Since the lock-up restriction expired, the Company currently classifies the investment as Level 1 in the fair value hierarchy. The Company previously classified the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction. During the six months ended June 30, 2022, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

Other than described in footnote (c) above, there were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2022.

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

JUNE 30, 2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

JUNE 30, 2022

designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2023, the Company estimates that an additional $1.8 million will be reclassified as an increase to Interest expense.

As of June 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps (a)	4	$334,880
(a)	In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps with a total notional value of $175.0 million that became effective in July 2022 upon maturity of $315.0 million of the notional value of the interest rate swaps included above.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2022, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	$11,760	$3,279	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021	2022	2021
Three Months Ended June 30,
Interest rate products	$1,748	$(94)	$102	$(428)	$—	$—

Six Months Ended June 30,
Interest rate products	$8,941	$34	$(285)	$(873)	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total amount of Interest expense presented on the Consolidated Statements of Operations	$36,832	$35,404	$72,748	$113,560

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2022	$11,760	$—	$11,760	$—	$—	$11,760

December 31, 2021	$3,279	$—	$3,279	$—	$—	$3,279
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2022	$—	$—	$—	$—	$—	$—

December 31, 2021	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $7.4 million and $6.4 million during the three months ended June 30, 2022 and 2021, respectively, and $13.8 million and $11.3 million during the six months ended June 30, 2022 and 2021, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at June 30, 2022 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	6	$400,773		$198,727
Unconsolidated joint ventures and partnerships:
Preferred equity investments	2	67,554	(b)	3,199	(b)
Real estate technology investments:
RETV I (c)	-	29,192		5,220
RETV II	-	8,729		9,000
RET Strategic Fund	-	7,462		17,500
Climate Technology Funds (d)	-	4,324		5,661
RET ESG Fund (e)	-	4,012		6,000
Total		$522,046		$245,307
(a)	Represents UDR’s investment as of June 30, 2022.
(b)	Represents UDR’s investment in and remaining commitment for Infield Phase I and Upton Place, which are under development as of June 30, 2022.
(c)	Includes the impact of unrealized losses for the six months ended June 30, 2022, which primarily relate to a decrease in SmartRent's public share price. (See Note 5, Joint Ventures and Partnerships).
(d)	In March 2022, the Company committed to invest $10.0 million in climate technology funds and funded $4.3 million. As of June 30, 2022, the investment is recorded in Other Assets on the Consolidated Balance Sheets.
(e)	In April 2022, the Company committed to invest $10.0 million in an ESG technology fund and funded $4.0 million. As of June 30, 2022, the investment is recorded in Other Assets on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held as of June 30, 2022. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2022 and 2021.

The following is a description of the principal streams from which the Company generates its revenue:

Lease Revenue

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2022 and 2021, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2022	2021	2022	2021
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$113,871	$101,219	$225,520	$200,985
Mid-Atlantic Region	66,629	63,239	132,322	124,933
Northeast Region	66,544	59,853	129,249	116,582
Southeast Region	46,185	39,873	90,505	78,639
Southwest Region	26,708	23,765	52,755	46,976
Non-Mature Communities/Other	35,869	11,861	71,162	23,141
Total segment and consolidated lease revenue	$355,806	$299,810	$701,513	$591,256

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$3,007	$2,599	$5,965	$5,306
Mid-Atlantic Region	2,877	2,147	5,239	4,041
Northeast Region	1,548	1,132	2,755	2,210
Southeast Region	2,121	1,965	3,914	3,601
Southwest Region	1,052	1,055	1,946	1,930
Non-Mature Communities/Other	1,337	408	2,597	598
Total segment and consolidated other revenue	$11,942	$9,306	$22,416	$17,686

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$116,878	$103,818	$231,485	$206,291
Mid-Atlantic Region	69,506	65,386	137,561	128,974
Northeast Region	68,092	60,985	132,004	118,792
Southeast Region	48,306	41,838	94,419	82,240
Southwest Region	27,760	24,820	54,701	48,906
Non-Mature Communities/Other	37,206	12,269	73,759	23,739
Total segment and consolidated rental income	$367,748	$309,116	$723,929	$608,942

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$88,301	$75,789	$173,938	$150,380
Mid-Atlantic Region	48,283	44,997	95,244	88,540
Northeast Region	44,769	38,456	85,611	73,665
Southeast Region	33,135	27,897	64,595	54,543
Southwest Region	17,689	15,315	35,029	30,150
Non-Mature Communities/Other	22,378	6,182	44,071	12,416
Total segment and consolidated NOI	254,555	208,636	498,488	409,694
Reconciling items:
Joint venture management and other fees	1,419	2,232	2,504	3,847
Property management	(11,952)	(9,273)	(23,528)	(18,268)
Other operating expenses	(5,027)	(4,373)	(9,739)	(8,808)
Real estate depreciation and amortization	(167,584)	(146,169)	(331,206)	(290,257)
General and administrative	(16,585)	(15,127)	(31,493)	(27,863)
Casualty-related (charges)/recoveries, net	(1,074)	2,463	(309)	(3,114)
Other depreciation and amortization	(3,016)	(2,602)	(6,091)	(5,203)
Gain/(loss) on sale of real estate owned	—	—	—	50,829
Income/(loss) from unconsolidated entities	(11,229)	9,751	(5,817)	14,673
Interest expense	(36,832)	(35,404)	(72,748)	(113,560)
Interest income and other income/(expense), net	3,001	2,536	561	4,593
Tax (provision)/benefit, net	(312)	(135)	(655)	(754)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(272)	(807)	(1,151)	(961)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(27)	(24)
Net income/(loss) attributable to UDR, Inc.	$5,084	$11,720	$18,789	$14,824
(a)	Same-Store Community population consisted of 47,734 apartment homes.
(b)	Same-Store Community population consisted of 47,434 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2022

The following table details the assets of UDR’s reportable segments as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,	December 31,
	2022	2021
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,317,878	$4,288,116
Mid-Atlantic Region	2,854,671	2,856,144
Northeast Region	3,435,760	3,422,846
Southeast Region	1,219,002	1,208,183
Southwest Region	908,531	900,931
Non-Mature Communities/Other	2,537,618	2,064,583
Total segment assets	15,273,460	14,740,803
Accumulated depreciation	(5,445,095)	(5,137,096)
Total segment assets — net book value	9,828,365	9,603,707
Reconciling items:
Cash and cash equivalents	921	967
Restricted cash	27,768	27,451
Notes receivable, net	37,548	26,860
Investment in and advances to unconsolidated joint ventures, net	691,864	702,461
Operating lease right-of-use assets	195,755	197,463
Other assets	214,765	216,311
Total consolidated assets	$10,996,986	$10,775,220
(a)	Same-Store Community population consisted of 47,734 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2022 and 2021, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects;
●	general economic conditions;
●	the impact of inflation/deflation;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates, including as a result of COVID-19;
●	the failure of acquisitions, developments or redevelopments to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	the availability of capital and the stability of the capital markets;
●	changes in job growth, home affordability and the demand/supply ratio for multifamily housing;
●	the failure of automation or technology to help grow net operating income;
●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

●	delays in completing developments and lease-ups on schedule or at expected rent and occupancy levels;
●	our failure to succeed in new markets;
●	risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;
●	changing interest rates, which could increase interest costs and affect the market price of our securities;
●	potential liability for environmental contamination, which could result in substantial costs to us;
●	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
●	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and
●	changes in real estate laws, tax laws, rent control or stabilization laws or other laws affecting our business.

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

At June 30, 2022, our consolidated real estate portfolio included 162 communities in 13 states plus the District of Columbia totaling 54,314 apartment homes. In addition, we have an ownership interest in 6,775 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,938 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and six months ended June 30, 2022, was 47,734 and 47,434, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2022:

		June 30, 2022			Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,685	9.5%	$1,452,035	96.6%	$2,823	96.9%	$2,778
San Francisco, CA	11	2,764	5.9%	904,093	96.3%	3,297	96.6%	3,249
Seattle, WA	14	2,726	6.3%	961,267	97.6%	2,663	97.6%	2,624
Los Angeles, CA	4	1,225	3.1%	469,664	96.5%	3,044	96.5%	3,010
Monterey Peninsula, CA	7	1,567	1.2%	190,293	96.5%	2,111	96.6%	2,155
Other Southern California	3	821	1.5%	218,608	97.1%	2,656	97.2%	2,620
Portland, OR	3	752	0.8%	121,918	97.9%	1,920	97.5%	1,912
Mid-Atlantic Region
Metropolitan D.C.	23	8,380	15.4%	2,351,220	97.4%	2,229	97.4%	2,206
Baltimore, MD	5	1,597	2.3%	344,896	97.1%	1,793	97.1%	1,783
Richmond, VA	4	1,359	1.0%	158,555	97.6%	1,658	97.7%	1,626
Northeast Region
Boston, MA	12	4,598	11.6%	1,777,054	96.7%	2,843	96.9%	2,883
New York, NY	6	2,318	10.2%	1,550,585	98.2%	4,093	98.2%	4,067
Philadelphia, PA	1	313	0.7%	108,121	97.3%	2,421	96.8%	2,420
Southeast Region
Tampa, FL	11	3,877	4.2%	646,275	96.8%	1,935	96.9%	1,889
Orlando, FL	9	2,500	1.6%	248,680	97.0%	1,672	97.0%	1,634
Nashville, TN	8	2,260	1.5%	231,200	97.5%	1,594	97.8%	1,556
Other Florida	1	636	0.6%	92,847	97.0%	2,060	97.4%	2,002
Southwest Region
Dallas, TX	11	3,866	3.8%	586,188	97.0%	1,678	97.1%	1,653
Austin, TX	4	1,272	1.2%	176,318	98.1%	1,778	97.9%	1,749
Denver, CO	1	218	1.0%	146,025	95.5%	3,568	96.1%	3,491
Total/Average Same-Store Communities	148	47,734	83.4%	12,735,842	97.1%	$2,377	97.2%	$2,350
Non-Mature, Commercial Properties & Other	14	6,217	14.0%	2,136,845
Total Real Estate Held for Investment	162	53,951	97.4%	14,872,687
Real Estate Under Development (b)	—	363	2.6%	400,773
Total Real Estate Owned	162	54,314	100.0%	15,273,460
Total Accumulated Depreciation				(5,445,095)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,828,365
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2022, the Company was developing six wholly-owned communities with a total of 1,540 apartment homes, 363 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held as of June 30, 2022. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of June 30, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

In June 2022, the Company settled all 4.4 million shares under the outstanding forward sales agreements under its ATM program at a weighted average forward price per share of $52.46, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock over the term of the agreements and commissions paid to sales agents of approximately $7.5 million, for net proceeds of $230.9 million.

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. In June 2022, the Company settled 2.1 million shares under the forward sales agreements at a forward price per share of $57.18, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $120.1 million. As of June 30, 2022, 4.9 million shares under the forward sale agreements had not been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

As described above, during the six months ended June 30, 2022, the Company settled 6.5 million shares in aggregate under previously announced forward sales agreements including under the ATM program for net proceeds of $351.0 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $350.3 million.

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

During the remainder of 2022, we have approximately $0.6 million of secured debt maturing, inclusive of principal amortization, and $325.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total real estate, net	$2,432,426	$2,262,108
Cash and cash equivalents	10	21
Operating lease right-of-use assets	197,049	198,835
Other assets	91,152	96,553
Total assets	$2,720,637	$2,557,517

Secured debt, net	$143,521	$143,745
Notes payable to UDR (a)	1,208,199	972,283
Operating lease liabilities	192,213	193,892
Other liabilities	122,575	108,076
Total liabilities	1,666,508	1,417,996
Total capital	$1,054,129	$1,139,521

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenue	$124,606	$107,418	$245,404	$212,954
Property operating expenses	(45,859)	(45,963)	(93,629)	(90,766)
Real estate depreciation and amortization	(38,182)	(38,125)	(75,056)	(78,348)
Operating income/(loss)	40,565	23,330	76,719	43,840
Interest expense (a)	(9,938)	(8,124)	(19,101)	(16,196)
Other income/(loss)	4,375	543	7,557	4,270
Net income/(loss)	$35,002	$15,749	$65,175	$31,914
(a)	All $1.2 billion and $972.3 million notes payable to UDR as of June 30, 2022 and December 31, 2021, respectively, and $9.4 million and $7.4 million of interest expense on notes payable to UDR for the three months ended June 30, 2022 and 2021, respectively, and $18.1 million and $14.8 million of interest expense on notes payable to UDR for the six months ended June 30, 2022 and 2021, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.

Operating Activities

For the six months ended June 30, 2022, our Net cash provided by/(used in) operating activities was $398.1 million, compared to $330.2 million for the comparable period in 2021. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, and NOI from additional operating communities, including those acquired in 2022 and 2021, partially offset by changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2022, Net cash provided by/(used in) investing activities was $(575.1) million, compared to $(314.7) million for the comparable period in 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from the sale of real estate, an increase in acquisitions during the current period, an increase in investments in unconsolidated joint ventures, an increase in spend for development of real estate assets, and an increase in capital expenditures and other major improvements, partially offset by an increase in distributions received from unconsolidated joint ventures and partnerships.

Acquisitions

In April 2022, the Company acquired a to-be-developed parcel of land located in Fort Lauderdale, Florida for approximately $16.0 million.

In June 2022, the Company acquired a 434 apartment home operating community located in Danvers, Massachusetts for approximately $207.5 million. The Company increased its real estate assets owned by approximately $203.7 million and recorded $3.8 million of in-place lease intangibles.

In June 2022, the Company acquired three contiguous to-be-developed parcels of land located in Dallas, Texas for approximately $90.2 million.

In June 2022, the Company acquired a to-be-developed parcel of land, which included two operating retail components, located in Riverside, California for approximately $29.0 million. The Company increased its real estate assets owned by approximately $28.2 million and recorded $0.8 million of in-place lease intangibles.

Dispositions

The Company did not have any dispositions during the six months ended June 30, 2022.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2022, total capital expenditures of $82.8 million, or $1,554 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $66.0 million, or $1,353 per stabilized home, for the comparable period in 2021.

The increase in total capital expenditures was primarily due to:

●	an increase of 44.2%, or $8.2 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;

●	an increase of 24.5%, or $5.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 13.5%, or $3.4 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2022 and 2021 (dollars in thousands except Per Home amounts):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Turnover capital expenditures	$7,282	$6,489	12.2%	$137	$133	3.0%
Asset preservation expenditures	21,745	19,094	13.9%	408	391	4.3%
Total recurring capital expenditures	29,027	25,583	13.5%	545	525	3.8%
NOI enhancing improvements (a)	25,472	20,459	24.5%	478	419	14.1%
Major renovations (b)	26,736	18,547	44.2%	502	380	32.1%
Operations platform	1,561	1,402	11.3%	29	29	—%
Total capital expenditures (c)	$82,796	$65,991	25.5%	$1,554	$1,353	14.9%
Repair and maintenance expense	$39,973	$32,070	24.6%	$750	$658	14.0%
Average home count (d)	53,306	48,772	9.3%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2022, our development pipeline consisted of six wholly-owned communities totaling 1,540 apartment homes, 363 of which have been completed, with a budget of $599.5 million, in which we have a gross carrying value of $400.8 million. The remaining homes are estimated to be completed between the third quarter of 2022 and the second quarter of 2024.

At June 30, 2022, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2022:

●	we made investments totaling $91.9 million in our unconsolidated joint ventures and partnerships, including contributions of $78.2 million to certain unconsolidated investments under our Developer Capital Program (“DCP”), each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $(5.8) million; and
●	we received cash distributions of $90.0 million, of which $14.3 million were operating cash flows and $75.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2022 and 2021.

Financing Activities

For the six months ended June 30, 2022, our Net cash provided by/(used in) financing activities was $177.3 million, compared to $(3.5) million for the comparable period of 2021.

The following significant financing activities occurred during the six months ended June 30, 2022:

●	settlement of 6.5 million shares of common stock under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $350.3 million;
●	net proceeds of $105.0 million on our unsecured commercial paper program; and
●	payment of $236.4 million of distributions to our common stockholders.

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

As of June 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit at June 30, 2022), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2022, we had $30.9 million of outstanding borrowings under the Working Capital Credit Facility, leaving $44.1 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2022.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2022, we had issued $325.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.71%, leaving $375.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $417.9 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2022. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2022 would increase by $2.4 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by/(used in) operating activities	$398,087	$330,157
Net cash provided by/(used in) investing activities	(575,083)	(314,737)
Net cash provided by/(used in) financing activities	177,267	(3,521)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $4.0 million ($0.01 per diluted share) for the three months ended June 30, 2022, as compared to $10.7 million ($0.04 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in depreciation expense of $21.4 million primarily due to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021; and
●	an increase in losses from unconsolidated entities of $21.0 million primarily due to $(16.4) million of investment income/(loss) from RETV I during the three months ended June 30, 2022, as compared to $6.1 million during the three months ended June 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”).

This was partially offset by:

●	an increase in total property NOI of $45.9 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2022 and 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses.

Net income/(loss) attributable to common stockholders was $16.6 million ($0.05 per diluted share) for the six months ended June 30, 2022, as compared to $12.7 million ($0.04 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $88.8 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2022 and 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses; and
●	a decrease in interest expense of $40.8 million primarily due to $42.0 million of extinguishment costs from the prepayment of debt during the six months ended June 30, 2021, as compared to none for the six months ended June 30, 2022.

This was partially offset by:

●	no gains recognized from the sale of real estate during the six months ended June 30, 2022, as compared to a gain of $50.8 million from the sale of an operating community located in Anaheim, California during the six months ended June 30, 2021;
●	an increase in depreciation expense of $40.9 million primarily due to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021; and
●	an increase in losses from unconsolidated entities of $20.5 million primarily due to $(26.6) million of investment income/(loss) from RETV I during the six months ended June 30, 2022 as compared to $8.1 million during the six months ended June 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2022	2021	% Change	2022	2021	% Change
Same-Store Communities:
Same-Store rental income	$330,542	$296,847	11.4%	$650,170	$585,203	11.1%
Same-Store operating expense (c)	(98,365)	(94,393)	4.2%	(195,753)	(187,925)	4.2%
Same-Store NOI	232,177	202,454	14.7%	454,417	397,278	14.4%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	18,750	2,958	NM *	39,528	5,191	NM *
Acquired communities NOI	902	—	N/A	902	—	N/A
Development communities NOI	(55)	(71)	(22.5)%	(495)	(71)	NM *
Non-residential/other NOI (e)	2,781	1,965	41.5%	4,136	4,094	1.0%
Sold and held for disposition communities NOI	—	1,330	(100.0)%	—	3,202	(100.0)%
Total Non-Mature Communities/Other NOI	22,378	6,182	262.0%	44,071	12,416	255.0%
Total property NOI	$254,555	$208,636	22.0%	$498,488	$409,694	21.7%

* Not meaningful

(a)	Same-Store consists of 47,734 apartment homes.
(b)	Same-Store consists of 47,434 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income/(loss) attributable to UDR, Inc.	$5,084	$11,720	$18,789	$14,824
Joint venture management and other fees	(1,419)	(2,232)	(2,504)	(3,847)
Property management	11,952	9,273	23,528	18,268
Other operating expenses	5,027	4,373	9,739	8,808
Real estate depreciation and amortization	167,584	146,169	331,206	290,257
General and administrative	16,585	15,127	31,493	27,863
Casualty-related charges/(recoveries), net	1,074	(2,463)	309	3,114
Other depreciation and amortization	3,016	2,602	6,091	5,203
(Gain)/loss on sale of real estate owned	—	—	—	(50,829)
(Income)/loss from unconsolidated entities	11,229	(9,751)	5,817	(14,673)
Interest expense	36,832	35,404	72,748	113,560
Interest income and other (income)/expense, net	(3,001)	(2,536)	(561)	(4,593)
Tax provision/(benefit), net	312	135	655	754
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	272	807	1,151	961
Net income/(loss) attributable to noncontrolling interests	8	8	27	24
Total property NOI	$254,555	$208,636	$498,488	$409,694

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held on June 30, 2022 consisted of 47,734 and 47,434 apartment homes and provided 91.2% and 91.2% of our total NOI for the three and six months ended June 30, 2022, respectively.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

NOI for our Same-Store Community properties increased 14.7%, or $29.7 million, for the three months ended June 30, 2022 compared to the same period in 2021. The increase in property NOI was attributable to an 11.4%, or $33.7 million, increase in property rental income, partially offset by a 4.2%, or $4.0 million, increase in operating expenses. The increase in property rental income was primarily driven by an 8.5%, or $24.3 million, increase in rental rates, a $7.3 million decrease in rent concessions and a 12.5%, or $4.1 million, increase in reimbursement and ancillary and fee income, partially offset by a $1.4 million increase in occupancy loss. Weighted average physical occupancy stayed the same at 97.1% and total monthly income per occupied home increased by 11.4% to $2,134.

The increase in operating expenses was primarily driven by a 14.6%, or $2.4 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 26.6%, or $1.2 million, increase in insurance expense due to increased claims, and a 7.9%, or $0.9 million, increase in utilities, which was primarily due an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 70.2% and 68.2% for the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

NOI for our Same-Store Community properties increased 14.4%, or $57.1 million, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in property NOI was attributable to an 11.1%, or $65.0 million, increase in property rental income, partially offset by a 4.2%, or $7.8 million, increase in operating expenses. The increase in property rental income was primarily driven by a 6.9%, or $39.1 million, increase in rental rates, a $4.2 million decrease in our bad debt expense related to multifamily tenant lease receivables, a $13.0 million decrease in rent concessions, a $1.1 million decrease in occupancy loss and an 11.2%, or $7.1 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy increased by 0.5% to 97.2% and total monthly income per occupied home increased by 10.6% to $2,350.

The increase in operating expenses was primarily driven by a 12.0%, or $3.8 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 31.9%, or $2.9 million, increase in insurance expense due to increased claims, and a 7.9%, or $1.9 million, increase in utilities, which was primarily due an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 69.9% and 67.9% for the six months ended June 30, 2022 and 2021, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

The remaining 8.8%, or $22.4 million, of our total NOI during the three months ended June 30, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 262.0%, or $16.2 million, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $15.8 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2022 and 2021, partially offset by a $1.3 million decrease in sold and held for disposition communities.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

The remaining 8.8%, or $44.1 million, of our total NOI during the six months ended June 30, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 255.0%, or $31.7 million, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $34.3 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2022 and 2021, partially offset by a $3.2 million decrease in sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended June 30, 2022 and 2021, the Company recognized real estate depreciation and amortization of $167.6 million and $146.2 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021.

For the six months ended June 30, 2022 and 2021, the Company recognized real estate depreciation and amortization of $331.2 million and $290.3 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021.

Gain/(Loss) on sale of real estate owned

During the six months ended June 30, 2022, the Company did not recognize any gains from the sale of real estate. During the six months ended June 30, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California.

Income/(loss) from unconsolidated entities

For the three months ended June 30, 2022 and 2021, the Company recognized income/(loss) from unconsolidated entities of $(11.2) million and $9.8 million, respectively. The decrease in 2022 as compared to 2021 was primarily attributable to $(16.4) million of investment income/(loss) from RETV I during the three months ended June 30, 2022 as compared to $6.1 million during the three months ended June 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent.

For the six months ended June 30, 2022 and 2021, the Company recognized income/(loss) from unconsolidated entities of $(5.8) million and $14.7 million, respectively. The decrease in 2022 as compared to 2021 was primarily attributable to $(26.6) million of investment income/(loss) from RETV I during the six months ended June 30, 2022 as compared to $8.1 million during the six months ended June 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent. The decrease was partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community.

Interest expense

For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of $72.7 million and $113.6 million, respectively. The decrease in 2022 as compared to 2021 was primarily due to $42.0 million of extinguishment costs from the prepayment of debt during the six months ended June 30, 2021, as compared to none for the six months ended June 30, 2022.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, and our cost of development, redevelopment or maintenance activities including if materials are not purchased or contractually locked in advance of such increases. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and six months ended June 30, 2022.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income/(loss) attributable to common stockholders	$3,975	$10,663	$16,588	$12,711
Real estate depreciation and amortization	167,584	146,169	331,206	290,257
Noncontrolling interests	280	815	1,178	985
Real estate depreciation and amortization on unconsolidated joint ventures	7,489	7,930	15,113	16,135
Net gain on the sale of unconsolidated depreciable property	—	—	—	(2,460)
Net gain on the sale of depreciable real estate owned, net of tax	—	—	—	(50,778)
FFO attributable to common stockholders and unitholders, basic	$179,328	$165,577	$364,085	$266,850
Distributions to preferred stockholders — Series E (Convertible)	1,109	1,057	2,201	2,113
FFO attributable to common stockholders and unitholders, diluted	$180,437	$166,634	$366,286	$268,963
Income/(loss) per weighted average common share, diluted	$0.01	$0.04	$0.05	$0.04
FFO per weighted average common share and unit, basic	$0.53	$0.52	$1.07	$0.84
FFO per weighted average common share and unit, diluted	$0.52	$0.52	$1.06	$0.83
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	339,885	319,139	339,715	319,038
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	344,024	323,010	344,044	322,613

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$—	$—	$41,950
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	—	—	1,682
Variable upside participation on DCP, net	—	—	(10,622)	—
Legal and other	709	590	1,483	1,219
Realized (gain)/loss on real estate technology investments, net of tax	(5,886)	214	(8,124)	(447)
Unrealized (gain)/loss on real estate technology investments, net of tax	20,676	(6,895)	36,307	(7,662)
Severance costs	—	140	—	608
Casualty-related charges/(recoveries), net	1,074	(2,292)	309	3,285
	$16,573	$(8,243)	$19,353	$40,635
FFOA attributable to common stockholders and unitholders, diluted	$197,010	$158,391	$385,639	$309,598

FFOA per weighted average common share and unit, diluted	$0.57	$0.49	$1.12	$0.96

Recurring capital expenditures	(18,411)	(15,829)	(30,215)	(25,583)
AFFO attributable to common stockholders and unitholders, diluted	$178,599	$142,562	$355,424	$284,015

AFFO per weighted average common share and unit, diluted	$0.52	$0.44	$1.03	$0.88

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	339,885	319,139	339,715	319,038
Weighted average number of OP/DownREIT Units outstanding	(21,534)	(22,550)	(21,534)	(22,474)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	318,351	296,589	318,181	296,564

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	344,024	323,010	344,044	322,613
Weighted average number of OP/DownREIT Units outstanding	(21,534)	(22,550)	(21,534)	(22,474)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,918)	(2,918)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	319,572	297,542	319,592	297,221

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The COVID-19 pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations have been allowed to fully re-open currently with limited restrictions, no assurance can be given that similar closures or restrictions will not be reinstated or new restrictions imposed in the future in response to changes in COVID-19 or new viruses.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions. In addition, numerous state, local and federal efforts, including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, limitations on collection laws, and limitations on rent increases, have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. Under certain of such programs funds have not been, and may not be distributed in a timely manner. In certain locations the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected by COVID-19 related factors, although, to date, such impacts have not been material. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance could be impacted by future developments, including the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains that exists or may arise in the future), the creation and duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, including vaccine mandates, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2022, approximately 60.8% of our total NOI was generated from communities located in Metropolitan D.C. (15.6%), Orange County, CA (11.9%), Boston, MA (11.0%), the San Francisco Bay Area, CA (8.0%), New York, NY (7.4%) and Seattle, WA (6.9%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to relet their apartment units.

Even if leases are renewed or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income or if they experience decreases in their income or job losses, we may be unable to increase or maintain rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to the impact of the COVID-19 pandemic. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants have in the past experienced, and may in the future experience, financial distress or bankruptcy, or may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, or at all, which could cause us to delay or even abandon potential acquisitions;
●	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates and rental rates may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	cost may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and

●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities, borrowers, or joint venture partners, among others. As a result, bankruptcies or defaults by these counterparties or their subcontractors have resulted in, and in the future could result in, services not being provided as expected, projects not being completed on time, or on budget, or at all, or contractual obligations to us not being satisfied. Further, volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended. Either circumstance could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2022, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $691.9 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions that we believe are comparable to similarly situated companies, including within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

The cost of insuring our apartment communities and our operations is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties and our operations with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that insure us may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, increase the costs to renew or replace our insurance policies, cause us to self-insure a portion of the risk, or increase the cost of insuring properties.

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

Our Properties May Contain or Develop Harmful Mold or Suffer from Other Indoor Air Quality Issues, Which Could Lead to Liability for Adverse Health Effects or Property Damage or Cost for Remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation, which could adversely affect our results of operations and cash flows. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others for property damage or personal injury.

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

Risk of Damage from Catastrophic Weather and Natural Events. Our communities are located in areas that have experienced, and in the future may experience, catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, floods, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, and increase our financing costs and impact our ability to make distributions to our stockholders.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2022, we had approximately $417.9 million of variable rate indebtedness outstanding, which constitutes approximately 7.6% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect our cash flows and ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s routinely evaluate our debt and have given us ratings on our senior unsecured debt, commercial paper program and preferred stock. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flows and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets, including our ability to access the commercial paper market.

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

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

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

During the three months ended June 30, 2022, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended June 30, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.75	11,158	14,439
April 1, 2022 through April 30, 2022	—	—	—	14,439
May 1, 2022 through May 31, 2022	—	—	—	14,439
June 1, 2022 through June 30, 2022	—	—	—	14,439
Balance as of June 30, 2022	11,158	$23.75	11,158	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2022, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2022 through April 30, 2022	421	$57.79	N/A	N/A
May 1, 2022 through May 31, 2022	—	—	N/A	N/A
June 1, 2022 through June 30, 2022	—	—	N/A	N/A
Total	421	$57.79
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

10.1	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of July 25, 2022.

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 27, 2022	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)