Form 10-Q
period 2022-09-30
UDR, Inc.
filed 2022-10-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 24, 2022 was 325,541,780.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$15,075,552	$14,352,234
Less: accumulated depreciation	(5,594,600)	(5,136,589)
Real estate held for investment, net	9,480,952	9,215,645
Real estate under development (net of accumulated depreciation of $2,265 and $507, respectively)	366,200	388,062
Real estate held for disposition (net of accumulated depreciation of $8,944 and $0, respectively)	15,019	—
Total real estate owned, net of accumulated depreciation	9,862,171	9,603,707

Cash and cash equivalents	1,532	967
Restricted cash	28,363	27,451
Notes receivable, net	40,128	26,860
Investment in and advances to unconsolidated joint ventures, net	761,117	702,461
Operating lease right-of-use assets	194,923	197,463
Other assets	209,728	216,311
Total assets	$11,097,962	$10,775,220

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,053,560	$1,057,380
Unsecured debt, net	4,572,802	4,355,407
Operating lease liabilities	190,064	192,488
Real estate taxes payable	61,210	33,095
Accrued interest payable	26,109	45,980
Security deposits and prepaid rent	53,693	55,441
Distributions payable	133,341	124,729
Accounts payable, accrued expenses, and other liabilities	135,904	136,954
Total liabilities	6,226,683	6,001,474

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	920,311	1,299,442

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at September 30, 2022 and December 31, 2021:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,695,363 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	44,614	44,764
Series F; 12,426,563 and 12,582,575 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at September 30, 2022 and December 31, 2021:
326,352,154 and 318,149,635 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,264	3,181
Additional paid-in capital	7,332,127	6,884,269
Distributions in excess of net income	(3,438,027)	(3,485,080)
Accumulated other comprehensive income/(loss), net	8,779	(4,261)
Total stockholders’ equity	3,950,758	3,442,874
Noncontrolling interests	210	31,430
Total equity	3,950,968	3,474,304
Total liabilities and equity	$11,097,962	$10,775,220

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES:
Rental income	$390,023	$328,699	$1,113,952	$937,641
Joint venture management and other fees	1,274	1,071	3,778	4,918
Total revenues	391,297	329,770	1,117,730	942,559
OPERATING EXPENSES:
Property operating and maintenance	66,769	57,708	185,658	160,424
Real estate taxes and insurance	58,236	51,511	164,788	148,043
Property management	12,675	9,861	36,203	28,129
Other operating expenses	3,746	4,237	13,485	13,045
Real estate depreciation and amortization	166,781	152,636	497,987	442,893
General and administrative	15,840	15,810	47,333	43,673
Casualty-related charges/(recoveries), net	901	1,568	1,210	4,682
Other depreciation and amortization	3,430	3,269	9,521	8,472
Total operating expenses	328,378	296,600	956,185	849,361
Gain/(loss) on sale of real estate owned	—	—	—	50,829
Operating income	62,919	33,170	161,545	144,027

Income/(loss) from unconsolidated entities	10,003	14,450	4,186	29,123
Interest expense	(39,905)	(36,289)	(112,653)	(149,849)
Interest income and other income/(expense), net	(7,495)	8,238	(6,934)	12,831
Income/(loss) before income taxes	25,522	19,569	46,144	36,132
Tax (provision)/benefit, net	(377)	(529)	(1,032)	(1,283)
Net income/(loss)	25,145	19,040	45,112	34,849
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,533)	(1,260)	(2,684)	(2,221)
Net (income)/loss attributable to noncontrolling interests	(7)	(49)	(34)	(73)
Net income/(loss) attributable to UDR, Inc.	23,605	17,731	42,394	32,555
Distributions to preferred stockholders — Series E (Convertible)	(1,106)	(1,058)	(3,307)	(3,171)
Net income/(loss) attributable to common stockholders	$22,499	$16,673	$39,087	$29,384

Income/(loss) per weighted average common share:
Basic	$0.07	$0.06	$0.12	$0.10
Diluted	$0.07	$0.06	$0.12	$0.10

Weighted average number of common shares outstanding:
Basic	324,701	297,828	320,378	296,998
Diluted	325,686	301,164	321,629	298,045

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income/(loss)	$25,145	$19,040	$45,112	$34,849
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	5,048	1,389	13,988	1,422
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(313)	441	(28)	1,314
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	4,735	1,830	13,960	2,736
Comprehensive income/(loss)	29,880	20,870	59,072	37,585
Comprehensive (income)/loss attributable to noncontrolling interests	(1,840)	(1,437)	(3,638)	(2,486)
Comprehensive income/(loss) attributable to UDR, Inc.	$28,040	$19,433	$55,434	$35,099

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634
Net income/(loss) attributable to UDR, Inc.	—	—	—	23,605	—	—	23,605
Other comprehensive income/(loss)	—	—	—	—	4,434	—	4,434
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,082	—	—	—	2,082
Issuance of common shares through public offering, net	—	18	99,659	—	—	—	99,677
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	1,558	—	—	—	1,558
Common stock distributions declared ($0.38 per share)	—	—	—	(124,018)	—	—	(124,018)
Repurchase of common shares	—	(4)	(15,146)	—	—	—	(15,150)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,106)	—	—	(1,106)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	90,252	—	—	90,252
Balance at September 30, 2022	$44,615	$3,264	$7,332,127	$(3,438,027)	$8,779	$210	$3,950,968

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	42,394	—	—	42,394
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	13,040	—	13,040
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,857	—	—	—	2,858
Issuance of common shares through public offering, net	—	83	449,862	—	—	—	449,945
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	10,136	—	—	—	10,138
Common stock distributions declared ($1.14 per share)	—	—	—	(368,549)	—	—	(368,549)
Repurchase of common shares	—	(4)	(15,146)	—	—	—	(15,150)
Preferred stock distributions declared-Series E ($1.2342 per share)	—	—	—	(3,307)	—	—	(3,307)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	376,515	—	—	376,515
Balance at September 30, 2022	$44,615	$3,264	$7,332,127	$(3,438,027)	$8,779	$210	$3,950,968

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2021	$44,765	$2,968	$5,887,838	$(3,143,000)	$(8,301)	$20,903	$2,805,173
Net income/(loss) attributable to UDR, Inc.	—	—	—	17,731	—	—	17,731
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	41	41
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,909	5,909
Other comprehensive income/(loss)	—	—	—	—	1,701	—	1,701
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,489	—	—	—	1,489
Issuance of common shares through public offering, net	—	114	499,616	—	—	—	499,730
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	1,604	—	—	—	1,605
Common stock distributions declared ($0.3625 per share)	—	—	—	(111,755)	—	—	(111,755)
Preferred stock distributions declared-Series E ($0.3925 per share)	—	—	—	(1,058)	—	—	(1,058)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(97,026)	—	—	(97,026)
Balance at September 30, 2021	$44,765	$3,083	$6,390,547	$(3,335,108)	$(6,600)	$26,853	$3,123,540

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	32,555	—	—	32,555
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	57	57
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	2,530	2,530
Other comprehensive income/(loss)	—	—	—	—	2,544	—	2,544
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,999	—	—	—	3,000
Issuance of common shares through public offering, net	—	114	499,223	—	—	—	499,337
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	6,942	—	—	—	6,944
Common stock distributions declared ($1.0875 per share)	—	—	—	(327,015)	—	—	(327,015)
Preferred stock distributions declared-Series E ($1.1775 per share)	—	—	—	(3,171)	—	—	(3,171)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(351,707)	—	—	(351,707)
Balance at September 30, 2021	$44,765	$3,083	$6,390,547	$(3,335,108)	$(6,600)	$26,853	$3,123,540

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income/(loss)	$45,112	$34,849
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	507,508	451,365
(Gain)/loss on sale of real estate owned	—	(50,829)
(Income)/loss from unconsolidated entities	(4,186)	(29,123)
Return on investment in unconsolidated joint ventures and partnerships	17,430	19,402
Amortization of share-based compensation	20,458	17,473
Loss on extinguishment of debt, net	—	42,336
Other	22,898	15,102
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(4,372)	(13,059)
Increase/(decrease) in operating liabilities	(2,210)	(4,347)
Net cash provided by/(used in) operating activities	602,638	483,169

Investing Activities
Acquisition of real estate assets	(341,149)	(904,434)
Proceeds from sales of real estate investments, net	—	154,857
Development of real estate assets	(159,455)	(119,254)
Capital expenditures and other major improvements — real estate assets	(144,673)	(112,001)
Capital expenditures — non-real estate assets	(12,631)	(10,087)
Investment in unconsolidated joint ventures and partnerships	(199,057)	(67,665)
Distributions received from unconsolidated joint ventures and partnerships	77,838	34,494
Purchase deposits on pending acquisitions	1,000	(10,000)
Repayment/(issuance) of notes receivable, net	(60,532)	112,815
Net cash provided by/(used in) investing activities	(838,659)	(921,275)

Financing Activities
Payments on secured debt	(852)	(818)
Payments on unsecured debt	—	(300,000)
Net proceeds from the issuance of unsecured debt	—	511,552
Net proceeds/(repayment) of commercial paper	205,000	125,000
Net proceeds/(repayment) of revolving bank debt	11,636	15,062
Proceeds from the issuance of common shares through public offering, net	449,945	499,337
Repurchase of common shares	(15,150)	—
Distributions paid to redeemable noncontrolling interests	(25,673)	(25,275)
Distributions paid to preferred stockholders	(3,268)	(3,160)
Distributions paid to common stockholders	(359,864)	(322,041)
Payment of prepayment and extinguishment costs	—	(40,769)
Other	(24,276)	(15,720)
Net cash provided by/(used in) financing activities	237,498	443,168
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,477	5,062
Cash, cash equivalents, and restricted cash, beginning of year	28,418	24,171
Cash, cash equivalents, and restricted cash, end of period	$29,895	$29,233

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$131,588	$126,209
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,377	9,377
Cash paid/(refunds received) for income taxes	1,012	3,909
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$201,296
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	—	25,000
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	—	24,869
Redeemable long-term and short-term incentive plan units	50,084	14,578
Development costs and capital expenditures incurred, but not yet paid	47,862	37,056
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (172,755 shares in 2022 and 168,953 shares in 2021)	10,138	6,944

	Nine Months Ended September 30,
	2022	2021
Distribution of equity securities from unconsolidated real estate technology investments	16,329	—
Dividends declared, but not yet paid	133,341	120,830

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$967	$1,409
Restricted cash	27,451	22,762
Total cash, cash equivalents, and restricted cash as shown above	$28,418	$24,171
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,532	$1,063
Restricted cash	28,363	28,170
Total cash, cash equivalents, and restricted cash as shown above	$29,895	$29,233

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At September 30, 2022, our consolidated apartment portfolio consisted of 164 communities with a total of 54,728 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2022, there were 186.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million OP Units (including 0.1 million of general partnership units), or 94.7%, were owned by UDR and 9.8 million OP Units, or 5.3%, were owned by outside limited partners. As of September 30, 2022, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 20.8 million, or 64.2%, were owned by UDR and its subsidiaries and 11.6 million, or 35.8%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022 and 2021, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 8, Income/(Loss) Per Share.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In September 2022, we amended our unsecured term loan and its related interest rate swap agreements to change the interest rate benchmark from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company applied the practical expedients in the ASU related to the cash flow hedges, which did not have a material impact on the consolidated financial statements. (See Note 7, Secured and Unsecured Debt, Net for further discussion.)

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

SEPTEMBER 30, 2022

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2022 and 2021, the Company recorded net credit recoveries/(losses) of less than $(0.1) million and $0.6 million, respectively, on the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recorded net credit recoveries/(losses) of $(0.1) million and $0.6 million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2022	2022	2021
Note due May 2022 (a)	N/A	$—	$2,760
Note due December 2023 (b)	10.00%	29,018	24,235
Note due December 2026 (c)	11.00%	9,812	—
Note due December 2026 (d)	11.00%	—	—
Note due June 2027 (e)	18.00%	1,500	—
Notes Receivable		40,330	26,995
Allowance for credit losses		(202)	(135)
Total notes receivable, net		$40,128	$26,860

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

(a)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million. The note was secured by a parcel of land located in Kissimmee, Florida. In March 2022, the unaffiliated third party repaid the $2.8 million secured note in full.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $31.4 million. During 2022, the terms of this secured note were amended to increase the aggregate commitment from $25.4 million to $31.4 million and to extend the maturity date to December 2023. Interest payments are due monthly, with the exception of payments from June 2022 to December 2023, which will accrue and be due at maturity of the note. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2023.
(c)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million, of which $9.8 million was funded during the nine months ended September 30, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million, none of which was funded during the nine months ended September 30, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	In June 2022, the Company and a syndicate of lenders entered into a $16.0 million secured credit facility with an unaffiliated third party. The Company’s share of the facility was $1.5 million, all of which was funded during the nine months ended September 30, 2022. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $1.0 million and $0.7 million of interest income for the notes receivable described above during the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $4.6 million of interest income for the notes receivable described above during the nine months ended September 30, 2022 and 2021, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2022 and 2021, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, $0.9 million and $0.2 million, respectively.

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

SEPTEMBER 30, 2022

REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2022 and December 31, 2021, UDR’s net deferred tax asset/(liability) was ($0.8) million and ($0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2022. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2019 through 2021 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2022

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

During the three and nine months ended September 30, 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company decreased its reserve by approximately $1.1 million for multifamily tenant lease receivables and approximately $0.9 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company reduced its reserve by approximately $1.5 million for multifamily tenant lease receivables and approximately $1.9 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $3.1 million increase to Rental income and a $0.4 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the nine months ended September 30, 2022. The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2022.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2022, the Company owned and consolidated 164 communities in 13 states plus the District of Columbia totaling 54,728 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Land	$2,523,430	$2,342,385
Depreciable property — held and used:
Land improvements	246,849	241,905
Building, improvements, and furniture, fixtures and equipment	12,255,260	11,717,931
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	59,732	74,399
Building, improvements, and furniture, fixtures and equipment	308,733	314,170
Real estate held for disposition:
Land and land improvements	12,768	—
Building, improvements, and furniture, fixtures and equipment	11,195	—
Real estate owned	15,467,980	14,740,803
Accumulated depreciation (a)	(5,605,809)	(5,137,096)
Real estate owned, net	$9,862,171	$9,603,707
(a)	Accumulated depreciation is inclusive of $13.1 million and $8.8 million of accumulated amortization related to real estate intangible assets as of September 30, 2022 and December 31, 2021, respectively.

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

Dispositions

The Company did not have any dispositions during the nine months ended September 30, 2022.

In August 2022, the Company entered into an agreement to sell an operating community in Orange County, California with a total of 90 apartment homes for a sales price of approximately $41.5 million. The operating community was classified as held for disposition as of September 30, 2022 and the sale is expected to close in the fourth quarter of 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2022 and 2021, were $5.2 million and $2.4 million, respectively, and $15.4 million and $9.2 million, respectively, for the nine months ended September 30, 2022 and 2021. Total capitalized interest was $3.5 million and $2.4 million, respectively, for the three months ended September 30, 2022 and 2021, and $10.4 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2022 and 2021.

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

SEPTEMBER 30, 2022

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

Consolidated joint venture

The Company has a preferred equity investment in a joint venture that owns 1532 Harrison, a 136 home community located in San Francisco, California. In September 2022, the joint venture defaulted on its senior construction loan, and the Company subsequently purchased the loan for its unpaid balance of $47.2 million pursuant to an agreement entered into with the lender at the time the preferred equity investment was made. As a result, the joint venture was deemed to be a VIE. The Company concluded that it is the primary beneficiary of the VIE, and therefore began consolidating the joint venture. The consolidated assets and liabilities related to the VIE were initially recorded at fair value during September 2022 and were approximately $86.9 million and $0.3 million, respectively, as of September 30, 2022. The senior construction loan payable and related interest expense due from the joint venture eliminate upon consolidation of the Company’s consolidated financial statements.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Nine Months Ended
	Location of	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	Properties	2022	2022	2022	2021	2022	2021	2022	2021	2022	2021
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$21,532	$23,880	50.0%	50.0%	$(423)	$(608)	$(1,556)	$(1,922)
UDR/MetLife II	Various	7	1,250	176,191	181,023	50.0%	50.0%	295	(289)	811	(3,126)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	55,619	66,012	50.6%	50.6%	(1,699)	(2,859)	(5,521)	(9,611)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$253,342	$270,915			$(1,827)	$(3,756)	$(6,266)	$(14,659)

							Income/(loss) from investments
					Investment at		Three Months Ended		Nine Months Ended
Developer Capital Program			Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (b)	Location	Rate	Maturity	Commitment (c)	2022	2021	2022	2021	2022	2021
Preferred equity investments:
Junction	Santa Monica, CA	12.0%	0.2	$8,800	$14,415	$13,183	$428	$379	$1,232	$1,093
1532 Harrison (d)	San Francisco, CA	N/A	—	—	—	35,248	5,158	1,003	5,152	2,896
1200 Broadway (e) (f)	Nashville, TN	N/A	—	—	—	61,326	—	1,837	11,893	4,936
1300 Fairmount (f)	Philadelphia, PA	8.5%	1.0	51,393	69,013	64,780	1,457	1,338	4,233	3,869
Modera Lake Merritt (f)	Oakland, CA	9.0%	1.6	27,250	34,073	33,828	(1,283)	739	246	2,144
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	2.4	20,059	24,342	22,764	544	497	1,578	1,415
Vernon Boulevard (f)	Queens, NY	13.0%	2.8	40,000	53,104	48,210	1,693	1,496	4,885	4,300
Makers Rise (f)	Herndon, VA	9.0%	3.3	30,208	33,299	22,828	743	251	2,105	519
121 at Watters (f)	Allen, TX	9.0%	3.5	19,843	22,009	14,134	490	234	1,359	462
Infield Phase I	Kissimmee, FL	14.0%	1.6	16,044	17,201	—	593	—	1,129	—
Upton Place	Washington, D.C.	9.7%	5.2	52,163	55,465	29,566	1,316	—	3,061	—
Meetinghouse (g)	Portland, OR	8.25%	4.4	11,600	12,007	—	239	—	466	—
Heirloom (h)	Portland, OR	8.25%	4.7	16,185	16,539	—	332	—	347	—
Portfolio Recapitalization (i)	Various	8.0%	6.7	102,000	102,674	—	1,565	—	1,565	—
Real estate technology investments:
RETV I (j)	N/A	N/A	N/A	18,000	25,639	71,464	(1,458)	9,869	(28,009)	17,975
RETV II	N/A	N/A	N/A	18,000	9,607	8,130	122	147	(603)	209
RET Strategic Fund (k)	N/A	N/A	N/A	25,000	7,435	—	(37)	—	(115)	—
RET ESG (l)	N/A	N/A	N/A	10,000	3,959	—	(72)	—	(72)	—
Total Preferred Equity Investments and Real Estate Technology Investments					500,781	425,461	11,830	17,790	10,452	39,818

Sold joint ventures and other investments					—	—	—	416	—	3,964

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$754,123	$696,376	$10,003	$14,450	$4,186	$29,123
(a)	As of September 30, 2022 and December 31, 2021, the Company’s negative investment in 13th and Market Properties LLC of $7.0 million and $6.1 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)	As disclosed above, the Company began consolidating the 1532 Harrison joint venture in September 2022. The Company recorded $5.2 million in Income/(loss) from unconsolidated entities in connection with recording the joint venture’s assets and liabilities at fair value on the date of consolidation.
(e)	In January 2022, the joint venture sold its community, a 313 apartment home operating community located in Nashville, Tennessee, for a sales price of approximately $294.0 million. As a result, the Company recorded variable upside participation on the sale of approximately $10.6 million, net of associated costs.
(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

upon a capital or liquidating event.
(g)	In March 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 232 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $11.6 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(h)	In June 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 286 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $16.2 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(i)	In July 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate 14 communities located in various markets across the United States. The Company’s preferred equity investment of $102.0 million will earn a preferred return of 8.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(j)	The Company recognized $(1.5) million and $9.9 million of investment income/(loss) from RETV I for the three months ended September 30, 2022 and 2021, respectively, and $(28.0) million and $18.0 million of investment income/(loss) from RETV I for the nine months ended September 30, 2022 and 2021, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”). In 2021, SmartRent, a provider of smart home automation solutions, went public through a merger with a publicly traded special purpose acquisition company. As a result, SmartRent began trading on the New York Stock Exchange under the ticker symbol “SMRT.” Due to the merger, all shares of SmartRent that RETV I held were converted to publicly traded SmartRent shares based on a pre-determined conversion factor. Following the merger and stock conversion, RETV I began recording its investment in SmartRent based on the share price at the end of the applicable reporting period.
(k)	In January 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $25.0 million. The Company funded $7.5 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.
(l)	In April 2022, the Company entered into a real estate technology ESG investment as a limited partner, for a total commitment of $10.0 million. The Company funded $4.0 million to the limited partnership at closing. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.

As of September 30, 2022 and December 31, 2021, the Company had deferred fees of $8.2 million and $8.7 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.3 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2022 and 2021.

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total real estate, net	$2,315,766	$2,043,158
Real estate assets held for sale	—	168,668
Investments, at fair value	258,129	460,241
Cash and cash equivalents	38,298	22,891
Other assets	122,365	28,948
Total assets	$2,734,558	$2,723,906

Third party debt, net	$1,359,194	$1,215,918
Liabilities held for sale	—	106,990
Accounts payable and accrued liabilities	156,175	51,689
Total liabilities	1,515,369	1,374,597
Total equity	$1,219,189	$1,349,309

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$38,093	$33,635	$110,451	$97,777
Property operating expenses	18,326	18,128	52,805	51,983
Real estate depreciation and amortization	16,233	17,486	50,689	50,082
Gain/(loss) on sale of property	—	—	127,542	34,757
Operating income/(loss)	3,534	(1,979)	134,499	30,469
Interest expense	(9,829)	(13,181)	(26,598)	(32,776)
Net realized gain/(loss) on held investments	19,331	1,875	95,953	4,452
Net unrealized gain/(loss) on held investments	(24,561)	60,138	(263,202)	104,399
Other income/(loss)	(478)	(156)	(877)	(1,826)
Net income/(loss)	$(12,003)	$46,697	$(60,225)	$104,718

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the Operating lease right-of-use assets were $194.9 million and $197.5 million, respectively, and the Operating lease liabilities were $190.1 million and $192.5 million, respectively, on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.8 years and 43.2 years at September 30, 2022 and December 31, 2021, respectively, and the weighted average discount rate was 5.0% at both September 30, 2022 and December 31, 2021.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2022 are as follows (dollars in thousands):

Ground Leases
2022	$3,110
2023	12,442
2024	12,442
2025	12,442
2026	12,442
Thereafter	430,337
Total future minimum lease payments (undiscounted)	483,215
Difference between future undiscounted cash flows and discounted cash flows	(293,151)
Total operating lease liabilities (discounted)	$190,064

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease expense:
Contractual lease expense	$3,226	$3,231	$9,760	$9,691
Variable lease expense (a)	28	25	81	54
Total operating lease expense (b)(c)	$3,254	$3,256	$9,841	$9,745
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.5 million and $2.4 million, respectively. For the nine months ended September 30, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.6 million and $2.3 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.3 million of total operating lease expense during the nine months ended September 30, 2022 and 2021, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2022, our apartment home leases generally have initial terms of 12 months or less. As of September 30, 2022, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2022 are as follows (dollars in thousands):

Retail and Commercial Leases
2022	$6,127
2023	26,566
2024	24,703
2025	21,424
2026	18,638
Thereafter	80,908
Total future minimum lease payments (a)	$178,366
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Principal Outstanding		As of September 30, 2022
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2022	2021	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,005,912	$1,006,762	3.42%	5.7	14
Deferred financing costs and other non-cash adjustments (b)	20,703	23,678
Total fixed rate secured debt, net	1,026,615	1,030,440	3.42%	5.7	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	2.38%	9.5	1
Deferred financing costs	(55)	(60)
Total variable rate secured debt, net	26,945	26,940	2.38%	9.5	1
Total Secured Debt, net	1,053,560	1,057,380	3.39%	5.8	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	3.3
Borrowings outstanding under unsecured commercial paper program due October 2022 (e) (m)	425,000	220,000	3.44%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	41,181	29,546	3.92%	1.3
Term Loan due January 2027 (d) (m)	175,000	35,000	3.37%	4.3
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	175,000	315,000	1.43%	4.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	2.0
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	3.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $335 and $388, respectively) (h) (m)	299,665	299,612	4.03%	4.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $627 and $717, respectively) (m)	299,373	299,283	3.50%	5.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $4, respectively) (i) (m)	299,996	299,996	4.27%	6.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $10,010 and $11,040, respectively) (j) (m)	610,010	611,040	3.32%	7.3
3.00% Medium-Term Notes due August 2031 (net of premiums/discounts of $10,602 and $11,498, respectively) (k) (m)	610,602	611,498	3.01%	8.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $346 and $373, respectively) (m)	399,654	399,627	2.10%	9.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,260 and $1,351, respectively) (m)	348,740	348,649	1.90%	10.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,066 and $1,140, respectively) (m)	298,934	298,860	2.10%	10.7
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,067 and $1,133, respectively) (l) (m)	298,933	298,867	3.13%	12.1
Other	5	7
Deferred financing costs	(24,935)	(27,222)
Total Unsecured Debt, net	4,572,802	4,355,407	3.03%	6.9
Total Debt, net	$5,626,362	$5,412,787	3.06%	6.7

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2022, secured debt encumbered 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2022, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended September 30, 2022 and 2021, the Company had $1.1 million and $1.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company had $3.3 million and $2.8 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $23.7 million and $27.0 million at September 30, 2022 and December 31, 2021, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2022, the variable interest rate on the mortgage note was 2.38%.
(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In September 2022, the Company amended its Revolving Credit Facility and Term Loan to change the interest rate benchmark from LIBOR to SOFR.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 85.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 93.0 basis points. The margins noted for the current interest rates include a 10 basis points adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement included sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points in September 2022 upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

In August 2021, the Company entered into two interest rate swaps totaling a $175.0 million notional value, which became effective in July 2022, to hedge against interest rate risk on the Term Loan until July 2025. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps was 1.48%. In September 2022, the Company amended its two interest rate swaps totaling a $175.0 million notional value to reflect the change in the Term Loan’s interest rate benchmark form LIBOR to SOFR. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps is 1.43%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	13,068
Maximum daily borrowings during the period ended	—	305,000
Weighted average interest rate during the period ended	—%	0.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.6 million of letters of credit at September 30, 2022 and December 31, 2021, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	425,000	220,000
Weighted average daily borrowings during the period ended	389,560	419,563
Maximum daily borrowings during the period ended	700,000	700,000
Weighted average interest rate during the period ended	1.6%	0.2%
Interest rate at end of the period	3.4%	0.3%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. In September 2022, the Company amended its Working Capital Credit Facility to change the interest rate benchmark from LIBOR to SOFR. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 87.5 basis points. The margin noted for the current interest rate includes a 10 basis points adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	41,181	29,546
Weighted average daily borrowings during the period ended	13,751	10,473
Maximum daily borrowings during the period ended	55,812	46,038
Weighted average interest rate during the period ended	2.3%	0.9%
Interest rate at end of the period	3.9%	0.9%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2022 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2022	$290	$—	$290	$425,000	(a)	$425,290
2023	1,242	—	1,242	—		1,242
2024	96,747	—	96,747	56,825		153,572
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
Thereafter	—	27,000	27,000	1,350,000		1,377,000
Subtotal	1,005,912	27,000	1,032,912	4,581,825		5,614,737
Non-cash (b)	20,703	(55)	20,648	(9,023)		11,625
Total	$1,026,615	$26,945	$1,053,560	$4,572,802		$5,626,362
(a)	All unsecured debt due in the remainder of 2022 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $1.2 million, respectively, during the three months ended September 30, 2022 and 2021, and $2.9 million and $3.6 million, respectively, during the nine months ended September 30, 2022 and 2021, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for income/(loss) per share:
Net income/(loss)	$25,145	$19,040	$45,112	$34,849
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,533)	(1,260)	(2,684)	(2,221)
Net (income)/loss attributable to noncontrolling interests	(7)	(49)	(34)	(73)
Net income/(loss) attributable to UDR, Inc.	23,605	17,731	42,394	32,555
Distributions to preferred stockholders — Series E (Convertible)	(1,106)	(1,058)	(3,307)	(3,171)
Income/(loss) attributable to common stockholders - basic and diluted	$22,499	$16,673	$39,087	$29,384

Denominator for income/(loss) per share:
Weighted average common shares outstanding	324,983	298,075	320,654	297,252
Non-vested restricted stock awards	(282)	(247)	(276)	(254)
Denominator for basic income/(loss) per share	324,701	297,828	320,378	296,998
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	985	3,336	1,251	1,047
Denominator for diluted income/(loss) per share	325,686	301,164	321,629	298,045

Income/(loss) per weighted average common share:
Basic	$0.07	$0.06	$0.12	$0.10
Diluted	$0.07	$0.06	$0.12	$0.10

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2022 and 2021, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended September 30, 2022, the Company did not sell any shares of common stock through its ATM program. During the nine months ended September 30, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of September 30, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock over the term of the agreements and commissions paid to sales agents of approximately $7.5 million, for net proceeds of $230.9 million.

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. During the three months ended September 30, 2022, the Company settled 1.8 million shares under the forward sales agreements at a forward price per share of $57.00, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $99.8 million. During the nine months ended September 30, 2022, the Company settled 3.9 million shares under the forward sales agreements at an average forward price per share of $57.10, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $219.9 million. As of September 30, 2022, 3.2 million shares under the forward sale agreements had not been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

As described above, during the nine months ended September 30, 2022, the Company settled 8.3 million shares in aggregate under previously announced forward sales agreements, including under the ATM program, for net proceeds of $450.8 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $449.9 million.

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

During the three and nine months ended September 30, 2022, the Company agreed to repurchase 0.7 million shares of its common stock at an average price of $41.46 per share for total consideration of approximately $28.4 million under its share repurchase program, of which 0.4 million shares for total consideration of approximately $15.2 million settled as of September 30, 2022 and the additional 0.3 million shares for total consideration of $13.2 million settled subsequent to September 30, 2022. In October 2022, the Company repurchased an additional 0.5 million shares of its common stock at an average price of $40.70 per share for total consideration of approximately $20.6 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OP/DownREIT Units	21,474	22,529	21,514	22,493
Convertible preferred stock	2,918	2,918	2,918	2,918
Unvested LTIP Units and unvested restricted stock	985	3,336	1,251	1,047

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2021	$1,299,442
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(376,515)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(30,743)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,684
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,561)
Redeemable Long-Term and Short-Term Incentive Plan Units	50,084
Allocation of other comprehensive income/(loss)	920
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2022	$920,311

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than ($0.1) million during each of the three months ended September 30, 2022 and 2021, and less than ($0.1) million and ($0.1) million during the nine months ended September 30, 2022 and 2021, respectively.

10. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2022 and December 31, 2021, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$40,128	$41,275	$—	$—	$41,275
Equity securities (c)	7,664	7,664	7,664	—	—
Derivatives - Interest rate contracts (d)	16,117	16,117	—	16,117	—
Total assets	$63,909	$65,056	$7,664	$16,117	$41,275

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,029,572	$898,145	$—	$—	$898,145
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	41,181	41,181	—	—	41,181
Commercial paper program	425,000	425,000	—	—	425,000
Unsecured notes	4,131,556	3,366,736	—	—	3,366,736
Total liabilities	$5,654,309	$4,758,062	$—	$—	$4,758,062

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$920,311	$920,311	$—	$920,311	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

			Fair Value at December 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,860	$27,372	$—	$—	$27,372
Equity securities (c)	3,230	3,230	—	—	3,230
Derivatives - Interest rate contracts (d)	3,279	3,279	—	3,279	—
Total assets	$33,369	$33,881	$—	$3,279	$30,602

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,033,764	$1,032,582	$—	$—	$1,032,582
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	29,546	29,546	—	—	29,546
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	4,133,083	4,199,363	—	—	4,199,363
Total liabilities	$5,443,393	$5,508,491	$—	$—	$5,508,491

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,299,442	$1,299,442	$—	$1,299,442	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent, that was previously subject to a lock-up restriction on selling or transferring the investment, which expired in February 2022. The investment is valued at the market price on September 30, 2022 and as of December 31, 2021, was valued at the market price on December 31, 2021 less an illiquidity discount of 15.0%. Since the lock-up restriction expired, the Company currently classifies the investment as Level 1 in the fair value hierarchy. The Company previously classified the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction. During the nine months ended September 30, 2022, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

Other than described in footnote (c) above, there were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2022.

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

SEPTEMBER 30, 2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

SEPTEMBER 30, 2022

designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2023, the Company estimates that an additional $4.6 million will be reclassified as an increase to Interest expense.

As of September 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	3	$194,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2022, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	$16,117	$3,279	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021	2022	2021
Three Months Ended September 30,
Interest rate products	$5,048	$1,389	$313	$(441)	$—	$—

Nine Months Ended September 30,
Interest rate products	$13,988	$1,422	$28	$(1,314)	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total amount of Interest expense presented on the Consolidated Statements of Operations	$39,905	$36,289	$112,653	$149,849

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2022	$16,117	$—	$16,117	$—	$—	$16,117

December 31, 2021	$3,279	$—	$3,279	$—	$—	$3,279
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
September 30, 2022	$—	$—	$—	$—	$—	$—

December 31, 2021	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.7 million and $6.2 million during the three months ended September 30, 2022 and 2021, respectively, and $20.5 million and $17.5 million during the nine months ended September 30, 2022 and 2021, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at September 30, 2022 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Wholly-owned — under development	5	$368,465	$163,035
Unconsolidated joint ventures and partnerships:
Real estate technology investments:
RETV I (b)	-	25,639	4,320
RETV II	-	9,607	8,100
RET Strategic Fund	-	7,435	17,500
Climate Technology Funds (c)	-	5,262	4,656
RET ESG Fund (d)	-	3,959	6,000
Total		$420,367	$203,611
(a)	Represents UDR’s investment as of September 30, 2022.
(b)	Includes the impact of unrealized losses for the nine months ended September 30, 2022, which primarily relate to a decrease in SmartRent's public share price. (See Note 5, Joint Ventures and Partnerships).
(c)	In March 2022, the Company committed to invest $10.0 million in climate technology funds and funded $5.3 million. As of September 30, 2022, the investment is recorded in Other Assets on the Consolidated Balance Sheets.
(d)	In April 2022, the Company committed to invest $10.0 million in an ESG technology fund and funded $4.0 million. As of September 30, 2022, the investment is recorded in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets.

As of September 30, 2022, the Company recorded approximately $1.0 million in casualty-related charges related to communities located in Florida as a result of Hurricane Ian. UDR does not anticipate the overall cost, including cleanup costs incurred or to be incurred subsequent to quarter end, to be material to its financial statements.

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

SEPTEMBER 30, 2022

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held as of September 30, 2022. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2022 and 2021, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2022	2021	2022	2021
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$118,843	$109,307	$340,731	$307,138
Mid-Atlantic Region	71,462	66,115	201,475	188,897
Northeast Region	69,577	59,902	197,058	174,795
Southeast Region	48,608	41,093	139,112	119,731
Southwest Region	36,801	32,261	80,568	71,710
Non-Mature Communities/Other	31,555	9,947	119,416	47,612
Total segment and consolidated lease revenue	$376,846	$318,625	$1,078,360	$909,883

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$3,371	$2,713	$9,198	$7,931
Mid-Atlantic Region	3,146	2,549	8,320	6,548
Northeast Region	1,937	1,619	4,624	3,773
Southeast Region	2,006	1,732	5,920	5,333
Southwest Region	1,647	1,363	3,120	2,976
Non-Mature Communities/Other	1,070	98	4,410	1,197
Total segment and consolidated other revenue	$13,177	$10,074	$35,592	$27,758

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$122,214	$112,020	$349,929	$315,069
Mid-Atlantic Region	74,608	68,664	209,795	195,445
Northeast Region	71,514	61,521	201,682	178,568
Southeast Region	50,614	42,825	145,032	125,064
Southwest Region	38,448	33,624	83,688	74,686
Non-Mature Communities/Other	32,625	10,045	123,826	48,809
Total segment and consolidated rental income	$390,023	$328,699	$1,113,952	$937,641

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$90,586	$82,271	$261,876	$230,569
Mid-Atlantic Region	51,051	46,504	144,749	133,676
Northeast Region	46,014	36,777	130,392	109,243
Southeast Region	34,434	28,157	99,029	82,704
Southwest Region	23,609	20,751	52,651	46,255
Non-Mature Communities/Other	19,324	5,020	74,809	26,727
Total segment and consolidated NOI	265,018	219,480	763,506	629,174
Reconciling items:
Joint venture management and other fees	1,274	1,071	3,778	4,918
Property management	(12,675)	(9,861)	(36,203)	(28,129)
Other operating expenses	(3,746)	(4,237)	(13,485)	(13,045)
Real estate depreciation and amortization	(166,781)	(152,636)	(497,987)	(442,893)
General and administrative	(15,840)	(15,810)	(47,333)	(43,673)
Casualty-related (charges)/recoveries, net	(901)	(1,568)	(1,210)	(4,682)
Other depreciation and amortization	(3,430)	(3,269)	(9,521)	(8,472)
Gain/(loss) on sale of real estate owned	—	—	—	50,829
Income/(loss) from unconsolidated entities	10,003	14,450	4,186	29,123
Interest expense	(39,905)	(36,289)	(112,653)	(149,849)
Interest income and other income/(expense), net	(7,495)	8,238	(6,934)	12,831
Tax (provision)/benefit, net	(377)	(529)	(1,032)	(1,283)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,533)	(1,260)	(2,684)	(2,221)
Net (income)/loss attributable to noncontrolling interests	(7)	(49)	(34)	(73)
Net income/(loss) attributable to UDR, Inc.	$23,605	$17,731	$42,394	$32,555
(a)	Same-Store Community population consisted of 50,318 apartment homes.
(b)	Same-Store Community population consisted of 47,344 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2022

The following table details the assets of UDR’s reportable segments as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30,	December 31,
	2022	2021
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,482,472	$4,433,824
Mid-Atlantic Region	2,992,280	2,978,060
Northeast Region	3,444,332	3,422,846
Southeast Region	1,226,851	1,208,183
Southwest Region	1,270,687	1,247,434
Non-Mature Communities/Other	2,051,358	1,450,456
Total segment assets	15,467,980	14,740,803
Accumulated depreciation	(5,605,809)	(5,137,096)
Total segment assets — net book value	9,862,171	9,603,707
Reconciling items:
Cash and cash equivalents	1,532	967
Restricted cash	28,363	27,451
Notes receivable, net	40,128	26,860
Investment in and advances to unconsolidated joint ventures, net	761,117	702,461
Operating lease right-of-use assets	194,923	197,463
Other assets	209,728	216,311
Total consolidated assets	$11,097,962	$10,775,220
(a)	Same-Store Community population consisted of 50,318 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At September 30, 2022, our consolidated real estate portfolio included 164 communities in 13 states plus the District of Columbia totaling 54,728 apartment homes. In addition, we have an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2022, was 50,318 and 47,344, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2022:

		September 30, 2022			Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	9	4,595	9.3%	$1,433,644	96.8%	$2,886	96.9%	$2,815
San Francisco, CA	11	2,764	5.9%	909,931	96.5%	3,437	96.6%	3,310
Seattle, WA	15	2,985	7.3%	1,135,110	97.0%	2,831	97.5%	2,679
Los Angeles, CA	4	1,225	3.0%	470,751	96.7%	3,048	96.6%	3,022
Monterey Peninsula, CA	7	1,567	1.2%	191,069	96.3%	2,183	96.5%	2,164
Other Southern California	3	821	1.5%	219,473	97.1%	2,700	97.2%	2,647
Portland, OR	3	752	0.8%	122,494	97.5%	2,014	97.5%	1,946
Mid-Atlantic Region
Metropolitan D.C.	24	8,848	16.1%	2,484,970	96.9%	2,294	97.2%	2,246
Baltimore, MD	5	1,597	2.3%	348,397	96.0%	1,838	96.7%	1,802
Richmond, VA	4	1,359	1.0%	158,913	97.2%	1,806	97.5%	1,687
Northeast Region
Boston, MA	12	4,598	11.5%	1,783,548	96.7%	2,972	96.8%	2,934
New York, NY	6	2,318	10.0%	1,552,571	97.7%	4,349	98.1%	4,158
Philadelphia, PA	1	313	0.7%	108,213	97.0%	2,549	96.9%	2,463
Southeast Region
Tampa, FL	11	3,877	4.2%	649,718	96.7%	2,032	96.9%	1,935
Orlando, FL	9	2,500	1.6%	250,418	96.5%	1,755	96.8%	1,675
Nashville, TN	8	2,260	1.5%	233,635	97.0%	1,684	97.5%	1,599
Other Florida	1	636	0.6%	93,080	96.8%	2,159	97.2%	2,054
Southwest Region
Dallas, TX	14	5,813	6.1%	945,999	96.6%	1,736	97.1%	1,688
Austin, TX	4	1,272	1.2%	178,210	97.3%	1,886	97.7%	1,794
Denver, CO	1	218	0.9%	146,478	93.1%	3,622	95.1%	3,534
Total/Average Same-Store Communities	152	50,318	86.7%	13,416,622	96.8%	$2,446	97.1%	$2,394
Non-Mature, Commercial Properties & Other	11	3,879	10.7%	1,658,930
Total Real Estate Held for Investment	163	54,197	97.4%	15,075,552
Real Estate Under Development (b)	—	441	2.4%	368,465
Real Estate Held for Disposition (c)	1	90	0.2%	23,963
Total Real Estate Owned	164	54,728	100.0%	15,467,980
Total Accumulated Depreciation				(5,605,809)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,862,171
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2022, the Company was developing five wholly-owned communities with a total of 1,340 apartment homes, 441 of which have been completed.
(c)	The Company had one community located in Orange County, California that met the criteria to be classified as held for disposition at September 30, 2022.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held as of September 30, 2022. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended September 30, 2022, the Company did not sell any shares of common stock through its ATM program. During the nine months ended September 30, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of September 30, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

In March 2022, in connection with an underwritten public offering, the Company entered into forward sale agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. During the three months ended September 30, 2022, the Company settled 1.8 million shares under the forward sales agreements at a forward price per share of $57.00, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $99.8 million. During the nine months ended September 30, 2022, the Company settled 3.9 million shares under the forward sales agreements at an average forward price per share of $57.10, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $219.9 million. As of September 30, 2022, 3.2 million shares under the forward sale agreements had not been settled. The final date by which shares sold under the forward sale agreements must be settled is March 30, 2023.

As described above, during the nine months ended September 30, 2022, the Company settled 8.3 million shares in aggregate under previously announced forward sales agreements, including under the ATM program, for net proceeds of $450.8 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $449.9 million.

During the three and nine months ended September 30, 2022, the Company agreed to repurchase 0.7 million shares of its common stock at an average price of $41.46 per share for total consideration of approximately $28.4 million under its share repurchase program, of which 0.4 million shares for total consideration of approximately $15.2 million settled as of September 30, 2022 and the additional 0.3 million shares for total consideration of $13.2 million settled subsequent to September 30, 2022. In October 2022, the Company repurchased an additional 0.5 million shares of its common stock at an average price of $40.70 per share for total consideration of approximately $20.6 million under its share repurchase program.

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

During the remainder of 2022, we have approximately $0.3 million of secured debt maturing, inclusive of principal amortization, and $425.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total real estate, net	$2,416,834	$2,262,108
Cash and cash equivalents	11	21
Operating lease right-of-use assets	196,177	198,835
Other assets	83,150	96,553
Total assets	$2,696,172	$2,557,517

Secured debt, net	$143,409	$143,745
Notes payable to UDR (a)	1,147,810	972,283
Operating lease liabilities	191,359	193,892
Other liabilities	196,670	108,076
Total liabilities	1,679,248	1,417,996
Total capital	$1,016,924	$1,139,521

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenue	$132,220	$111,256	$377,624	$324,210
Property operating expenses	(55,744)	(48,534)	(149,373)	(139,300)
Real estate depreciation and amortization	(41,224)	(37,147)	(116,280)	(115,495)
Operating income/(loss)	35,252	25,575	111,971	69,415
Interest expense (a)	(9,193)	(8,138)	(28,294)	(24,334)
Other income/(loss)	1,604	2,517	9,161	6,787
Net income/(loss)	$27,663	$19,954	$92,838	$51,868
(a)	All $1.1 billion and $972.3 million notes payable to UDR as of September 30, 2022 and December 31, 2021, respectively, and $8.6 million and $7.4 million of interest expense on notes payable to UDR for the three months ended September 30, 2022 and 2021, respectively, and $26.8 million and $22.3 million of interest expense on notes payable to UDR for the nine months ended September 30, 2022 and 2021, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021.

Operating Activities

For the nine months ended September 30, 2022, our Net cash provided by/(used in) operating activities was $602.6 million, compared to $483.2 million for the comparable period in 2021. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, and NOI from additional operating communities, including those acquired in 2022 and 2021, partially offset by changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2022, Net cash provided by/(used in) investing activities was $(838.7) million, compared to $(921.3) million for the comparable period in 2021. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions during the current period and an increase in distributions received from unconsolidated joint ventures and partnerships, partially offset by a decrease in proceeds from the sale of real estate, an increase in investments in unconsolidated joint ventures, an increase in spend for development of real estate assets, and an increase from the net issuance of notes receivable during the current period compared to the net repayment of notes receivable in the prior year period.

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

Dispositions

The Company did not have any dispositions during the nine months ended September 30, 2022.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the nine months ended September 30, 2022, total capital expenditures of $154.7 million, or $2,894 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $109.7 million, or $2,211 per stabilized home, for the comparable period in 2021.

The increase in total capital expenditures was primarily due to:

●	an increase of 64.2%, or $21.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;
●	an increase of 52.6%, or $16.6 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 14.0%, or $5.9 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2022 and 2021 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Turnover capital expenditures	$12,214	$11,045	10.6%	$229	$223	2.7%
Asset preservation expenditures	36,133	31,382	15.1%	676	632	7.0%
Total recurring capital expenditures	48,347	42,427	14.0%	905	855	5.8%
NOI enhancing improvements (a)	48,092	31,509	52.6%	900	635	41.7%
Major renovations (b)	55,921	34,060	64.2%	1,046	686	52.5%
Operations platform	2,321	1,719	35.0%	43	35	22.9%
Total capital expenditures (c)	$154,681	$109,715	41.0%	$2,894	$2,211	30.9%
Repair and maintenance expense	$63,633	$51,766	22.9%	$1,191	$1,043	14.2%
Average home count (d)	53,439	49,622	7.7%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2022, our development pipeline consisted of five wholly-owned communities totaling 1,340 apartment homes, 441 of which have been completed, with a budget of $531.5 million, in which we have a gross carrying value of $368.5 million. The remaining homes are estimated to be completed between the fourth quarter of 2022 and the second quarter of 2024.

At September 30, 2022, the Company was not redeveloping any communities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2022:

●	we made investments totaling $199.1 million in our unconsolidated joint ventures and partnerships, including contributions of $183.4 million to certain unconsolidated investments under our Developer Capital Program (“DCP”), each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $4.2 million; and
●	we received cash distributions of $95.2 million, of which $17.4 million were operating cash flows and $77.8 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2022 and 2021.

Financing Activities

For the nine months ended September 30, 2022, our Net cash provided by/(used in) financing activities was $237.5 million, compared to $443.2 million for the comparable period of 2021.

The following significant financing activities occurred during the nine months ended September 30, 2022:

●	settlement of 8.3 million shares of common stock under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $449.9 million;
●	repurchase of 0.4 million common shares for approximately $15.2 million;
●	net proceeds of $205.0 million on our unsecured commercial paper program; and
●	payment of $359.9 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In September 2022, the Company amended its Revolving Credit Facility and Term Loan to change the interest rate benchmark from LIBOR to SOFR.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 85.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 93.0 basis points. The margins noted for the current interest rates include a 10 basis points adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement included sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points in September 2022 upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

As of September 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit at September 30, 2022), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. In September 2022, the Company amended its Working Capital Credit Facility to change the interest rate benchmark from LIBOR to SOFR. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 87.5 basis points. The margin noted for the current interest rate includes a 10 basis points adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of September 30, 2022, we had $41.2 million of outstanding borrowings under the Working Capital Credit Facility, leaving $33.8 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2022.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2022, we had issued $425.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 3.44%, leaving $275.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $668.2 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2022. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2022 would increase by $4.2 million based on the average balance outstanding during the period.

These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the adjusted level of overall economic activity that could exist in such an environment or actions we may take to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 11, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivative instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by/(used in) operating activities	$602,638	$483,169
Net cash provided by/(used in) investing activities	(838,659)	(921,275)
Net cash provided by/(used in) financing activities	237,498	443,168

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $22.5 million ($0.07 per diluted share) for the three months ended September 30, 2022, as compared to $16.7 million ($0.06 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $45.5 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2022 and 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses.

This was partially offset by:

●	a decrease in interest income and other income/(expense), net of $15.7 million primarily due to an $(8.5) million unrealized loss due to a decrease in the public share price of SmartRent, Inc. (“SmartRent”) during the three months ended September 30, 2022 as compared to a $4.6 million unrealized gain due to the increase in SmartRent’s public share price during the three months ended September 30, 2021;
●	an increase in depreciation expense of $14.1 million primarily due to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021; and

●	a decrease in income from unconsolidated entities of $4.4 million primarily due to $(1.5) million of investment income/(loss) from RETV I during the three months ended September 30, 2022, as compared to $9.9 million during the three months ended September 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by an increase in income from our preferred equity investments; and
●	an increase in interest expense of $3.6 million primarily due to an increase in average interest rates during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Net income/(loss) attributable to common stockholders was $39.1 million ($0.12 per diluted share) for the nine months ended September 30, 2022, as compared to $29.4 million ($0.10 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $134.3 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2022 and 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses; and
●	a decrease in interest expense of $37.2 million primarily due to $42.3 million of extinguishment costs from the prepayment of debt during the nine months ended September 30, 2021, as compared to none for the nine months ended September 30, 2022, partially offset by an increase in average interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

This was partially offset by:

●	no gains recognized from the sale of real estate during the nine months ended September 30, 2022, as compared to a gain of $50.8 million from the sale of an operating community located in Anaheim, California during the nine months ended September 30, 2021;
●	an increase in depreciation expense of $55.1 million primarily due to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021;
●	a decrease in income from unconsolidated entities of $24.9 million primarily due to $(28.0) million of investment income/(loss) from RETV I during the nine months ended September 30, 2022 as compared to $18.0 million during the nine months ended September 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community in 2022 and an increase in income from our preferred equity investments; and
●	a decrease in interest income and other income/(expense), net of $19.8 million primarily due to a $(15.2) million unrealized loss due to the decrease in SmartRent’s public share price during the nine months ended September 30, 2022 as compared to a $5.0 million unrealized gain due to the increase in SmartRent’s public share price during the nine months ended September 30, 2021.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2022	2021	% Change	2022	2021	% Change
Same-Store Communities:
Same-Store rental income	$357,398	$318,654	12.2%	$990,126	$888,832	11.4%
Same-Store operating expense (c)	(111,704)	(104,194)	7.2%	(301,429)	(286,385)	5.3%
Same-Store NOI	245,694	214,460	14.6%	688,697	602,447	14.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	13,095	1,454	NM *	63,950	15,046	NM *
Development communities NOI	1,064	(99)	NM *	569	(171)	NM *
Non-residential/other NOI (e)	4,668	1,793	160.3%	8,804	5,884	49.6%
Sold and held for disposition communities NOI	497	1,872	(73.5)%	1,486	5,968	(75.1)%
Total Non-Mature Communities/Other NOI	19,324	5,020	284.9%	74,809	26,727	179.9%
Total property NOI	$265,018	$219,480	20.7%	$763,506	$629,174	21.4%

* Not meaningful

(a)	Same-Store consists of 50,318 apartment homes.
(b)	Same-Store consists of 47,344 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income/(loss) attributable to UDR, Inc.	$23,605	$17,731	$42,394	$32,555
Joint venture management and other fees	(1,274)	(1,071)	(3,778)	(4,918)
Property management	12,675	9,861	36,203	28,129
Other operating expenses	3,746	4,237	13,485	13,045
Real estate depreciation and amortization	166,781	152,636	497,987	442,893
General and administrative	15,840	15,810	47,333	43,673
Casualty-related charges/(recoveries), net	901	1,568	1,210	4,682
Other depreciation and amortization	3,430	3,269	9,521	8,472
(Gain)/loss on sale of real estate owned	—	—	—	(50,829)
(Income)/loss from unconsolidated entities	(10,003)	(14,450)	(4,186)	(29,123)
Interest expense	39,905	36,289	112,653	149,849
Interest income and other (income)/expense, net	7,495	(8,238)	6,934	(12,831)
Tax provision/(benefit), net	377	529	1,032	1,283
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,533	1,260	2,684	2,221
Net income/(loss) attributable to noncontrolling interests	7	49	34	73
Total property NOI	$265,018	$219,480	$763,506	$629,174

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2021 (for quarter-to-date comparison) and January 1, 2021 (for year-to-date comparison) and held on September 30, 2022 consisted of 50,318 and 47,344 apartment homes and provided 92.7% and 90.2% of our total NOI for the three and nine months ended September 30, 2022, respectively.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

NOI for our Same-Store Community properties increased 14.6%, or $31.2 million, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in property NOI was attributable to a 12.2%, or $38.7 million, increase in property rental income, partially offset by a 7.2%, or $7.5 million, increase in operating expenses. The increase in property rental income was primarily driven by an 11.5%, or $34.4 million, increase in rental rates, a $6.1 million decrease in rent concessions and a 10.8%, or $3.9 million, increase in reimbursement and ancillary and fee income, partially offset by a $2.8 million increase in occupancy loss. Weighted average physical occupancy decreased by 0.7% to 96.8% and total monthly income per occupied home increased by 13.0% to $2,446.

The increase in operating expenses was primarily driven by a 12.1%, or $2.4 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 20.2%, or $1.1 million, increase in insurance expense due to increased claims, a 5.2%, or $2.2 million, increase in real estate taxes due to higher assessed valuations and a 9.8%, or $1.4 million, increase in utilities, which was primarily due an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 68.7% and 67.3% for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

NOI for our Same-Store Community properties increased 14.3%, or $86.3 million, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in property NOI was attributable to an 11.4%, or $101.3 million, increase in property rental income, partially offset by a 5.3%, or $15.0 million, increase in operating expenses. The increase in property rental income was primarily driven by an 8.4%, or $71.7 million, increase in rental rates, a $1.2 million decrease in our bad debt expense related to multifamily tenant lease receivables, an $18.6 million decrease in rent concessions, a $1.5 million decrease in occupancy loss and a 10.9%, or $10.7 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy increased by 0.2% to 97.1% and total monthly income per occupied home increased by 11.2% to $2,394.

The increase in operating expenses was primarily driven by a 12.5%, or $6.2 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 27.7%, or $4.0 million, increase in insurance expense due to increased claims, an 8.1%, or $3.1 million, increase in utilities, which was primarily due an increase in energy costs, and a 2.0%, or $2.4 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 69.6% and 67.8% for the nine months ended September 30, 2022 and 2021, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

The remaining 7.3%, or $19.3 million, of our total NOI during the three months ended September 30, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 284.9%, or $14.3 million, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $11.6 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2022 and 2021, and a $2.9 million increase in non-residential/other NOI due to revenue and expense and straight-line adjustment for concessions, partially offset by a $1.4 million decrease in sold and held for disposition communities.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

The remaining 9.8%, or $74.8 million, of our total NOI during the nine months ended September 30, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 179.9%, or $48.1 million, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $48.9 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2022 and 2021, and a $2.9 million increase in non-residential/other NOI due to revenue and expense and straight-line adjustment of concessions, partially offset by a $4.5 million decrease in sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended September 30, 2022 and 2021, the Company recognized real estate depreciation and amortization of $166.8 million and $152.6 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021.

For the nine months ended September 30, 2022 and 2021, the Company recognized real estate depreciation and amortization of $498.0 million and $442.9 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021.

Gain/(Loss) on sale of real estate owned

During the nine months ended September 30, 2022, the Company did not recognize any gains from the sale of real estate. During the nine months ended September 30, 2021, the Company recognized a gain of $50.8 million from the sale of an operating community located in Anaheim, California.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2022 and 2021, the Company recognized income/(loss) from unconsolidated entities of $10.0 million and $14.5 million, respectively. The decrease in 2022 as compared to 2021 was primarily attributable to $(1.5) million of investment income/(loss) from RETV I during the three months ended September 30, 2022, as compared to $9.9 million of investment income/(loss) from RETV I during the three months ended September 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by an increase in income from our preferred equity investments.

For the nine months ended September 30, 2022 and 2021, the Company recognized income/(loss) from unconsolidated entities of $4.2 million and $29.1 million, respectively. The decrease in 2022 as compared to 2021 was primarily attributable to $(28.0) million of investment income/(loss) from RETV I during the nine months ended September 30, 2022 as compared to $18.0 million of investment income/(loss) from RETV I during the nine months ended September 30, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community in 2022 and an increase in income from our preferred equity investments.

Interest expense

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of $39.9 million and $36.3 million, respectively. The increase in 2022 as compared to 2021 was primarily due to an increase in average interest rates during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of $112.7 million and $149.8 million, respectively. The decrease in 2022 as compared to 2021 was primarily due to $42.3 million of extinguishment costs from the prepayment of debt during the nine months ended September 30, 2021, as compared to none for the nine months ended September 30, 2022, partially offset by an increase in average interest rates for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Interest income and other income/(expense), net

For the three months ended September 30, 2022 and 2021, the Company recognized interest income and other income/(expense), net of $(7.5) million and $8.2 million, respectively. The decrease of $15.7 million was primarily due to an $(8.5) million unrealized loss due to the decrease in SmartRent’s public share price during the three months ended September 30, 2022 as compared to a $4.6 million unrealized gain due to the increase in SmartRent’s public share price during the three months ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Company recognized interest income and other income/(expense), net of $(6.9) million and $12.8 million, respectively. The decrease of $19.8 million was primarily due to a $(15.2) million unrealized loss due to the decrease in SmartRent’s public share price during the nine months ended September 30, 2022 as compared to a $5.0 million unrealized gain due to the increase in SmartRent’s public share price during the nine months ended September 30, 2021.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, and our cost of development, redevelopment or maintenance activities including if materials are not purchased or contractually locked in advance of such increases. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and nine months ended September 30, 2022.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income/(loss) attributable to common stockholders	$22,499	$16,673	$39,087	$29,384
Real estate depreciation and amortization	166,781	152,636	497,987	442,893
Noncontrolling interests	1,540	1,309	2,718	2,294
Real estate depreciation and amortization on unconsolidated joint ventures	7,457	7,929	22,570	24,064
Net gain on the sale of unconsolidated depreciable property	—	—	—	(2,460)
Net gain on the sale of depreciable real estate owned, net of tax	—	—	—	(50,778)
FFO attributable to common stockholders and unitholders, basic	$198,277	$178,547	$562,362	$445,397
Distributions to preferred stockholders — Series E (Convertible)	1,106	1,058	3,307	3,171
FFO attributable to common stockholders and unitholders, diluted	$199,383	$179,605	$565,669	$448,568
Income/(loss) per weighted average common share, diluted	$0.07	$0.06	$0.12	$0.10
FFO per weighted average common share and unit, basic	$0.57	$0.56	$1.64	$1.39
FFO per weighted average common share and unit, diluted	$0.57	$0.55	$1.63	$1.39
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	346,175	320,357	341,892	319,491
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	350,078	326,611	346,061	323,456

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$386	$—	$42,336
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	—	—	1,682
Variable upside participation on DCP, net	—	—	(10,622)	—
Legal and other	10	80	1,493	1,299
Realized (gain)/loss on real estate technology investments, net of tax	376	(100)	(7,748)	(547)
Unrealized (gain)/loss on real estate technology investments, net of tax	9,589	(14,499)	45,896	(22,161)
Severance costs	—	233	—	841
Casualty-related charges/(recoveries), net	901	1,609	1,210	4,894
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	50	—	50
	$10,876	$(12,241)	$30,229	$28,394
FFOA attributable to common stockholders and unitholders, diluted	$210,259	$167,364	$595,898	$476,962

FFOA per weighted average common share and unit, diluted	$0.60	$0.51	$1.72	$1.47

Recurring capital expenditures	(20,383)	(16,844)	(50,598)	(42,427)
AFFO attributable to common stockholders and unitholders, diluted	$189,876	$150,520	$545,300	$434,535

AFFO per weighted average common share and unit, diluted	$0.54	$0.46	$1.58	$1.34

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	346,175	320,357	341,892	319,491
Weighted average number of OP/DownREIT Units outstanding	(21,474)	(22,529)	(21,514)	(22,493)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	324,701	297,828	320,378	296,998

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	350,078	326,611	346,061	323,456
Weighted average number of OP/DownREIT Units outstanding	(21,474)	(22,529)	(21,514)	(22,493)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(2,918)	(2,918)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	325,686	301,164	321,629	298,045

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2022, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

There are many factors that affect the business and the results of operations of the Company, some of which are beyond its control. The following is a description of important factors that may cause the Company’s actual results in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

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

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of the COVID-19 pandemic and related governmental actions including, eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, limitations on collection laws, and limitations on rent increases, have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Early in 2021, the federal government allocated funds to rent relief programs to be run by state and local authorities. In certain locations the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected by COVID-19 related factors, although, to date, such impacts have not been material. The COVID-19 pandemic or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance could be impacted by future developments, including the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines including newly developed or to-be-developed vaccines (including against COVID-19 variant strains that exists or may arise in the future), the creation and duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2022, approximately 60.6% of our total NOI was generated from communities located in Metropolitan D.C. (15.6%), Orange County, CA (11.6%), Boston, MA (11.1%),the San Francisco Bay Area, CA (8.0%), New York, NY (7.4%) and Seattle, WA (6.9%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases generally enables us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2022, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $761.1 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners have in the past failed, and may in the future fail, to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2022, we had approximately $668.2 million of variable rate indebtedness outstanding, which constitutes approximately 11.9% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

The Phase-Out of LIBOR and Transition to an Alternative Benchmark Interest Rate Could Have Adverse Effects. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and intends to cease the publication of the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows, although we have amended our Revolving Credit Facility, related interest rate swaps and Working Capital Credit Facility to reference SOFR.

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

During the three months ended September 30, 2022, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended September 30, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	11,158	$23.22	11,158	13,842
July 1, 2022 through July 31, 2022	—	—	—	13,842
August 1, 2022 through August 31, 2022	—	—	—	13,842
September 1, 2022 through September 30, 2022	365	41.49	365	13,477
Balance as of September 30, 2022	11,523	$23.80	11,523	13,477
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2022, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2022 through July 31, 2022	—	$—	N/A	N/A
August 1, 2022 through August 31, 2022	—	—	N/A	N/A
September 1, 2022 through September 30, 2022	—	—	N/A	N/A
Total	—	$—
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

10.1

Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of July 25, 2022 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 19, 2022, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 27, 2022	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)