Form 10-K
period 2022-12-31
UDR, Inc.
filed 2023-02-13
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2022 was approximately $6.0 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 8, 2023, there were 329,165,608 shares of UDR, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	general market and economic conditions;
●	the impact of inflation/deflation;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates, including as a result of COVID-19;
●	the failure of acquisitions, developments or redevelopments to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	the availability of capital and the stability of the capital markets;
●	changes in job growth, home affordability and the demand/supply ratio for multifamily housing;
●	the failure of automation or technology to help grow net operating income;

●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
●	delays in completing developments and lease-ups on schedule or at expected rent and occupancy levels;
●	our failure to succeed in new markets;
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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.
●	The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions.
●	We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases.
●	Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.
●	We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.
●	Competition Could Adversely Affect Our Ability to Acquire Properties.
●	Development and Construction Risks Could Impact Our Profitability.

●	An Epidemic, Pandemic or Other Health Crisis, Including the Ongoing COVID-19 Pandemic, and Measures Intended to Prevent the Spread of Such an Event Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
●	Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance.
●	We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance.
●	The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values.
●	A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation.
●	Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Securities.
●	Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.
●	Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders.
●	Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets.
●	Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock.
●	We Would Incur Adverse Tax Consequences if We Failed to Qualify as a REIT.
●	Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock.
●	We May Change the Dividend Policy for Our Common Stock in the Future.
●	Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company Restrict the Transferability of Our Stock and May Prevent Takeovers That are Beneficial to Our Stockholders.

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities in targeted markets located in the United States. At December 31, 2022, our consolidated real estate portfolio consisted of 165 communities located in 21 markets, consisting of 54,999 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2022, the Company was developing three wholly-owned communities totaling 715 homes, of which 161 have been completed.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2022, we declared total distributions of $1.52 per common share and paid dividends of $1.5025 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2022	2022
First Quarter	$0.3800	$0.3625
Second Quarter	0.3800	0.3800
Third Quarter	0.3800	0.3800
Fourth Quarter	0.3800	0.3800
Total	$1.5200	$1.5025

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

As of December 31, 2022, there were 186.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million OP Units (including 0.1 million of general partnership units), or 94.7%, were owned by UDR and 9.8 million OP Units, or 5.3%, were owned by outside limited partners. As of December 31, 2022, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.1 million, or 65.1%, were owned by UDR and its subsidiaries and 11.3 million, or 34.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

Human Capital Management

As of February 8, 2023, we had 1,317 full-time associates and 9 part-time associates, all of whom were employed by UDR. Of such number 916 associates are employed in roles that are located at or that are solely related to our communities and the remainder are employed in corporate roles. Recruiting and retaining our associates, as well as assisting them in their professional development, are critically important in successfully managing our business. UDR’s culture is one based on innovation, inclusion, empowerment, adaptability, and execution, and understanding and maintaining our culture is fundamental to recruiting and retaining associates. To that end, in 2020 we updated our culture statement and launched an associate facing culture website to ensure that our associates understand our culture and have an opportunity to participate in its evolution.

Associate Compensation

Attracting, developing, and retaining high-quality and diverse associates are critical to the long-term success of our Company. Implementing fair, non-biased compensation practices is our starting point. We also use various recruiting methods depending on job function, including an associate referral program, internet-based recruiting platforms, and third-party recruiting agencies. With respect to compensation, we utilize market surveys and other third-party information when determining salary ranges, and we design our compensation programs to include bonus potential to incentivize performance. In addition, we evaluate gender- and diversity-based job-title-specific compensation metrics quarterly to actively monitor pay equity, identify areas for improvement and as part of the Company’s evolving long-term Environmental, Social, and Governance (“ESG”) and People Strategy. These results are provided annually to our Board of Directors.

In 2022, we implemented the CompAnalyst Enterprise solution, a compensation tool that assists us in identifying any changes in market pay and pay equity gaps, and helps us assess potential flight risks. Implementing this tool should help the Company in retaining quality associates and forecasting budgets. Results of this analysis will be incorporated into our annual communication to executive leadership and the Board of Directors.

Associate Growth and Development

We believe that training is important to our associates’ job satisfaction, is essential to furthering their effectiveness, and helps in career advancement and associate retention, helping us to create a more efficient workforce. Accordingly, we offer a wide variety of training opportunities. In addition to training designed to address regulatory and statutory matters (e.g., harassment, cybersecurity, fair housing, etc.), associates have the option of participating in management development through our Certified Manager and the Level Up! Career Mobility Programs. These programs are designed to enable our associates to acquire skills that will be useful to them as they progress in their career. In total, there are over 5,000 courses available to our associates. Examples of program topics include: leasing skills, basic property maintenance, customer service, project management, and system applications. In aggregate, our associates engaged in 16,267 hours of training in 2022, or an average of 13 hours per associate. In addition, we enhanced our controls around required training to ensure that associates complete these courses in a timely manner. As of our 2022 year-end measurement, 97% of associates completed annual technology IT security training, 98% of associates completed fair housing training, 98% of associates completed annual harassment training, 98% of associates completed diversity and inclusion training, and 98% of associates completed our annual business ethics training.

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

As of December 31, 2022, our total workforce is 60% male and 40% female. The ethnicity of our workforce is 55% White, 26% Hispanic/Latino, 12% Black, 2% Asian and 5% Other. “Other” includes: American Indian, Alaska Native, Native Hawaiian, Pacific Islander, Not Specified or two or more races.

As of December 31, 2022, our management team (associates with the title of community director or director and higher job classifications) is 57% male and 43% female. The ethnicity of our management team is 61% White and 39% non-White.

Over the three-year period ending December 31, 2022, 582 associates were promoted. Of the associates that were promoted to the positions of community director, director, or a higher job classification during the period, 59% were female and 33% were non-White.

Associate Engagement and Outreach

We conduct an associate engagement survey every two to three years, which surveys all associates on a variety of issues. The results of our 2021 survey showed that 94% of associates feel that they can build relationships with colleagues, 89% of associates feel that they are treated fairly and 87% of associates feel that they can succeed and thrive at work.

We believe that our associates should also be involved in their communities and that we should assist with those efforts. In 2022, UDR provided 1,072 hours of paid time off for our associates to be used for volunteer work with more than 20+ local organizations that make a difference in the communities in which we operate. UDR provides paid time off during specified, Company-wide volunteer days in 2022 and our associates responded with a 179% year-over-year increase in volunteer hours. While the COVID-19 pandemic negatively affected the program in 2020, we were able to re-implement it on a limited basis in 2021 and fully re-implement it in 2022.

Employee Health, Wellness and Safety

The health, wellness, and safety of our associates is of utmost importance to UDR to maintain our inclusive culture and ensure our associates are engaged. We publish a monthly Wellness Newsletter for our associates as part of our UDR Wellness Initiative. The Wellness Newsletters cover multiple topics, including preventative care, fitness and heart health, managing anxiety, mental health, fatigue, healthy eating habits, and provide an avenue for associates to access the CDC’s updates and recommendations related to COVID-19 and other illnesses. We have developed a number of integrated programs to help ensure the health, wellness and safety of our associates.

In early 2021, we rolled out access to a confidential on-demand behavioral health support mobile application, providing associates 24/7 access to a care team comprised of coaches and mental health professionals through text-based chats and self-guided activities at no cost to the associate. The program was enhanced in 2022 to provide access to three additional free confidential visits (six total) with a counselor.

In early 2022, associates were invited to participate in a third-party benefits survey. This survey yielded that 72% of associates who responded believe that UDR offers benefits that meet their needs. Utilizing feedback from this survey, as well as additional sources, including our most recent associate engagement survey, UDR introduced the Lifestyle Spending Account and Roth 401(k) retirement plan in 2022. The Lifestyle Spending Account was established for all full-time UDR associates, totals $1,000 per associate annually, and provides our associates with the flexibility to choose among a list of health, wellness, and lifestyle categories to which to apply the $1,000, including mental, physical, financial, or emotional health, family support, professional development, student loan repayment and more. Starting in the fall of 2022, we also introduced a Roth 401(k) plan that is available to all UDR associates. By adding this benefit option, our associates have the choice to invest their money for retirement on a pre- or post-tax basis.

We also provide all associates with the opportunity to participate in a wide set of other employee benefits, including health, dental and vision insurance coverage.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2021, and held as of December 31, 2022. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

2022 Highlights

Commitment to Shareholders

●

In July 2022, the Company marked its 50th year as a REIT and, in October 2022, paid its 200th consecutive quarterly dividend. The Company’s annualized declared 2022 dividend of $1.52 represented a 4.8% increase over the previous year.

Property Operations

●

Net income attributable to common stockholders was $82.5 million as compared to $145.8 million in the prior year. The decrease was primarily driven by lower gains from dispositions of real estate, higher depreciation expense due to communities acquired in 2022 and 2021, and lower investment income from unconsolidated entities primarily due to unrealized losses from SmartRent, Inc. (“SmartRent”), a portfolio investment of an unconsolidated fund, and lower interest income and other income/(expense) primarily due to unrealized losses from our direct investment in SmartRent, partially offset by higher total net operating income (“NOI”) and lower interest expense primarily due to lower debt extinguishment costs, partially offset by higher interest rates.

●	Total revenues increased 17.6% over the prior year primarily due to overall market rent growth and communities acquired during 2022 and 2021.
●	We achieved Same-Store revenue growth of 11.1% and Same-Store NOI growth of 13.5%.

Investing and Developments

●	We acquired three to-be-developed parcels of land located in Fort Lauderdale, Florida, Riverside, California, and Dallas, Texas, for approximately $135.2 million.
●	We acquired one operating community in Danvers, Massachusetts for approximately $207.5 million.
●	We commenced the development of two communities located in Addison, Texas, and Tampa, Florida, with a total of 415 apartment homes.
●	We recognized a gain of $25.5 million from the sale of one operating community located in Orange County, California.

●	We committed to invest $60.0 million in real estate technology investments, of which $16.4 million was funded.
●	We contributed $129.8 million to three new investments under our Developer Capital Program, which earn preferred returns ranging between 8.0% and 8.25%.
●	Our preferred investment in one Developer Capital Program investment was fully repaid for approximately $73.0 million, net of associated costs, in connection with the sale of the operating community.
●

We entered into two secured mezzanine loans, both of which have an 11.0% interest rate, with unaffiliated third party developers of apartment home communities under construction, with a total aggregate commitment of $84.1 million, of which $23.1 million was funded during 2022.

Balance Sheet

●	We amended our Revolving Credit Facility, Term Loan, and Working Capital Credit Facility to change the interest rate benchmark from LIBOR to SOFR.
●

We settled 11.4 million shares of common stock under forward sales agreements as part of our ATM program and previously announced forward sales agreements for net proceeds of approximately $629.6 million.

●	We repurchased 1.2 million shares of common stock for approximately $49.0 million.

ESG Report

We have published our 2022 ESG Report on our website, which discloses our environmental and social programs and performance. The report’s ESG disclosures were, to the extent applicable, prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s activities in 2022.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 165 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations;
●	our communities that are located proximate to each other within a market provide enhanced economics; and
●	our mix of urban/suburban communities is approximately 31%/69% and our mix of A/B quality properties is approximately 43%/57%.

We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	high working age population growth, relatively robust rental versus single-family home affordability, measured new supply growth, overall potential for strong total income growth;
●	the tax and regulatory environment of the market in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	our climate assessments for the market and sub-market in which the property is located;
●	construction quality, condition and design of the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2022	2021	2020	2019	2018
Homes acquired	433	5,426	1,642	7,079	—
Homes disposed	90	651	599	—	868
Homes owned at December 31,	54,999	53,229	48,283	47,010	39,931
Total real estate owned, at cost	$15,570,072	$14,740,803	$13,071,472	$12,602,101	$10,196,159

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2022, the Company was developing three wholly-owned communities located in Washington, D.C., Addison, Texas, and Tampa, Florida, totaling 715 homes, of which 161 have been completed, with a budget of $332.5 million, in which we have an investment of $190.1 million. The communities are estimated to be completed between the first quarter of 2023 and the second quarter of 2024.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2022, we incurred $84.0 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2022, the Company had no communities at which it was conducting substantial redevelopment activities.

Joint Venture and Partnership Activities

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision to either hold an apartment community in fee simple or have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land or a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projections, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

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

Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Refer to Human Capital Management section above, for further information on the Company’s corporate culture.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

●	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
●	scalable operating and support systems, which include automated systems to meet the changing needs of our residents and to effectively focus on our internet-based marketing efforts;
●	access to sources of capital;
●	geographic diversification with a presence in 21 markets across the country; and
●	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

At December 31, 2022, our consolidated real estate portfolio included 165 communities with a total of 54,999 completed apartment homes. The overall quality of our portfolio generally enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2022, the Company was developing three wholly-owned communities located in Washington, D.C., Addison, Texas, and Tampa, Florida, totaling 715 homes, of which 161 have been completed, with a budget of $332.5 million, in which we have an investment of $190.1 million. The communities are estimated to be completed between the first quarter of 2023 and the second quarter of 2024.

At December 31, 2022, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Net income attributable to common stockholders was $82.5 million as compared to $145.8 million in the prior year. The decrease was primarily driven by lower gains from dispositions of real estate, higher depreciation expense due to communities acquired in 2022 and 2021, lower investment income from unconsolidated entities primarily due to unrealized losses from SmartRent, a portfolio investment of an unconsolidated fund, and lower interest income and other income/(expense) primarily due to unrealized losses from our direct investment in SmartRent, partially offset by higher total NOI and lower interest expense.

For the year ended December 31, 2022, our Same-Store NOI increased by $111.2 million compared to the prior year. Our Same-Store Community properties provided 89.7% of our total NOI for the year ended December 31, 2022. The increase in NOI for the 47,360 Same-Store apartment homes, or 86.1% of our portfolio, was primarily driven by an increase in market rental rates, lower rent concessions, and an increase in reimbursement, ancillary and fee income, partially offset by higher repair and maintenance expense, insurance expense, utility expense, and real estate tax expense.

Revenue growth in 2023 may be impacted by adverse developments affecting the general economy, inclusive of economic conditions as a result of a recession, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2022.

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

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage on a replacement cost basis, including loss of rental income during the reconstruction period.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions, particularly increases in unemployment;
●	declines in mortgage interest rates, making alternative housing options more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2022, approximately 72.4% of our total NOI was generated from communities located in Metropolitan D.C. (14.9%), Boston, MA (11.7%), Orange County, CA (11.1%), the San Francisco Bay Area, CA (7.8%), New York, NY (7.6%), Dallas, TX (7.2%), Seattle, WA (6.7%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to the impact of the COVID-19 pandemic. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants have experienced in the past, and may experience in the future, financial distress or bankruptcy, or may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases generally enables us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, or at all, which could cause us to delay or even abandon potential acquisitions;
●	even if we are able to finance an acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates and rental rates may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;
●	we may experience supply chain constraints, which could result in increased development costs or delay initial occupancy dates for all or a portion of a development community;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	costs may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;

●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

An Epidemic, Pandemic or Other Health Crisis, Including the Ongoing COVID-19 Pandemic, and Measures Intended to Prevent the Spread of Such an Event Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business.

State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase, our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, although, to date, such impacts have not been material. An epidemic, pandemic or other health crisis, including the COVID-19 pandemic, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2022, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $754.4 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

We may also be subject to other risks in connection with partnerships or joint ventures, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions (which could result in litigation or disposing of an asset at a time at which we otherwise would not sell the asset), (ii) limitations on our ability to liquidate our position in the partnership or joint venture without the consent of the other partner, and (iii) requirements to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act of 1990, as amended (the “Americans with Disabilities Act”) generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if our property was in compliance with the law.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes in response to COVID-19 and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance.

Risk of Damage from Catastrophic Weather and Natural Events. Our communities are located in areas that have experienced, and in the future may experience, catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, floods, deep freezes, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

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

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Risks Related to Ground Leases. We have entered into in the past and may in the future enter into, as either landlord or tenant, a long-term ground lease with respect to a property or a portion thereof. Such ground leases may contain a rent reset provision that requires both parties to agree to a new rent or is based upon factors, for example fair market rent, that are not objective and are not within our control. We may not be able to agree with the counterparty to a revised rental rate, or the revised rental rate may be set by external factors, which could result in a different rental rate than we forecasted. In the past we have had disagreements with respect to revised rental rates and certain of such disagreements have gone to arbitration (for resolution as provided in the applicable lease agreement) and have been resolved in a manner adverse to us. In addition, the other party may not perform as expected under the ground lease or there may be a dispute with the other party to the ground lease. Any of these circumstances could have an adverse effect on our business, financial condition or operating results.

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

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues to demand the use of sophisticated systems, software and technology. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements and our residents’ demands and expectations. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so, our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operations.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2022, we had approximately $530.0 million of variable rate indebtedness outstanding, which constitutes approximately 9.6% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt and to pay dividends or distributions will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

●	the national and local economies;

●	local real estate market conditions, such as an oversupply of apartment homes;
●	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
●	our ability to provide adequate management, maintenance and insurance;
●	rental expenses, including real estate taxes and utilities;
●	competition from other apartment communities or alternative housing options;
●	changes in interest rates and the availability of financing;
●	changes in governmental regulations and the related costs of compliance; and
●	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing.

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

The Phase-Out of LIBOR and Transition to an Alternative Benchmark Interest Rate Could Have Adverse Effects. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and intends to cease the publication of the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows, although we have amended our Revolving Credit Facility, related interest rate swaps, Working Capital Credit Facility and other loan agreements to reference SOFR.

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

Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock.

A Change in U.S. Government Policy or Support Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. While in recent years we have decreased our borrowings from Fannie Mae and Freddie Mac, Fannie Mae and Freddie Mac are a major source of financing to participants in the multifamily housing markets including potential purchasers of our properties. Potential options for the future of agency mortgage financing in the U.S. have been, and may in the future be, suggested that could involve a reduction in the amount of financing Fannie Mae and Freddie Mac are able to provide, limitations on the loans that the agencies may make, which may not include loans secured by properties like our properties, or the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, or if there is reduced government support for multifamily housing generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect our business and results of operations.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

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

We Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which Are Subject to Certain Tax Risks. We have established or invested in and conduct a portion of our business through taxable REIT subsidiaries. Despite our qualification as a REIT, taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or taxable REIT subsidiaries may be denied deductions, to the extent our dealings with taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

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

Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company Restrict the Transferability of Our Stock and May Prevent Takeovers That are Beneficial to Our Stockholders. One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control which does not threaten our REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. Absent such an exemption from our board of directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, will be considered null and void, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2022, our consolidated apartment portfolio included 165 communities located in 21 markets, with a total of 54,999 completed apartment homes.

The table below set forth a summary of real estate portfolio by geographic market of the Company at December 31, 2022.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2022

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	9	4,595	9.2%	$1,440,030	$—	$313,391	96.9%	860
San Francisco, CA	13	3,135	7.2%	1,128,299	27,000	359,904	90.6%	847
Seattle, WA	15	2,985	7.4%	1,146,389	—	384,050	97.3%	869
Los Angeles, CA	4	1,225	3.0%	472,430	—	385,657	96.6%	967
Monterey Peninsula, CA	7	1,567	1.2%	192,299	—	122,718	96.2%	728
Other Southern California	3	821	1.4%	221,093	—	269,297	97.2%	1,012
Portland, OR	3	752	0.8%	122,856	—	163,372	97.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	25	9,393	17.1%	2,650,010	288,530	282,126	97.1%	925
Baltimore, MD	7	2,219	3.5%	541,169	58,600	243,880	96.3%	963
Richmond, VA	4	1,359	1.0%	160,265	—	117,929	97.5%	1,017
NORTHEAST REGION
Boston, MA	13	5,031	13.0%	2,002,253	323,350	397,983	96.7%	996
New York, NY	6	2,318	10.1%	1,569,928	—	677,277	97.8%	754
Philadelphia, PA	4	1,172	2.8%	435,330	—	371,442	88.7%	949
SOUTHEAST REGION
Tampa, FL	11	3,877	4.2%	652,802	—	168,378	96.8%	995
Orlando, FL	11	3,493	3.5%	540,609	—	154,769	96.4%	972
Nashville, TN	8	2,260	1.5%	234,298	—	103,672	97.4%	933
Other Florida	1	636	0.6%	93,792	—	147,472	97.0%	1,130
SOUTHWEST REGION
Dallas, TX	15	6,218	6.6%	1,032,325	335,143	166,022	93.4%	837
Austin, TX	4	1,272	1.2%	181,477	—	142,671	97.7%	913
Denver, CO	2	510	1.6%	248,223	—	486,712	60.5%	861
Total Operating Communities	165	54,838	96.9%	15,065,877	1,032,623	$274,734	95.7%	912
Real Estate Under Development (a)	—	161	1.2%	190,105	—
Land	—	—	1.3%	206,018	—
Held for Disposition	—	—	0.0%	14,039	—
Other	—	—	0.6%	94,033	19,658
Total Real Estate Owned	165	54,999	100.0%	$15,570,072	$1,052,281
(a)	As of December 31, 2022, the Company was developing three wholly owned communities with a total of 715 apartment homes, of which 161 have been completed.

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

On February 8, 2023, there were 2,801 holders of record of the 329,165,608 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 89% of the distributions for 2022 represented ordinary income, 10% represented long-term capital gain and 1% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2022 and 2021 were $1.6456 per share, or $0.4114 per quarter, and $1.5700 per share, or $0.3925 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2022, a total of 2.7 million shares of the Series E were outstanding.

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

As of December 31, 2022, a total of 12.1 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 8, 2023, there were approximately 1,857 participants in the plan.

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

During the three months ended December 31, 2022, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the quarter ended December 31, 2022 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	1,523	$35.33	1,523	13,477
October 1, 2022 through October 31, 2022	827	40.96	827	12,650
November 1, 2022 through November 30, 2022	—	—	—	12,650
December 1, 2022 through December 31, 2022	—	—	—	12,650
Balance as of December 31, 2022	2,350	$37.31	2,350	12,650
(a)	This number reflects the number of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, the Nareit Equity Apartment Index and the MSCI U.S. REIT Index. The graph assumes that $100 was invested on December 31, 2017, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

Total Return Performance
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
UDR, Inc.
FTSE NAREIT Equity Apartments Index
MSCI U.S. REIT Index
S&P 500 Index
FTSE NAREIT Equity REITs Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
UDR, Inc.	100.00	106.40	129.26	110.47	177.98	118.47
FTSE Nareit Equity Apartment Index	100.00	103.70	130.99	110.89	181.44	123.47
MSCI U.S. REIT Index	100.00	95.43	120.09	110.99	158.79	119.87
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
FTSE Nareit Equity REITs Index	100.00	95.38	120.17	110.56	158.36	119.77

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

The following discussion should be read in conjunction with our consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2022, and 2021.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021 of UDR, Inc. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

At December 31, 2022, our consolidated real estate portfolio included 165 communities in 13 states plus the District of Columbia totaling 54,999 apartment homes. In addition, we have an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2022, was 47,360.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2022, 2021, and 2020 were $31.3 million, $21.0 million, and $19.0 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2022 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2022:

		December 31, 2022			Year Ended December 31, 2022
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	9	4,595	9.3%	$1,439,802	96.9%	$2,844	$118,539
San Francisco, CA	11	2,779	5.9%	914,296	96.0%	3,345	76,249
Seattle, WA	14	2,726	6.2%	968,150	97.5%	2,709	63,538
Los Angeles, CA	4	1,225	3.0%	472,430	96.6%	3,031	31,437
Monterey Peninsula, CA	7	1,567	1.2%	192,299	96.2%	2,199	30,856
Other Southern California	3	821	1.5%	220,987	97.2%	2,700	19,366
Portland, OR	3	752	0.8%	122,856	97.6%	1,974	12,690
Mid-Atlantic Region
Metropolitan D.C.	23	8,381	15.2%	2,372,091	97.2%	2,260	152,139
Baltimore, MD	5	1,597	2.3%	350,542	96.6%	1,824	22,451
Richmond, VA	4	1,359	1.0%	160,265	97.5%	1,709	20,336
Northeast Region
Boston, MA	11	4,298	10.9%	1,701,117	96.8%	2,978	106,135
New York, NY	6	2,318	10.0%	1,559,006	98.0%	4,231	65,731
Philadelphia, PA	1	313	0.7%	108,463	96.8%	2,484	6,290
Southeast Region
Tampa, FL	11	3,877	4.2%	652,790	96.8%	1,975	58,384
Orlando, FL	9	2,500	1.6%	251,978	96.8%	1,707	35,360
Nashville, TN	8	2,260	1.5%	234,298	97.4%	1,636	30,903
Other Florida	1	636	0.6%	93,792	97.0%	2,116	10,666
Southwest Region
Dallas, TX	11	3,866	3.9%	600,425	97.0%	1,715	48,749
Austin, TX	4	1,272	1.2%	181,477	97.7%	1,824	16,469
Denver, CO	1	218	0.9%	146,736	95.3%	3,551	6,565
Total/Average Same-Store Communities	146	47,360	81.9%	12,743,800	97.0%	$2,425	932,853
Non-Mature, Commercial Properties & Other	19	7,478	16.8%	2,622,128			108,209
Total Real Estate Held for Investment	165	54,838	98.7%	15,365,928			1,041,062
Real Estate Under Development (b)	—	161	1.2%	190,105			(670)
Real Estate Held for Disposition (c)	—	—	0.1%	14,039			—
Total Real Estate Owned	165	54,999	100.0%	15,570,072			$1,040,392
Total Accumulated Depreciation				(5,762,501)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,807,571
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2022, the Company was developing three wholly owned communities with a total of 715 apartment homes, of which 161 have been completed.
(c)	The retail component of a development community located in Washington D.C. met the criteria to be classified as held for disposition at December 31, 2022.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2021 and held as of December 31, 2022. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of December 31, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

In March 2022, in connection with an underwritten public offering, the Company entered into forward sales agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share received by the Company upon settlement was determined on the applicable settlement dates based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. During the year ended December 31, 2022, the Company settled all 7.0 million shares under the forward sales agreements at a weighted average forward price per share of $57.07, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $399.5 million.

As described above, during the year ended December 31, 2022, the Company settled 11.4 million shares in aggregate under previously announced forward sales agreements, including under the ATM program, for net proceeds of $630.4 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $629.6 million.

During the year ended December 31, 2022, the Company repurchased 1.2 million shares of its common stock at an average price of $41.14 per share for total consideration of approximately $49.0 million under its share repurchase program.

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

During 2023, we have approximately $1.2 million of secured debt maturing, inclusive of principal amortization, and $300.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the debt due in 2023 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

The following table summarizes our material cash requirements as of December 31, 2022 (dollars in thousands):

	Payments Due by Period
Material Cash Requirements	2023	2024-2025	2026-2027	Thereafter	Total
Long-term debt obligations	$301,242	$315,199	$1,005,604	$3,854,236	$5,476,281
Interest on debt obligations (a)	162,003	312,641	268,920	333,131	1,076,695
Letters of credit	2,617	—	—	—	2,617
Operating lease obligations:
Ground leases (b)	12,442	24,884	24,884	417,895	480,105
	$478,304	$652,724	$1,299,408	$4,605,262	$7,035,698
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2022.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2022, we incurred gross interest costs of $169.3 million, of which $13.4 million was capitalized.

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

The following tables present the summarized financial information for the Operating Partnership as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total real estate, net	$2,353,509	$2,262,108
Cash and cash equivalents	9	21
Operating lease right-of-use assets	195,296	198,835
Other assets	67,186	96,553
Total assets	$2,616,000	$2,557,517

Secured debt, net	$187,537	$143,745
Notes payable to UDR (a)	1,162,308	972,283
Operating lease liabilities	190,495	193,892
Other liabilities	118,103	108,076
Total liabilities	1,658,443	1,417,996
Total capital	$957,557	$1,139,521

	Year Ended
	December 31,
	2022	2021	2020
Total revenue	$511,560	$440,631	$428,747
Property operating expenses	(217,048)	(189,543)	(172,704)
Real estate depreciation and amortization	(155,451)	(152,520)	(143,005)
Gain/(loss) on sale of real estate	—	—	57,960
Operating income/(loss)	139,061	98,568	170,998
Interest expense (a)	(37,792)	(33,098)	(29,357)
Other income/(loss)	(3,589)	9,316	(5,543)
Net income/(loss)	$97,680	$74,786	$136,098
(a)	All $1.2 billion and $972.3 million notes payable to UDR as of December 31, 2022 and 2021, respectively, and $35.7 million, $30.8 million and $26.5 million of interest expense on notes payable to UDR for the years ended December 31, 2022, 2021, and 2020, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

Operating Activities

For the year ended December 31, 2022, our Net cash provided by/(used in) operating activities was $820.1 million compared to $664.0 million for 2021. The increase in cash flow from operating activities was primarily due to an increase in NOI, primarily driven by higher revenue per occupied home and additional operating communities, including those acquired in 2022 and 2021, and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2022, Net cash provided by/(used in) investing activities was $(929.5) million compared to $(1.3) billion for 2021. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions during 2022 and an increase in distributions received from unconsolidated joint ventures and partnerships, partially offset by a decrease in proceeds from the sale of real estate, an increase in investments in unconsolidated joint ventures and partnerships, an increase in spend for development and capital expenditures of real estate assets, and an increase from the net issuance of notes receivable during 2022 compared to the net repayment of notes receivable in 2021.

Acquisitions

In April 2022, the Company acquired a to-be-developed parcel of land located in Fort Lauderdale, Florida for approximately $16.0 million.

In June 2022, the Company acquired a 433 apartment home operating community located in Danvers, Massachusetts for approximately $207.5 million. The Company increased its real estate assets owned by approximately $203.7 million and recorded $3.8 million of in-place lease intangibles.

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

Dispositions

In November 2022, the Company sold an operating community located in Orange County, California with a total of 90 apartment homes for gross proceeds of $41.5 million, resulting in a gain of approximately $25.5 million.

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

For the year ended December 31, 2022, total capital expenditures of $234.0 million or $4,373 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $153.3 million or $3,036 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

●	an increase of 108.4%, or $43.7 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;
●	an increase of 61.3%, or $27.4 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 15.7%, or $10.0 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2022 and 2021 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2022	2021	% Change
Turnover capital expenditures	$17,148	$15,407	11.3%	$320	$305	4.9%
Asset preservation expenditures	56,713	48,413	17.1%	1,060	959	10.5%
Total recurring capital expenditures	73,861	63,820	15.7%	1,380	1,264	9.2%
NOI enhancing improvements (a)	72,165	44,727	61.3%	1,349	886	52.3%
Major renovations (b)	84,048	40,339	108.4%	1,571	799	96.6%
Operations platform	3,917	4,371	(10.4)%	73	87	(16.1)%
Total capital expenditures (c)	$233,991	$153,257	52.7%	$4,373	$3,036	44.0%
Repair and maintenance expense	$84,663	$71,147	19.0%	$1,582	$1,409	12.3%
Average home count (d)	53,514	50,488	6.0%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2022, our development pipeline consisted of three wholly-owned communities located in Washington D.C., Addison, Texas and Tampa, Florida, totaling 715 homes, of which 161 have been completed, with a budget of $332.5 million, in which we have a gross carrying value of $190.1 million. The communities are estimated to be completed between the first quarter of 2023 and the second quarter of 2024. During 2022, we incurred $198.0 million for development costs, an increase of $20.0 million as compared to costs incurred in 2021 of $178.0 million.

At December 31, 2022, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2022:

●	we made investments totaling $201.4 million in our unconsolidated joint ventures and partnerships, including contributions of $183.4 million to certain unconsolidated investments under our Developer Capital Program, each of which earns a preferred return;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $4.9 million; and
●	we received cash distributions of $103.8 million, of which $22.4 million were operating cash flows and $81.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2022 and 2021.

Financing Activities

For the years ended December 31, 2022 and 2021, Net cash provided by/(used in) financing activities was $111.2 million and $612.5 million, respectively.

The following significant financing activities occurred during the year ended December 31, 2022:

●	issued 11.4 million shares of common stock at an average price of $55.29 per share under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $629.6 million;
●	repurchased 1.2 million shares of common stock at an average price of $41.14 per share for approximately $49.0 million;
●	net proceeds of $80.0 million on our unsecured commercial paper program; and
●	paid $483.6 million of distributions to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2021:

●	issued $300.0 million of 2.10% senior unsecured medium-term notes due June 2033, for net proceeds of approximately $298.8 million;
●	issued $200.0 million of 3.00% senior unsecured medium-term notes due August 2031, priced at 106.388% of the principal amount to yield 2.259%, resulting in net proceeds of approximately $212.8 million;
●	repaid $300.0 million senior unsecured medium-term notes due October 2025;
●	net proceeds of $30.0 million on our unsecured commercial paper program;
●	issued 19.5 million shares of common stock under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $899.1 million;
●	paid $433.8 million of distributions to our common stockholders; and
●	paid prepayment and extinguishment costs of $40.8 million from the early prepayment of debt.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities ( the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In September 2022, the Company amended the Credit Agreement to change the interest rate benchmark from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”).

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 85.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 93.0 basis points. The margins noted for the current interest rates include a 10 basis point adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points in September 2022 upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

As of December 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.6 million of letters of credit at December 31, 2022), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. In September 2022, the Company amended its Working Capital Credit Facility to change the interest rate benchmark from LIBOR to SOFR. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 87.5 basis points. The margin noted for the current interest rate includes a 10 basis point adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of December 31, 2022, we had $28.0 million of outstanding borrowings under the Working Capital Credit Facility, leaving $47.0 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2022.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2022, we had issued $300.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.7%, leaving $400.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $530.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2022. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.9 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by/(used in) operating activities	$820,071	$663,960
Net cash provided by/(used in) investing activities	(929,528)	(1,272,253)
Net cash provided by/(used in) financing activities	111,233	612,540

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $82.5 million ($0.26 per diluted share) for the year ended December 31, 2022, as compared to $145.8 million ($0.48 per diluted share) for the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain of $25.5 million from the sale of one operating community located in Orange County, California, during the year ended December 31, 2022 as compared to gains of $136.1 million from the sale of two operating communities located in Anaheim, California, during the year ended December 31, 2021;
●	an increase in depreciation expense of $58.6 million primarily due to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021;
●	a decrease in income from unconsolidated entities of $60.7 million primarily due to $(35.5) million of investment income/(loss) from RETV I during the year ended December 31, 2022 as compared to $50.8 million during the year ended December 31, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community in 2022 and an increase in income from our preferred equity investments; and
●	a decrease in interest income and other income/(expense), net of $22.0 million primarily due to a $(15.7) million unrealized loss due to the decrease in SmartRent’s public share price during the year ended December 31, 2022 as compared to a $6.6 million unrealized gain due to the increase in SmartRent’s public share price during the year ended December 31, 2021.

This was partially offset by:

●	an increase in total property NOI of $173.3 million primarily due to higher revenue per occupied home, NOI from additional operating communities, including those acquired in 2022 and 2021, and a decrease in rent concessions, partially offset by an increase in property operating expenses; and
●	a decrease in interest expense of $30.4 million primarily due to $42.3 million of extinguishment cost from the prepayment of debt during the year ended December 31, 2021 as compared to none for the year ended December 31, 2022, partially offset by an increase in average interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2022	2021	% Change	2021	2020	% Change
Same-Store Communities:
Same-Store rental income	$1,337,003	$1,203,921	11.1%	$1,147,259	$1,130,760	1.5%
Same-Store operating expense (c)	(404,150)	(382,226)	5.7%	(356,761)	(344,149)	3.7%
Same-Store NOI	932,853	821,695	13.5%	790,498	786,611	0.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	88,767	33,789	162.7%	62,906	24,645	155.2%
Acquired communities NOI	—	—	—	4,156	—	N/A
Development communities NOI	2,306	(418)	NM *	(417)	(127)	NM *
Non-residential/other NOI (e)	14,801	5,296	179.5%	5,114	27,689	(81.5)%
Sold and held for disposition communities NOI	1,665	6,763	(75.4)%	4,868	14,884	(67.3)%
Total Non-Mature Communities/Other NOI	107,539	45,430	136.7%	76,627	67,091	14.2%
Total property NOI	$1,040,392	$867,125	20.0%	$867,125	$853,702	1.6%
*	Not meaningful
(a)	Same-Store consists of 47,360 apartment homes.
(b)	Same-Store consists of 45,143 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income/(loss) attributable to UDR, Inc.	$86,924	$150,016	$64,266
Joint venture management and other fees	(5,022)	(6,102)	(5,069)
Property management	49,152	38,540	35,538
Other operating expenses	17,493	21,649	22,762
Real estate depreciation and amortization	665,228	606,648	608,616
General and administrative	64,144	57,541	49,885
Casualty-related charges/(recoveries), net	9,733	3,748	2,131
Other depreciation and amortization	14,344	13,185	10,013
(Gain)/loss on sale of real estate owned	(25,494)	(136,052)	(119,277)
(Income)/loss from unconsolidated entities	(4,947)	(65,646)	(18,844)
Interest expense	155,900	186,267	202,706
Interest income and other (income)/expense, net	6,933	(15,085)	(6,274)
Tax provision/(benefit), net	349	1,439	2,545
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	5,613	10,873	4,543
Net income/(loss) attributable to noncontrolling interests	42	104	161
Total property NOI	$1,040,392	$867,125	$853,702

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2021 and held on December 31, 2022) consisted of 47,360 apartment homes and provided 89.7% of our total NOI for the year ended December 31, 2022.

NOI for our Same-Store Community properties increased 13.5%, or $111.2 million, for the year ended December 31, 2022 compared to the same period in 2021. The increase in property NOI was attributable to an 11.1%, or $133.1 million, increase in property rental income, which was partially offset by a 5.7%, or $21.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 9.2%, or $105.2 million, increase in rental rates, an $18.0 million decrease in rent concessions and a 9.4%, or $12.5 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy remained the same at 97.0% and total monthly income per occupied home increased 11.1% to $2,425.

The increase in operating expenses was primarily driven by an 11.0%, or $7.3 million, increase in repair and maintenance expense due to the increased use of third party vendors and an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 25.5%, or $5.1 million, increase in insurance expense due to increased claims, a 7.9%, or $4.0 million, increase in utilities, which was primarily due an increase in energy costs, and a 2.7%, or $4.4 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 69.8% and 68.3% for the years ended December 31, 2022 and 2021, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 10.3%, or $107.5 million, of our total NOI during the year ended December 31, 2022 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 136.7%, or $62.1 million, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $55.0 million increase in NOI from stabilized, non-mature communities, primarily due to communities acquired in 2022 and 2021, and a $9.5 million increase in non-residential/other primarily due to changes in straight-line rent as a result of decreased tenant rent concessions during 2021, partially offset by a $5.1 million decrease in sold and held for disposition communities.

Real estate depreciation and amortization

For the years ended December 31, 2022 and 2021, the Company recognized real estate depreciation and amortization of $665.2 million and $606.6 million, respectively. The increase in 2022 as compared to 2021 was primarily attributable to communities acquired in 2022 and 2021, partially offset by assets that became fully depreciated in 2022 and 2021.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2022, the Company recognized a gain of $25.5 million from the sale of one operating community located in Orange County, California.

During the year ended December 31, 2021, the Company recognized gains of $136.1 million from the sale of two operating communities located in Anaheim, California.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2022 and 2021, we recognized income/(loss) from unconsolidated entities of $4.9 million and $65.6 million, respectively. The decrease in 2022 as compared to 2021 was primarily due to $(35.5) million of investment income/(loss) from RETV I during the year ended December 31, 2022 as compared to $50.8 million during the year ended December 31, 2021, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community in 2022 and an increase in income from our preferred equity investments.

Interest expense

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $155.9 million and $186.3 million, respectively. The decrease in 2022 as compared to 2021 was primarily attributable to $42.3 million of extinguishment cost from the prepayment of debt during the year ended December 31, 2021 as compared to none for the year ended December 31, 2022, partially offset by an increase in average interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Interest income and other income/(expense), net

For the years ended December 31, 2022 and 2021, the Company recognized interest income and other income/(expense), net of $(6.9) million and $15.1 million, respectively. The decrease of $22.0 million was primarily due to a $(15.7) million unrealized loss due to the decrease in SmartRent’s public share price during the year ended December 31, 2022 as compared to a $6.6 million unrealized gain due to the increase in SmartRent’s public share price during the year ended December 31, 2021.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2022.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income/(loss) attributable to common stockholders	$82,512	$145,787	$60,036
Real estate depreciation and amortization	665,228	606,648	608,616
Noncontrolling interests	5,655	10,977	4,704
Real estate depreciation and amortization on unconsolidated joint ventures	30,062	31,967	35,023
Net gain on the sale of unconsolidated depreciable property	—	(2,460)	—
Net gain on the sale of depreciable real estate owned, net of tax	(25,494)	(136,001)	(118,852)
FFO attributable to common stockholders and unitholders, basic	$757,963	$656,918	$589,527
Distributions to preferred stockholders — Series E (Convertible)	4,412	4,229	4,230
FFO attributable to common stockholders and unitholders, diluted	$762,375	$661,147	$593,757
Income/(loss) per weighted average common share, diluted	$0.26	$0.48	$0.20
FFO per weighted average common share and unit, basic	$2.21	$2.04	$1.86
FFO per weighted average common share and unit, diluted	$2.20	$2.02	$1.85
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	343,149	322,744	316,855
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	347,094	327,039	320,187

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$42,336	$49,190
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	1,682	—
Variable upside participation on DCP, net	(10,622)	—	—
Legal and other	1,493	5,319	8,973
Realized (gain)/loss on real estate technology investments, net of tax	(6,992)	(1,980)	1,005
Unrealized (gain)/loss on real estate technology investments, net of tax	52,663	(55,947)	(4,587)
Severance costs	441	2,280	1,948
Casualty-related charges/(recoveries), net	9,733	3,960	2,545
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	—	31
	$46,716	$(2,350)	$59,105
FFOA attributable to common stockholders and unitholders, diluted	$809,091	$658,797	$652,862

FFOA per weighted average common share and unit, diluted	$2.33	$2.01	$2.04

Recurring capital expenditures	(77,710)	(63,820)	(56,924)
AFFO attributable to common stockholders and unitholders, diluted	$731,381	$594,977	$595,938

AFFO per weighted average common share and unit, diluted	$2.11	$1.82	$1.86

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 (shares in thousands):

	Year Ended December 31,
	2022	2021	2020
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	343,149	322,744	316,855
Weighted average number of OP/DownREIT Units outstanding	(21,478)	(22,418)	(22,310)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	321,671	300,326	294,545

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	347,094	327,039	320,187
Weighted average number of OP/DownREIT Units outstanding	(21,478)	(22,418)	(22,310)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,916)	(2,918)	(2,950)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	322,700	301,703	294,927

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2022. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2022, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Executive Officers” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2023 Annual Meeting of Stockholders.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2023 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2023 Annual Meeting of Stockholders.

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

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.15	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.18	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.19	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.20	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.21	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	Description of UDR, Inc’s Securities.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.24	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.25	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Exhibit 4.26 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.26	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.27	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 27, 2021).	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 27, 2021 and filed with the SEC on June 1, 2021.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Exhibit	Description	Location
10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.09	Second Amended and Restated Credit Agreement, dated as of September 15, 2021, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

10.10	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 19, 2022, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

10.11	Guaranty of United Dominion Realty, L.P., dated as of September 15, 2021, with respect to the Credit Agreement, dated as of September 15, 2021.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

10.12	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.15 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.19	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.20	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.21	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.22	Class 1 Performance LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.23	Class 2 Performance LTIP Unit Award Agreement.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.24	Class 2 Performance LTIP Unit Award Agreement, STI.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.25	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.27	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.28	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Exhibit	Description	Location

10.29	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.30	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.31	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.32	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

10.33	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

10.34	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

10.35	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.36	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 16, 2020.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.37	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of July 25, 2022.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.38	Form of UDR, Inc. Stock Option Agreement.	Exhibit 10.37 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

21	Subsidiaries of UDR, Inc.	Filed herewith.

22.1	List of Guarantor Subsidiaries of UDR, Inc.	Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

Exhibit	Description	Location
32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 13, 2023	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 13, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $9.8 billion and $754.4 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2022, the Company did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated joint ventures.

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

During 2022, the Company acquired real estate investment properties which were accounted for as asset acquisitions. The aggregate increase in real estate and other assets due to these acquisitions was approximately $236.5 million. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

Auditing the Company’s acquisition of real estate investment properties is complex and requires a higher degree of auditor judgment due to the significant assumptions that are utilized in the determination of the relative fair values of the assets acquired. The significant assumptions used in management’s analysis to estimate the fair value of these components includes capitalization rates, market comparable prices for similar land parcels, and market rental rates.

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

February 13, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and the financial statement schedule listed in the accompanying Index at Item 15(a) and our report dated February 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 13, 2023

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Real estate owned:
Real estate held for investment	$15,365,928	$14,352,234
Less: accumulated depreciation	(5,762,205)	(5,136,589)
Real estate held for investment, net	9,603,723	9,215,645
Real estate under development (net of accumulated depreciation of $296 and $507, respectively)	189,809	388,062
Real estate held for disposition (net of accumulated depreciation of $0 and $0, respectively)	14,039	—
Total real estate owned, net of accumulated depreciation	9,807,571	9,603,707

Cash and cash equivalents	1,193	967
Restricted cash	29,001	27,451
Notes receivable, net	54,707	26,860
Investment in and advances to unconsolidated joint ventures, net	754,446	702,461
Operating lease right-of-use assets	194,081	197,463
Other assets	197,471	216,311
Total assets	$11,038,470	$10,775,220

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,052,281	$1,057,380
Unsecured debt, net	4,435,022	4,355,407
Operating lease liabilities	189,238	192,488
Real estate taxes payable	37,681	33,095
Accrued interest payable	46,671	45,980
Security deposits and prepaid rent	51,999	55,441
Distributions payable	134,213	124,729
Accounts payable, accrued expenses, and other liabilities	153,220	136,954
Total liabilities	6,100,325	6,001,474

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	839,850	1,299,442

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at December 31, 2022 and December 31, 2021:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,695,363 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	44,614	44,764
Series F; 12,100,514 and 12,582,575 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at December 31, 2022 and December 31, 2021:
328,993,088 and 318,149,635 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	3,290	3,181
Additional paid-in capital	7,493,423	6,884,269
Distributions in excess of net income	(3,451,587)	(3,485,080)
Accumulated other comprehensive income/(loss), net	8,344	(4,261)
Total stockholders’ equity	4,098,085	3,442,874
Noncontrolling interests	210	31,430
Total equity	4,098,295	3,474,304
Total liabilities and equity	$11,038,470	$10,775,220

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Rental income	$1,512,364	$1,284,665	$1,236,096
Joint venture management and other fees	5,022	6,102	5,069
Total revenues	1,517,386	1,290,767	1,241,165
OPERATING EXPENSES:
Property operating and maintenance	250,310	218,094	201,944
Real estate taxes and insurance	221,662	199,446	180,450
Property management	49,152	38,540	35,538
Other operating expenses	17,493	21,649	22,762
Real estate depreciation and amortization	665,228	606,648	608,616
General and administrative	64,144	57,541	49,885
Casualty-related charges/(recoveries), net	9,733	3,748	2,131
Other depreciation and amortization	14,344	13,185	10,013
Total operating expenses	1,292,066	1,158,851	1,111,339
Gain/(loss) on sale of real estate owned	25,494	136,052	119,277
Operating income	250,814	267,968	249,103

Income/(loss) from unconsolidated entities	4,947	65,646	18,844
Interest expense	(155,900)	(186,267)	(202,706)
Interest income and other income/(expense), net	(6,933)	15,085	6,274
Income/(loss) before income taxes	92,928	162,432	71,515
Tax (provision)/benefit, net	(349)	(1,439)	(2,545)
Net income/(loss)	92,579	160,993	68,970
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,613)	(10,873)	(4,543)
Net (income)/loss attributable to noncontrolling interests	(42)	(104)	(161)
Net income/(loss) attributable to UDR, Inc.	86,924	150,016	64,266
Distributions to preferred stockholders — Series E (Convertible)	(4,412)	(4,229)	(4,230)
Net income/(loss) attributable to common stockholders	$82,512	$145,787	$60,036

Income/(loss) per weighted average common share:
Basic	$0.26	$0.49	$0.20
Diluted	$0.26	$0.48	$0.20

Weighted average number of common shares outstanding:
Basic	321,671	300,326	294,545
Diluted	322,700	301,703	294,927

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income/(loss)	$92,579	$160,993	$68,970
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	14,489	3,502	(3,382)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(998)	1,755	4,827
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	13,491	5,257	1,445
Comprehensive income/(loss)	106,070	166,250	70,415
Comprehensive (income)/loss attributable to noncontrolling interests	(6,541)	(11,351)	(4,845)
Comprehensive income/(loss) attributable to UDR, Inc.	$99,529	$154,899	$65,570

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	64,266	—	—	64,266
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	99	99
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(6,355)	(6,355)
Other comprehensive income/(loss)	—	—	—	—	1,304	—	1,304
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,886	—	—	—	2,887
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Issuance of common shares through public offering, net	—	21	102,213	—	—	—	102,234
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,663	—	—	—	12,666
Common stock distributions declared ($1.44 per share)	—	—	—	(425,233)	—	—	(425,233)
Repurchase of common shares		(6)	(19,789)	—	—	—	(19,795)
Preferred stock distributions declared-Series E ($1.5592 per share)	—	—	—	(4,230)	—	—	(4,230)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	143,741	—	—	143,741
Balance at December 31, 2020	44,765	2,966	5,881,383	(2,685,770)	(9,144)	24,391	3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	150,016	—	—	150,016
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	80	80
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,084	7,084
Other comprehensive income/(loss)	—	—	—	—	4,883	—	4,883
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,115	—	—	—	4,116
Issuance of common shares through public offering, net	—	195	898,858	—	—	—	899,053
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	19	99,913	—	—	—	99,932
Common stock distributions declared ($1.45 per share)	—	—	—	(442,329)	—	—	(442,329)
Preferred stock distributions declared-Series E ($1.570 per share)	—	—	—	(4,229)	—	—	(4,229)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(502,768)	—	—	(502,768)
Balance at December 31, 2021	44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	86,924	—	—	86,924
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	12,605	—	12,605
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,847	—	—	—	4,848
Issuance of common shares through public offering, net	—	115	629,437	—	—	—	629,552
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	23,737	—	—	—	23,741
Common stock distributions declared ($1.52 per share)	—	—	—	(493,312)	—	—	(493,312)
Repurchase of common shares	—	(12)	(49,016)	—	—	—	(49,028)
Preferred stock distributions declared-Series E ($1.6456 per share)	—	—	—	(4,412)	—	—	(4,412)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	444,293	—	—	444,293
Balance at December 31, 2022	$44,615	$3,290	$7,493,423	$(3,451,587)	$8,344	$210	$4,098,295

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income/(loss)	$92,579	$160,993	$68,970
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	679,572	619,833	618,629
(Gain)/loss on sale of real estate owned	(25,494)	(136,052)	(119,277)
(Income)/loss from unconsolidated entities	(4,947)	(65,646)	(18,844)
Return on investment in unconsolidated joint ventures and partnerships	22,369	23,269	20,664
Amortization of share-based compensation	27,505	22,052	19,616
Loss on extinguishment of debt, net	—	42,336	49,190
Other	31,835	19,182	12,193
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	9,792	(33,454)	(44,670)
Increase/(decrease) in operating liabilities	(13,140)	11,447	(2,155)
Net cash provided by/(used in) operating activities	820,071	663,960	604,316

Investing Activities
Acquisition of real estate assets	(341,149)	(1,244,508)	(407,829)
Proceeds from sales of real estate investments, net	40,808	280,077	277,886
Development of real estate assets	(198,022)	(178,029)	(121,240)
Capital expenditures and other major improvements — real estate assets	(214,833)	(156,384)	(163,105)
Capital expenditures — non-real estate assets	(21,180)	(10,140)	(11,008)
Investment in unconsolidated joint ventures and partnerships	(201,412)	(112,321)	(76,073)
Distributions received from unconsolidated joint ventures and partnerships	81,443	37,362	49,342
Purchase deposits on pending acquisitions	—	—	(1,530)
Repayment/(issuance) of notes receivable, net	(75,183)	111,690	(7,285)
Net cash provided by/(used in) investing activities	(929,528)	(1,272,253)	(460,842)

Financing Activities
Payments on secured debt	(1,141)	(1,096)	(425,839)
Proceeds from the issuance of secured debt	—	—	160,930
Payments on unsecured debt	—	(300,000)	(300,000)
Net proceeds from the issuance of unsecured debt	—	511,552	959,419
Net proceeds/(repayment) of commercial paper	80,000	30,000	(110,000)
Net proceeds/(repayment) of revolving bank debt	(1,531)	1,522	11,441
Proceeds from the issuance of common shares through public offering, net	629,552	899,053	102,234
Repurchase of common shares	(49,028)	—	(19,795)
Distributions paid to redeemable noncontrolling interests	(34,255)	(33,663)	(32,038)
Distributions paid to preferred stockholders	(4,381)	(4,225)	(4,217)
Distributions paid to common stockholders	(483,624)	(433,780)	(419,350)
Payment of prepayment and extinguishment costs	—	(40,769)	(62,645)
Other	(24,359)	(16,054)	(12,734)
Net cash provided by/(used in) financing activities	111,233	612,540	(152,594)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,776	4,247	(9,120)
Cash, cash equivalents, and restricted cash, beginning of year	28,418	24,171	33,291
Cash, cash equivalents, and restricted cash, end of year	$30,194	$28,418	$24,171

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$154,911	$136,978	$159,386
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,502	12,502	12,502
Cash paid/(refunds received) for income taxes	1,145	4,778	1,029
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$201,296	$—
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	—	25,000	—
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	—	24,869	—
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	—	16,425	14,700
OP Units issued for real estate, net	—	48,533	—
Acquisition of intellectual property in exchange for cancellation of secured note receivable	—	—	2,250
Recognition of allowance for credit losses	—	—	2,182
Redeemable long-term and short-term incentive plan units	56,568	14,578	23,501
Development costs and capital expenditures incurred, but not yet paid	56,336	39,856	31,387

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

	Year Ended December 31,
	2022	2021	2020
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (502,868 shares in 2022; 1,916,613 shares in 2021; and 303,146 shares in 2020)	23,741	99,932	12,666
Distribution of equity securities from unconsolidated real estate technology investments	18,018	—	—
Dividends declared, but not yet paid	134,213	124,729	115,795

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$967	$1,409	$8,106
Restricted cash	27,451	22,762	25,185
Total cash, cash equivalents, and restricted cash as shown above	$28,418	$24,171	$33,291
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$1,193	$967	$1,409
Restricted cash	29,001	27,451	22,762
Total cash, cash equivalents, and restricted cash as shown above	$30,194	$28,418	$24,171

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At December 31, 2022, our consolidated apartment portfolio consisted of 165 communities with a total of 54,999 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2022 and 2021, there were 186.1 million and 186.1 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million, or 94.7%, and 176.2 million, or 94.7%, respectively, were owned by UDR and 9.8 million, or 5.3%, and 9.9 million, or 5.3%, respectively, were owned by outside limited partners. As of December 31, 2022 and 2021, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.1 million, or 65.1%, and 20.6 million, or 63.6%, respectively, were owned by UDR and its subsidiaries and 11.3 million, or 34.9%, and 11.8 million, or 36.4%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned and Note 5, Joint Ventures and Partnerships.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

For the years ended December 31, 2022, 2021 and 2020, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2022, 2021, and 2020 were $17.9 million, $11.3 million and $12.0 million, respectively. During the years ended December 31, 2022, 2021, and 2020, total interest capitalized was $13.4 million, $9.7 million and $7.0 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2022 and 2021, the Company recorded net credit recoveries/(losses) of $(0.1) million and $0.6 million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of December 31, 2022 and 2021 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2022	2022	2021
Note due May 2022 (a)	N/A	$—	$2,760
Note due December 2023 (b)	10.00%	30,377	24,235
Note due December 2026 (c)	11.00%	17,292	—
Note due December 2026 (d)	11.00%	5,813	—
Note due June 2027 (e)	18.00%	1,500	—
Notes Receivable		54,982	26,995
Allowance for credit losses		(275)	(135)
Total notes receivable, net		$54,707	$26,860
(a)	The Company previously had a secured note with an unaffiliated third party with an aggregate commitment of $2.8 million. The note was secured by a parcel of land located in Kissimmee, Florida. In March 2022, the unaffiliated third party repaid the $2.8 million secured note in full.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $31.4 million. During 2022, the terms of this secured note were amended to increase the aggregate commitment from $25.4 million

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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
(c)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million, of which $17.3 million was funded during the year ended December 31, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	In June 2022, the Company entered into a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million, of which $5.8 million was funded during the year ended December 31, 2022. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	In June 2022, the Company and a syndicate of lenders entered into a $16.0 million secured credit facility with an unaffiliated third party. The Company’s share of the facility was $1.5 million, all of which was funded during the year ended December 31, 2022. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $3.5 million, $5.3 million, and $9.1 million of interest income for the notes receivable during the years ended December 31, 2022, 2021, and 2020, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2022, the Company held one investment in a joint venture that qualified as a VIE where we were determined to be the primary beneficiary (See Note 5, Joint Ventures and Partnerships, for further discussion).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2022 and 2021, UDR’s net deferred tax asset/(liability) was $(0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

The Company invests in assets that qualify for federal investment tax credits (“ITC”) through a TRS. An ITC reduces federal income taxes payable when qualifying depreciable property is acquired. The ITC is determined as a percentage of cost of the assets. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized as a tax benefit into Tax (provision)/benefit, net on the Consolidated Statements of Operations over the book life of the qualifying depreciable property. The ITCs are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2022. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2019 through 2021 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2022, 2021, and 2020, total advertising expense was $8.7 million, $8.3 million, and $7.9 million, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2022, 2021, and 2020, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2022, 2021, and 2020 was $0.9 million, $0.4 million, and $0.1 million, respectively.

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

DECEMBER 31, 2022

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

During the years ended December 31, 2022 and 2021, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve to approximately $8.7 million for multifamily tenant lease receivables and reduced its reserve to approximately $4.3 million for retail tenant lease receivables (inclusive of $3.2 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures during the year ended December 31, 2022. In aggregate, the reduction in reserve is reflected as a $6.0 million increase to Rental income and a $0.5 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2022. During the year ended December 31, 2021, the Company reduced its reserve to approximately $13.2 million for multifamily tenant lease receivables and increased its reserve to approximately $6.1 million for retail tenant lease receivables (inclusive of $4.0 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $0.1 million increase to Rental income and a $0.1 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the year ended December 31, 2021. The impact to deferred leasing commissions was not material for the years ended December 31, 2022 and 2021.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the years ended December 31, 2022, 2021 and 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2022, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Metropolitan D.C., Boston, Massachusetts and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2022, the Company owned and consolidated 165 communities in 13 states plus the District of Columbia totaling 54,999 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Land	$2,539,499	$2,342,385
Depreciable property — held and used:
Land improvements	254,578	241,905
Building, improvements, and furniture, fixtures and equipment	12,521,838	11,717,931
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	43,711	74,399
Building, improvements, and furniture, fixtures and equipment	146,394	314,170
Real estate held for disposition:
Building, improvements, and furniture, fixtures and equipment	14,039	—
Real estate owned	15,570,072	14,740,803
Accumulated depreciation (a)	(5,762,501)	(5,137,096)
Real estate owned, net	$9,807,571	$9,603,707
(a)	Accumulated depreciation is inclusive of $13.1 million and $8.8 million of accumulated amortization related to real estate intangible assets as of December 31, 2022 and 2021, respectively.

Acquisitions

In April 2022, the Company acquired a to-be-developed parcel of land located in Fort Lauderdale, Florida for approximately $16.0 million.

In June 2022, the Company acquired a 433 apartment home operating community located in Danvers, Massachusetts for approximately $207.5 million. The Company increased its real estate assets owned by approximately $203.7 million and recorded $3.8 million of in-place lease intangibles.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

In October 2021, the Company acquired its joint venture partner’s common equity interest in a 330 apartment home operating community located in Orlando, Florida, for a total purchase price of approximately $106.0 million. The Company paid for the community by issuing approximately 0.9 million OP Units (valued at $53.00 per unit per the agreement) to the seller, which equaled $47.9 million. In connection with the acquisition, the joint venture construction loan of approximately $39.6 million was repaid. The Company previously held a $16.4 million preferred equity investment in the entity on the date of acquisition, which it accounted for as an unconsolidated equity investment. As a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

result, in October 2021, the Company increased its ownership interest to 100% and consolidated the operating community. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation. The Company increased its real estate assets owned by approximately $103.6 million and recorded $2.4 million of in-place lease intangibles.

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

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in an estimated gain of less than $0.1 million.

In November 2022, the Company sold an operating community located in Orange County, California with a total of 90 apartment homes for gross proceeds of $41.5 million, resulting in a gain of approximately $25.5 million.

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

Developments

At December 31, 2022, the Company was developing three wholly-owned communities totaling 715 homes, of which 161 have been completed, in which we have an investment of $190.1 million. The communities are estimated to be completed between the first quarter of 2023 and the second quarter of 2024.

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

DECEMBER 31, 2022

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2022	2023	2024	2025	2026	2027	Thereafter
Real estate intangible assets, net (a)	$36,932	$4,162	$3,995	$3,858	$3,723	$3,590	$17,604
In-place lease intangible assets, net (b)	3,375	665	627	583	476	406	618
Total	$40,307	$4,827	$4,622	$4,441	$4,199	$3,996	$18,222

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $13.1 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, $4.3 million and $3.0 million, respectively, of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $14.4 million in Other assets on the Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, $22.5 million and $20.3 million, respectively, was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Consolidated joint venture

The Company has a preferred equity investment in a joint venture that owns 1532 Harrison, a 136 home community located in San Francisco, California. In September 2022, the joint venture defaulted on its senior construction loan, and the Company subsequently purchased the loan for its unpaid balance of $47.2 million pursuant to an agreement entered into with the lender at the time the preferred equity investment was made. As a result, the joint venture was deemed to be a VIE. The Company concluded that it is the primary beneficiary of the VIE, and therefore began consolidating the joint venture. The consolidated assets and liabilities related to the VIE were initially recorded at fair value during September 2022 and the book values were approximately $85.7 million and $0.1 million, respectively, as of December 31, 2022. The senior construction loan payable and related interest expense due from the joint venture eliminate upon consolidation of the Company’s consolidated financial statements. In February 2023, the Company took title to 1532 Harrison pursuant to a foreclosure resulting in it being a wholly-owned community.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2022 and 2021 (dollars in thousands):

		Number of	Number of
		Operating	Apartment
		Communities	Homes	Investment at		UDR’s Ownership Interest		Income/(loss) from investments
	Location of	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Ventures	Properties	2022	2022	2022	2021	2022	2021	2022	2021	2020
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$20,815	$23,880	50.0%	50.0%	$(2,027)	$(2,544)	$(2,639)
UDR/MetLife II	Various	7	1,250	174,645	181,023	50.0%	50.0%	1,245	(3,303)	(1,044)
Other UDR/MetLife Joint Ventures (a)	Various	5	1,437	51,700	66,012	50.6%	50.6%	(6,822)	(11,938)	(10,444)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and real estate technology investments				$247,160	$270,915			$(7,604)	$(17,785)	$(14,127)

					Investment at		Income/(loss) from investments
Developer Capital Program			Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Real Estate Technology Investments (b)	Location	Rate	Maturity	Commitment (c)	2022	2021	2022	2021	2020
Preferred equity investments:
Junction	Santa Monica, CA	12.5%	0.8	$8,800	$14,865	$13,183	$1,682	$1,484	$1,321
1532 Harrison (d)	San Francisco, CA	N/A	—	—	—	35,248	5,152	2,354	3,519
1200 Broadway (e) (f)	Nashville, TN	N/A	—	—	—	61,326	11,889	6,043	5,309
1300 Fairmount (f)	Philadelphia, PA	8.5%	0.8	51,393	70,501	64,780	5,721	5,237	4,843
Modera Lake Merritt (f)	Oakland, CA	9.0%	1.4	27,250	32,672	33,828	(1,156)	2,899	2,592
Thousand Oaks (f)	Thousand Oaks, CA	9.0%	2.1	20,059	24,898	22,764	2,134	1,924	763
Vernon Boulevard (f)	Queens, NY	13.0%	2.5	40,000	54,880	48,210	6,652	5,845	2,348
Makers Rise (f)	Herndon, VA	9.0%	3.0	30,208	34,059	22,828	2,865	926	—
121 at Watters (f)	Allen, TX	9.0%	3.2	19,843	22,511	14,134	1,861	749	—
Infield Phase I	Kissimmee, FL	14.0%	1.4	16,044	17,816	—	1,743	—	—
Upton Place	Washington, D.C.	9.7%	4.9	52,163	56,832	29,566	4,429	92	—
Meetinghouse (g)	Portland, OR	8.25%	4.2	11,600	12,134	—	716	—	—
Heirloom (h)	Portland, OR	8.25%	4.4	16,185	16,714	—	676	—	—
Portfolio Recapitalization (i)	Various	8.0%	6.5	102,000	102,705	—	3,616	—	—
Real estate technology investments:
RETV I (j)	N/A	N/A	N/A	18,000	16,601	71,464	(35,507)	50,795	5,143
RETV II	N/A	N/A	N/A	18,000	11,670	8,130	(265)	1,101	(206)
RETV III (k)	N/A	N/A	N/A	15,000	—	—	—	—	—
RET Strategic Fund (l)	N/A	N/A	N/A	25,000	8,078	—	496	—	—
RET ESG (m)	N/A	N/A	N/A	10,000	2,898	—	(153)	—	—
Total Preferred Equity Investments and Real Estate Technology Investments					499,834	425,461	12,551	79,449	25,632

Sold joint ventures and other investments					—	—	—	3,982	7,339

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)					$746,994	$696,376	$4,947	$65,646	$18,844
(a)	As of December 31, 2022 and 2021, the Company’s negative investment in 13th and Market Properties LLC of $7.5 million and $6.1 million, respectively, is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)	As disclosed above, the Company began consolidating the 1532 Harrison joint venture in September 2022. The Company recorded $5.2 million in Income/(loss) from unconsolidated entities in connection with recording the joint venture’s assets and liabilities at fair value on the date of consolidation.
(e)	In January 2022, the joint venture sold its community, a 313 apartment home operating community located in Nashville, Tennessee, for a sales price of approximately $294.0 million. As a result, the Company recorded variable upside participation on the sale of approximately $10.6 million, net of associated costs.
(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

upon a capital or liquidating event.
(g)	In March 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 232 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $11.6 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(h)	In June 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate a 286 apartment home community in Portland, Oregon. The Company’s preferred equity investment of $16.2 million earns a preferred return of 8.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(i)	In July 2022, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to operate 14 communities located in various markets across the United States. The Company’s preferred equity investment of $102.0 million earns a preferred return of 8.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(j)	The Company recognized $(35.5) million and $50.8 million of investment income/(loss) from RETV I for the years ended December 31, 2022 and 2021, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”). In 2021, SmartRent, a provider of smart home automation solutions, went public through a merger with a publicly traded special purpose acquisition company. As a result, SmartRent began trading on the New York Stock Exchange under the ticker symbol “SMRT.” Due to the merger, all shares of SmartRent that RETV I held were converted to publicly traded SmartRent shares based on a pre-determined conversion factor. Following the merger and stock conversion, RETV I began recording its investment in SmartRent based on the share price at the end of the applicable reporting period.
(k)	In November 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $15.0 million. As of December 31, 2022, no funding to the limited partnership had occurred. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.
(l)	In January 2022, the Company entered into a real estate technology investment as a limited partner, for a total commitment of $25.0 million. The Company funded $7.5 million to the limited partnership during the year ended December 31, 2022. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.
(m)	In April 2022, the Company entered into a real estate technology ESG investment as a limited partner, for a total commitment of $10.0 million. The Company funded $3.0 million to the limited partnership during the year ended December 31, 2022. The Company has concluded that it does not control the limited partnership and accounts for it under the equity method of accounting.

As of December 31, 2022 and 2021, the Company had deferred fees of $8.1 million and $8.7 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $5.0 million, $6.1 million, and $5.1 million during the years ended December 31, 2022, 2021, and 2020, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2022, 2021, and 2020.

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

						Developer
			Other		Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife		Excluding	and Other
Year Ended December 31, 2022	MetLife I	MetLife II	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$10,813	$58,163	$61,253	$42	$130,271	$38,145	$168,416
Property operating expenses	5,011	25,950	24,301	1,596	56,858	23,622	80,480
Real estate depreciation and amortization	6,033	18,478	31,069	—	55,580	20,064	75,644
Gain/(loss) on sale of real estate	—	—	—	—	—	127,542	127,542
Operating income/(loss)	(231)	13,735	5,883	(1,554)	17,833	122,001	139,834
Interest expense	(3,068)	(10,124)	(17,318)	(21)	(30,531)	(16,383)	(46,914)
Other income/(loss)	—	—	—	—	—	(90)	(90)
Net realized gain/(loss) on held investments (a)	—	—	—	101,954	101,954	3,601	105,555
Net unrealized gain/(loss) on held investments (a)	—	—	—	(308,202)	(308,202)	(569)	(308,771)
Net income/(loss)	$(3,299)	$3,611	$(11,435)	$(207,823)	$(218,946)	$108,560	$(110,386)

Condensed Balance Sheets:
Total real estate, net	$102,900	$623,994	$531,058	$—	$1,257,952	$1,481,832	$2,739,784
Investments, at fair value	—	—	—	96,118	96,118	117,625	213,743
Cash and cash equivalents	1,863	6,586	7,105	1,160	16,714	22,285	38,999
Other assets	1,464	9,142	3,814	52	14,472	107,287	121,759
Total assets	106,227	639,722	541,977	97,330	1,385,256	1,729,029	3,114,285
Third party debt, net	71,059	334,687	452,163	—	857,909	1,079,420	1,937,329
Accounts payable and accrued liabilities	1,105	7,590	5,460	70	14,225	202,923	217,148
Total liabilities	72,164	342,277	457,623	70	872,134	1,282,343	2,154,477
Total equity	$34,063	$297,445	$84,354	$97,260	$513,122	$446,686	$959,808
(a)	Net unrealized and realized gain/(loss) on held investments related to RETV I primarily related to unrealized and realized gains from SmartRent. For the year ended December 31, 2022, the Company recorded its share of net losses related to RETV I of $(35.5) million. Of that amount, $(37.2) million related to SmartRent, which are recorded in Income/(loss) from unconsolidated entities on the Consolidated Statement Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

							Developer
			Other	West Coast		Total	Capital Program
As of and For the	UDR/	UDR/	UDR/MetLife	Development		Excluding	and Other
Year Ended December 31, 2021	MetLife I	MetLife II	Joint Ventures	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,186	$52,324	$52,614	$184	$6	$114,314	$18,509	$132,823
Property operating expenses	4,506	24,165	23,090	333	1,445	53,539	15,626	69,165
Real estate depreciation and amortization	5,948	19,006	33,532	—	—	58,486	8,429	66,915
Gain/(loss) on sale of real estate	—	—	—	34,757	—	34,757	—	34,757
Operating income/(loss)	(1,268)	9,153	(4,008)	34,608	(1,439)	37,046	(5,546)	31,500
Interest expense	(3,068)	(11,873)	(17,366)	(41)	(17)	(32,365)	(11,161)	(43,526)
Other income/(loss)	—	—	—	(1,238)	—	(1,238)	(623)	(1,861)
Net realized gain/(loss) on held investments	—	—	—	—	12,341	12,341	—	12,341
Net unrealized gain/(loss) on held investments (a)	—	—	—	—	285,155	285,155	16,276	301,431
Net income/(loss)	$(4,336)	$(2,720)	$(21,374)	$33,329	$296,040	$300,939	$(1,054)	$299,885

Condensed Balance Sheets:
Total real estate, net	$108,340	$636,674	$558,680	$—	$—	$1,303,694	$739,464	$2,043,158
Investments, at fair value	—	—	—	—	405,675	405,675	54,566	460,241
Real estate assets held for sale	—	—	—	—	—	—	168,668	168,668
Cash and cash equivalents	1,378	5,864	5,668	—	3,681	16,591	6,300	22,891
Other assets	1,804	10,483	5,419	—	14	17,720	11,228	28,948
Total assets	111,522	653,021	569,767	—	409,370	1,743,680	980,226	2,723,906
Third party debt, net	71,003	336,533	453,182	—	—	860,718	355,200	1,215,918
Liabilities held for sale	—	—	—	—	—	—	106,990	106,990
Accounts payable and accrued liabilities	1,059	7,360	5,866	—	90	14,375	37,314	51,689
Total liabilities	72,062	343,893	459,048	—	90	875,093	499,504	1,374,597
Total equity	$39,460	$309,128	$110,719	$—	$409,280	$868,587	$480,722	$1,349,309
(a)	Net unrealized gain/(loss) on held investments primarily related to unrealized gains from SmartRent, which became a public company in 2021. For the year ended December 31, 2021, the Company recorded its share of the net unrealized gain/(loss) on held investments of $49.9 million, of which $48.9 million related to SmartRent, in Income/(loss) from unconsolidated entities on the Consolidated Statement Operations.

							Developer
			Other	West Coast		Total	Capital Program
For the	UDR/	UDR/	UDR/MetLife	Development		Excluding	and Other
Year Ended December 31, 2020	MetLife I	MetLife II	Joint Ventures	Joint Ventures	RETV I	DCP	Investments	Total
Condensed Statements of Operations:
Total revenues	$9,480	$56,274	$57,781	$8,668	$19	$132,222	$16,170	$148,392
Property operating expenses	4,978	21,951	22,870	4,477	2,382	56,658	5,850	62,508
Real estate depreciation and amortization	5,980	18,912	35,454	3,338	—	63,684	3,495	67,179
Operating income/(loss)	(1,478)	15,411	(543)	853	(2,363)	11,880	6,825	18,705
Interest expense	(3,075)	(15,386)	(17,457)	(1,344)	—	(37,262)	(3,121)	(40,383)
Other income/(loss)	—	204	—	63	—	267	35	302
Net unrealized gain/(loss) on held investments	—	—	—	—	36,151	36,151	(10)	36,141
Net income/(loss)	$(4,553)	$229	$(18,000)	$(428)	$33,788	$11,036	$3,729	$14,765

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Operating lease right-of-use assets were $194.1 million and $197.5 million, respectively, and the Operating lease liabilities were $189.2 million and $192.5 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.6 years and 43.2 years at December 31, 2022 and 2021, respectively, and the weighted average discount rate was 5.0% at both December 31, 2022 and 2021.

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2022 are as follows (dollars in thousands):

Ground Leases
2023	$12,442
2024	12,442
2025	12,442
2026	12,442
2027	12,442
Thereafter	417,895
Total future minimum lease payments (undiscounted)	480,105
Difference between future undiscounted cash flows and discounted cash flows	(290,867)
Total operating lease liabilities (discounted)	$189,238

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease expense:
Contractual lease expense	$12,991	$12,924	$12,821
Variable lease expense (a)	112	78	119
Total operating lease expense (b)(c)	$13,103	$13,002	$12,940
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.4 million and $3.3 million, respectively, for the year ended December 31, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.1 million, respectively, and for the year ended December 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.3 million and $3.0 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million, $0.3 million and $0.3 million of total operating lease expense during the years ended December 31, 2022, 2021 and 2020, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2022, our apartment home leases generally have initial terms of 12 months or less. As of December 31, 2022, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of December 31, 2022 are as follows (dollars in thousands):

Retail and Commercial Leases
2023	$26,907
2024	25,232
2025	21,971
2026	19,174
2027	15,214
Thereafter	66,864
Total future minimum lease payments (a)	$175,362
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.8 million, $0.4 million and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2022 and 2021 (dollars in thousands):

	Principal Outstanding		As of December 31, 2022
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2022	2021	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,005,622	$1,006,762	3.42%	5.4	14
Deferred financing costs and other non-cash adjustments (b)	19,712	23,678
Total fixed rate secured debt, net	1,025,334	1,030,440	3.42%	5.4	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	2.76%	9.2	1
Deferred financing costs	(53)	(60)
Total variable rate secured debt, net	26,947	26,940	2.76%	9.2	1
Total Secured Debt, net	1,052,281	1,057,380	3.40%	5.5	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	3.1
Borrowings outstanding under unsecured commercial paper program due January 2023 (e) (m)	300,000	220,000	4.70%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	28,015	29,546	5.18%	1.0
Term Loan due January 2027 (d) (m)	175,000	35,000	4.90%	4.1
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	175,000	315,000	1.43%	4.1
8.50% Debentures due September 2024	15,644	15,644	8.50%	1.7
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	3.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $317 and $388, respectively) (h) (m)	299,683	299,612	4.03%	4.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $598 and $717, respectively) (m)	299,402	299,283	3.50%	5.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $4 and $4, respectively) (i) (m)	299,996	299,996	4.27%	6.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $9,667 and $11,040, respectively) (j) (m)	609,667	611,040	3.32%	7.0
3.00% Medium-Term Notes due August 2031 (net of premiums of $10,304 and $11,498, respectively) (k) (m)	610,304	611,498	3.01%	8.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $338 and $373, respectively) (m)	399,662	399,627	2.10%	9.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,230 and $1,351, respectively) (m)	348,770	348,649	1.90%	10.2
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,041 and $1,140, respectively) (m)	298,959	298,860	2.10%	10.5
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,045 and $1,133, respectively) (l) (m)	298,955	298,867	3.13%	11.8
Other	5	7
Deferred financing costs	(24,040)	(27,222)
Total Unsecured Debt, net	4,435,022	4,355,407	3.17%	6.8
Total Debt, net	$5,487,303	$5,412,787	3.17%	6.7

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2022, secured debt encumbered approximately 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2022, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

During the year ended December 31, 2021, the Company assumed three fixed rate mortgage notes payable with an aggregate outstanding balance of $183.3 million and a fair value of $201.3 million in connection with the acquisition of three operating properties, which carry a weighted average interest rate of 3.93%. (see Note 3, Real Estate Owned).

The Company did not incur any net extinguishment costs during years ended December 31, 2022 and 2021, and incurred $8.5 million of net extinguishment costs during the year ended December 31, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the years ended December 31, 2022, 2021, and 2020, the Company had $4.5 million, $3.9 million, and $22.4 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $22.5 million and $27.0 million at December 31, 2022 and 2021, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2022, the variable interest rate on the mortgage note was 2.76%.

(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities ( the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In September 2022, the Company amended the Credit Agreement to change the interest rate benchmark from LIBOR to SOFR.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 85.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 93.0 basis points. The margins noted for the current interest rates include a 10 basis point adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points in September 2022 upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

In August 2021, the Company entered into two interest rate swaps totaling a $175.0 million notional value, which became effective in July 2022, to hedge against interest rate risk on the Term Loan until July 2025. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps, was 1.48%. In September 2022, the Company amended its two interest rate swaps totaling a $175.0 million notional value to reflect the change in the Term Loan’s interest rate benchmark form LIBOR to SOFR. The all-in weighted average interest rate, inclusive of the impact of the interest rate swaps, is 1.43%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	3,776	13,068
Maximum daily borrowings during the period ended	205,000	305,000
Weighted average interest rate during the period ended	3.9%	0.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.6 million and $2.6 million of letters of credit at December 31, 2022 and 2021, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	300,000	220,000
Weighted average daily borrowings during the period ended	405,671	419,563
Maximum daily borrowings during the period ended	700,000	700,000
Weighted average interest rate during the period ended	2.3%	0.2%
Interest rate at end of the period	4.7%	0.3%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. In September 2022, the Company amended its Working Capital Credit Facility to change the interest rate benchmark from LIBOR to SOFR. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 87.5 basis points. The margin noted for the current interest rate includes a 10 basis point adjustment related to the SOFR transition. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	28,015	29,546
Weighted average daily borrowings during the period ended	15,080	10,473
Maximum daily borrowings during the period ended	55,812	46,038
Weighted average interest rate during the period ended	3.0%	0.9%
Interest rate at end of the period	5.2%	0.9%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2022 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2023	$1,242	$—	$1,242	$300,000	(a)	$301,242
2024	96,747	—	96,747	43,659		140,406
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
2032		27,000	27,000	400,000		427,000
Thereafter	—	—	—	950,000		950,000
Subtotal	1,005,622	27,000	1,032,622	4,443,659		5,476,281
Non-cash (b)	19,712	(53)	19,659	(8,637)		11,022
Total	$1,025,334	$26,947	$1,052,281	$4,435,022		$5,487,303
(a)	All unsecured debt due in 2023 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2022 and 2021, the Company amortized $3.8 million and $4.7 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator for income/(loss) per share:
Net income/(loss)	$92,579	$160,993	$68,970
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,613)	(10,873)	(4,543)
Net (income)/loss attributable to noncontrolling interests	(42)	(104)	(161)
Net income/(loss) attributable to UDR, Inc.	86,924	150,016	64,266
Distributions to preferred stockholders — Series E (Convertible)	(4,412)	(4,229)	(4,230)
Income/(loss) attributable to common stockholders - basic and diluted	$82,512	$145,787	$60,036

Denominator for income/(loss) per share:
Weighted average common shares outstanding	321,949	300,579	294,808
Non-vested restricted stock awards	(278)	(253)	(263)
Denominator for basic income/(loss) per share	321,671	300,326	294,545
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	1,029	1,377	382
Denominator for diluted income/(loss) per share	322,700	301,703	294,927

Income/(loss) per weighted average common share:
Basic	$0.26	$0.49	$0.20
Diluted	$0.26	$0.48	$0.20

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2022, 2021, and 2020, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2022, the Company settled 4.4 million shares of common stock through its ATM program pursuant to the Company’s forward sales agreements described below. As of December 31, 2022, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

In March 2022, in connection with an underwritten public offering, the Company entered into forward sales agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $57.565. The actual forward price per share received by the Company upon settlement was determined on the applicable settlement dates based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. During the year ended December 31, 2022, the Company settled all 7.0 million shares under the forward sales agreements at a weighted average forward price per share of $57.07, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock, for net proceeds of $399.5 million.

As described above, during the year ended December 31, 2022, the Company settled all 11.4 million shares in aggregate under previously announced forward sales agreements, including under the ATM program, for net proceeds of $630.4 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $629.6 million.

In March 2021, the Company entered into forward sales agreements to sell 7.0 million shares of its common stock at an initial forward price per share of $43.51. The actual forward price per share received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreements. In September 2021, the Company settled all 7.0 million shares at a forward price per share of $42.65, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $6.0 million, for net proceeds of $298.5 million.

In June 2021, the Company entered into forward sales agreements to sell 6.1 million shares of its common stock at an initial forward price per share of $49.22. The actual forward price per share received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. In December 2021, the Company settled all 6.1 million shares at a forward price per share of $48.33, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $5.4 million, for net proceeds of $294.8 million.

During the year ended December 31, 2022, the Company repurchased 1.2 million shares of its common stock at an average price of $41.14 per share for total consideration of approximately $49.0 million under its share repurchase program. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
OP/DownREIT Units	21,478	22,418	22,310
Convertible preferred stock	2,916	2,918	2,950
Unvested LTIP Units and unvested restricted stock	1,029	1,377	382

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company’s authorized capital was 450.0 million shares of common stock and 50.0 million shares of preferred stock as of December 31, 2022.

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2022, 2021 and 2020:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2019	294,588	2,781	14,691
Issuance/(forfeiture) of common and restricted shares, net	104	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	2,121	—	—
Repurchase of common shares	(597)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	3	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	300	—	—
Conversion of Series E Cumulative Convertible shares	93	(86)	—
Forfeiture of Series F shares	—	—	(250)
Balance at December 31, 2020	296,612	2,695	14,441
Issuance/(forfeiture) of common and restricted shares, net	97	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	19,517	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	44	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,880	—	—
Forfeiture of Series F shares	—	—	(1,858)
Balance at December 31, 2021	318,150	2,695	12,583
Issuance/(forfeiture) of common and restricted shares, net	120	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	11,402	—	—
Repurchase of common shares	(1,192)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	499	—	—
Conversion of Series E Cumulative Convertible shares	10	(9)	—
Forfeiture of Series F shares	—	—	(482)
Balance at December 31, 2022	328,993	2,686	12,101

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Common Stock

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. As of December 31, 2022, 14.0 million shares were available for sale under the ATM program.

During the year ended December 31, 2022, the Company entered into the following equity transactions for our common stock:

●	Settled 11.4 million shares in aggregate under forward sales agreements under the ATM program and previously announced forward sales agreements at a weighted average forward price per share of $55.29, for net proceeds of approximately $630.4 million. Aggregate net proceeds from such forward sales, after deducting related expenses, were $629.6 million;
●	Repurchased 1.2 million shares of common stock at a weighted average price per share of $41.14, for total consideration of approximately $49.0 million.
●	Issued 0.1 million shares, net of forfeitures, of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”); and
●	Issued 0.5 million shares of common stock upon redemption of DownREIT Units, resulting in the forfeiture of 0.5 million Series F Preferred shares.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2022, 2021, and 2020 totaled $1.52, $1.45, and $1.44 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2022, 2021, and 2020 were $1.65, $1.57, and $1.56 per share, respectively. The Series E is not listed on any exchange. At December 31, 2022 and 2021, a total of 2.7 million and 2.7 million, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by certain holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2022 and 2021, 0.5 million and 1.9 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2022 and 2021, a total of 12.1 million and 12.6 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,210 and $1,258, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 10.0 million shares of Company common stock. Shares in the amount of 11.0 million were reserved for issuance under the Stock Purchase Plan as of December 31, 2022. During the year ended December 31, 2022, UDR acquired all shares issued through the open market.

10. EMPLOYEE BENEFIT PLANS

In May 2022, the stockholders of UDR approved an amendment and restatement to the LTIP. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, partnership interests in the Operating Partnership designated as LTIP Units, performance partnership interests in the Operating Partnership designated as Performance Units, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment.

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

As of December 31, 2022, 35.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2022, there were 14.4 million common shares available for issuance under the LTIP.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

A summary of UDR’s Performance Units, LTIP Units, restricted stock and option activities during the year ended December 31, 2022 is as follows (shares in thousands):

	Unvested Performance Units Outstanding		Performance Units Exercisable		Unvested Stock Options Outstanding		Stock Options Exercisable		LTIP Units		Restricted Stock
												Weighted
		Weighted		Weighted		Weighted		Weighted		Weighted		Average Fair
		Average		Average		Average		Average		Average Fair		Value Per
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Value Per	Number	Restricted
	Units	Price	Units	Price	Options	Price	Options	Price	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2021	2,962	$42.30	—	$—	—	$—	—	$—	420	$41.94	248	$40.30
Granted	1,610	45.60	—	—	1,225	45.91	—	—	397	55.29	187	51.93
Exercised	—	—	—	—	—	—	—	—	—	—	—	—
Vested	(1,823)	36.85	1,823	36.85	—	—	—	—	(326)	40.51	(142)	40.02
Forfeited	—	—	—	—	—	—	—	—	—	—	(20)	45.38
Balance, December 31, 2022	2,749	$44.66	1,823	$36.85	1,225	$45.91	—	$-	491	$53.69	273	$48.77

As of December 31, 2022, the Company had granted 6.7 million shares of restricted stock, 2.8 million LTIP Units, 4.6 million Performance Units, and 1.2 million stock options under the LTIP.

Stock Option Plan

UDR has granted stock options to our employees and Company directors. Subject to certain conditions, each stock option is exercisable into one share of UDR common stock.

The total remaining compensation cost on unvested stock options was $5.1 million as of December 31, 2022.

During the year ended December 31, 2022, no stock options were exercised.

The weighted average remaining contractual life on all stock options outstanding as of December 31, 2022 is 4.7 years and such options have a weighted average exercise price of $45.91.

During the year ended December 31, 2022, we recognized $0.7 million, of net compensation expense related to outstanding stock options. No compensation expense related to outstanding stock options was recognized during the years ended December 31, 2021 and 2020.

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2022, 2021, and 2020, we recognized $6.1 million, $4.1 million, and $5.3 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $5.4 million and had a weighted average remaining contractual life of 2.2 years as of December 31, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

Performance Unit Awards

UDR has granted Performance Units to our employees and Company directors, subject to certain conditions. Each Performance Unit is exercisable into one Operating Partnership common unit.

The total remaining compensation cost on unvested Performance Units was $11.7 million as of December 31, 2022.

During the year ended December 31, 2022, no Performance Units were exercised.

The weighted average remaining contractual life on all Performance Units outstanding as of December 31, 2022 is 3.6 years and such Performance Units have a weighted average exercise price of $44.66.

During the years ended December 31, 2022 and 2021, we recognized $5.2 million and $11.7 million, respectively, of net compensation expense related to outstanding Performance Units. No compensation expense was recognized during the year ended December 31, 2020.

Short-Term Incentive Compensation

In January 2022, certain officers of the Company were awarded STI Unit grants under the 2022 Long-Term Incentive Program (“2022 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, or $51.10 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. For the year ended December 31, 2022, we recognized $6.5 million of compensation expense, net of capitalization, related to the amortization of STI Unit awards. As the STI Unit awards vest after a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2022.

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

DECEMBER 31, 2022

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

Long-Term Incentive Compensation

In January 2022, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2022 LTI. For both restricted stock grants and LTIP Unit grants, thirty percent of the 2022 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2022 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2022 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $59.90 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $27.04 per unit on the grant date, inclusive of a 9.7% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $28.72 per unit on the grant date, inclusive of a 4.1% discount. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $66.83 per share for the comparable apartment REITs component and $68.02 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $31.95 per unit, inclusive of a 4.1% discount, for the comparable apartment REITs component and $32.85 per unit, inclusive of a 4.1% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

For the years ended December 31, 2022, 2021, and 2020, we recognized $9.0 million, $5.9 million and $10.2 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $7.3 million and had a weighted average remaining contractual life of 1.7 years as of December 31, 2022.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020, were $1.7 million, $1.4 million, and $1.5 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

11. INCOME TAXES

For 2022, 2021, and 2020, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2022, 2021 and 2020 (unaudited):

	Year Ended December 31,
	2022	2021	2020
Ordinary income	$1.3329	$0.9798	$1.0320
Qualified ordinary income	0.0001	0.0405	0.0039
Long-term capital gain	0.1521	0.3577	0.2974
Unrecaptured section 1250 gain	0.0174	0.0695	0.0892
Total	$1.5025	$1.4475	$1.4225

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax (benefit)/provision
Current
Federal	$—	$2,693	$(148)
State	440	1,236	1,374
Total current	440	3,929	1,226
Deferred
Federal	(27)	(1,770)	894
State	(16)	(672)	451
Investment tax credit	(48)	(48)	(26)
Total deferred	(91)	(2,490)	1,319
Total income tax (benefit)/provision	$349	$1,439	$2,545

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Federal and state tax attributes	$157	$60	$6
Other	64	102	147
Total deferred tax assets	221	162	153
Valuation allowance	(33)	(32)	(23)
Net deferred tax assets	188	130	130
Deferred tax liabilities:
Book/tax depreciation and basis	(876)	(860)	(638)
Other investment ventures	—	—	(2,665)
Other	(67)	(68)	(67)
Total deferred tax liabilities	(943)	(928)	(3,370)
Net deferred tax assets/(liabilities)	$(755)	$(798)	$(3,240)

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2022, 2020, and 2019 as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$(109)	$1,058	$1,240
State income tax provision	914	664	1,434
Other items	(409)	(246)	(165)
Solar credit amortization	(48)	(48)	(26)
ITC basis adjustment	—	2	58
Valuation allowance	1	9	4
Total income tax provision/(benefit)	$349	$1,439	$2,545

As of December 31, 2022, the Company had federal net operating loss carryovers (“NOL”) of $24.6 million expiring in 2032 through 2035 and state NOLs of $65.4 million expiring in 2022 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

The Company’s Tax benefit/(provision), net was $(0.3) million, $(1.4) million and $(2.5) million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of $1.1 million was primarily attributable to a decrease in TRS income of $5.6 million. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2022 and 2021, UDR has no material unrecognized income tax benefits/(provisions), net.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2019 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, at beginning of year	$1,299,442	$856,294
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(444,293)	502,768
OP Units issued for real estate, net	—	48,533
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(44,346)	(99,932)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	5,613	10,873
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(34,020)	(34,044)
Redeemable Long-Term and Short-Term Incentive Plan Units	56,568	14,576
Allocation of other comprehensive income/(loss)	886	374
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, at end of year	$839,850	$1,299,442

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million, $(0.1) million, and $(0.2) million during the years ended December 31, 2022, 2021, and 2020, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2022 and 2021 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$54,707	$55,514	$—	$—	$55,514
Equity securities (c)	9,707	9,707	9,707	—	—
Derivatives - Interest rate contracts (d)	15,270	15,270	—	15,270	—
Total assets	$79,684	$80,491	$9,707	$15,270	$55,514

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,028,169	$909,041	$—	$—	$909,041
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,015	28,015	—	—	28,015
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	4,131,047	3,448,632	—	—	3,448,632
Total liabilities	$5,514,231	$4,712,688	$—	$—	$4,712,688

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$839,850	$839,850	$—	$839,850	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

			Fair Value at December 31, 2021, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2021 (a)	2021	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$26,860	$27,372	$—	$—	$27,372
Equity securities (c)	3,230	3,230	—	—	3,230
Derivatives - Interest rate contracts (d)	3,279	3,279	—	3,279	—
Total assets	$33,369	$33,881	$—	$3,279	$30,602

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,033,764	$1,032,582	$—	$—	$1,032,582
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	29,546	29,546	—	—	29,546
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	4,133,083	4,199,363	—	—	4,199,363
Total liabilities	$5,443,393	$5,508,491	$—	$—	$5,508,491

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,299,442	$1,299,442	$—	$1,299,442	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent, that was previously subject to a lock-up restriction on selling or transferring the investment, which expired in February 2022. The investment is valued at the market price on December 31, 2022, and as of December 31, 2021, was valued at the market price on December 31, 2021 less an illiquidity discount of 15.0%. Since the lock-up restriction expired, the Company currently classifies the investment as Level 1 in the fair value hierarchy. The Company previously classified the investment as Level 3 in the fair value hierarchy based upon the lock-up restriction. During the year ended December 31, 2022, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 14, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 12, Noncontrolling Interests.

Other than described in footnote (c) above, there were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2022 and 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

DECEMBER 31, 2022

designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2022, 2021, and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2023, the Company estimates that an additional $6.1 million will be reclassified as a decrease to Interest expense.

As of December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	3	$194,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2022, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	$15,270	$3,279	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020	2022	2021	2020	2022	2021	2020

Interest rate products	$14,489	$3,502	$(3,382)	$998	$(1,755)	$(4,827)	$—	$—	$—

	Year Ended
	December 31,
	2022	2021	2020
Total amount of Interest expense presented on the Consolidated Statements of Operations	$155,900	$186,267	$202,706

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2022 and 2021 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2022	$15,270	$—	$15,270	$—	$—	$15,270

December 31, 2021	$3,279	$—	$3,279	$—	$—	$3,279
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2022	$—	$—	$—	$—	$—	$—

December 31, 2021	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

15. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at December 31, 2022 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	3	$190,105	$142,395
Wholly-owned — redevelopment (b)	6	24,157	57,843
Unconsolidated joint ventures and partnerships:
Real estate technology investments:
RETV I (c)	-	16,601	4,320
RETV II	-	11,670	6,300
RETV III (d)	-	—	15,000
RET Strategic Fund	-	8,078	17,500
Climate Technology Funds (e)	-	5,741	4,079
RET ESG Fund (f)	-	2,898	7,000
Total		$259,250	$254,437
(a)	Represents UDR’s investment as of December 31, 2022.
(b)	Projects consist of unit additions or unit renovations and renovation of related common area amenities.
(c)	Includes the impact of unrealized losses for the year ended December 31, 2022, which primarily relate to a decrease in SmartRent’s public share price. (See Note 5, Joint Ventures and Partnerships).
(d)	In November 2022, the Company committed to invest $15.0 million in a real estate technology investment. As December 31, 2022, no funding to the limited partnership had occurred. As of December 31, 2022, the investment is recorded in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets.
(e)	In March 2022, the Company committed to invest $10.0 million in climate technology funds and funded $5.7 million. As of December 31, 2022, the investment is recorded in Other Assets on the Consolidated Balance Sheets.
(f)	In April 2022, the Company committed to invest $10.0 million in an ESG technology fund and funded $2.9 million. As of December 31, 2022, the investment is recorded in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets.

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

DECEMBER 31, 2022

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2021 and held as of December 31, 2022. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2022, 2021, and 2020.

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

DECEMBER 31, 2022

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

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2022, 2021, and 2020, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

	Year Ended December 31,
	2022	2021	2020
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$459,179	$417,450	$414,705
Mid-Atlantic Region	271,034	253,877	246,101
Northeast Region	266,951	237,295	235,343
Southeast Region	189,465	162,178	143,171
Southwest Region	109,034	97,213	93,557
Non-Mature Communities/Other	169,173	77,874	65,414
Total segment and consolidated lease revenue	$1,464,836	$1,245,887	$1,198,291

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$12,360	$10,731	$12,433
Mid-Atlantic Region	10,807	8,941	7,210
Northeast Region	6,082	5,180	6,106
Southeast Region	7,907	7,124	6,037
Southwest Region	4,184	3,932	3,599
Non-Mature Communities/Other	6,188	2,870	2,420
Total segment and consolidated other revenue	$47,528	$38,778	$37,805

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$471,539	$428,181	$427,138
Mid-Atlantic Region	281,841	262,818	253,311
Northeast Region	273,033	242,475	241,449
Southeast Region	197,372	169,302	149,208
Southwest Region	113,218	101,145	97,156
Non-Mature Communities/Other	175,361	80,744	67,834
Total segment and consolidated rental income	$1,512,364	$1,284,665	$1,236,096

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$352,675	$314,791	$316,334
Mid-Atlantic Region	194,926	180,693	177,206
Northeast Region	178,156	149,930	153,883
Southeast Region	135,313	112,960	99,856
Southwest Region	71,783	63,321	59,281
Non-Mature Communities/Other	107,539	45,430	47,142
Total segment and consolidated NOI	1,040,392	867,125	853,702
Reconciling items:
Joint venture management and other fees	5,022	6,102	5,069
Property management	(49,152)	(38,540)	(35,538)
Other operating expenses	(17,493)	(21,649)	(22,762)
Real estate depreciation and amortization	(665,228)	(606,648)	(608,616)
General and administrative	(64,144)	(57,541)	(49,885)
Casualty-related (charges)/recoveries, net	(9,733)	(3,748)	(2,131)
Other depreciation and amortization	(14,344)	(13,185)	(10,013)
Gain/(loss) on sale of real estate owned	25,494	136,052	119,277
Income/(loss) from unconsolidated entities	4,947	65,646	18,844
Interest expense	(155,900)	(186,267)	(202,706)
Interest income and other income/(expense), net	(6,933)	15,085	6,274
Tax (provision)/benefit, net	(349)	(1,439)	(2,545)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,613)	(10,873)	(4,543)
Net (income)/loss attributable to noncontrolling interests	(42)	(104)	(161)
Net income/(loss) attributable to UDR, Inc.	$86,924	$150,016	$64,266
(a)	Same-Store Community population consisted of 47,360 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2022

The following table details the assets of UDR’s reportable segments as of December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,330,820	$4,264,381
Mid-Atlantic Region	2,882,898	2,856,143
Northeast Region	3,368,586	3,338,497
Southeast Region	1,232,858	1,208,183
Southwest Region	928,638	900,931
Non-Mature Communities/Other	2,826,272	2,172,668
Total segment assets	15,570,072	14,740,803
Accumulated depreciation	(5,762,501)	(5,137,096)
Total segment assets — net book value	9,807,571	9,603,707
Reconciling items:
Cash and cash equivalents	1,193	967
Restricted cash	29,001	27,451
Notes receivable, net	54,707	26,860
Investment in and advances to unconsolidated joint ventures, net	754,446	702,461
Operating lease right-of-use assets	194,081	197,463
Other assets	197,471	216,311
Total consolidated assets	$11,038,470	$10,775,220
(a)	Same-Store Community population consisted of 47,360 apartment homes.

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

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2022

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$26,231	$22,654	$52,591	$75,245	$42,182	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	110,936	117,060	203,849	320,909	167,309	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	16,824	9,519	37,846	47,365	29,670	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	4,756	11,141	7,973	19,114	6,524	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	53,501	69,464	92,635	162,099	72,382	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	49,901	61,042	97,711	158,753	66,872	1968/2000/2016	Mar-05
Beach & Ocean	—	12,878	—	12,878	40,711	13,391	40,198	53,589	19,638	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	131,109	25,854	130,255	156,109	72,928	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	72,370	16,797	72,871	89,668	39,174	2014	Jun-04
The Residences at Pacific City	—	78,085	—	78,085	279,094	78,481	278,698	357,179	90,862	2018	Jan-14
ORANGE COUNTY, CA	—	382,651	271,946	654,597	785,433	425,403	1,014,627	1,440,030	607,541
2000 Post Street	—	9,861	44,578	54,439	45,591	14,623	85,407	100,030	52,577	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	11,502	1,481	31,082	32,563	20,938	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	30,277	8,231	52,910	61,141	42,172	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	15,627	1,532	44,235	45,767	28,953	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	10,515	23,025	49,788	72,813	37,683	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	41,554	16,811	69,311	86,122	56,314	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	8,867	11,693	20,177	31,870	14,418	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,685	5,782	29,815	35,597	22,422	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	13,847	30,833	97,543	128,376	67,597	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	12,506	1,064	54,551	55,615	37,382	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	22,388	14,693	96,052	110,745	55,485	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	133,685	24,420	132,890	157,310	71,366	2014	Sep-10
5421 at Dublin Station		8,922	—	8,922	115,674	8,922	115,674	124,596	1,690	2022	Sep-16
1532 Harrison		19,938	65,816	85,754	—	19,938	65,816	85,754	1,314	2021	Sep-22
SAN FRANCISCO, CA	27,000	174,525	480,056	654,581	473,718	183,048	945,251	1,128,299	510,311
Crowne Pointe	—	2,486	6,437	8,923	11,118	3,280	16,761	20,041	13,234	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	7,596	3,129	14,049	17,178	11,070	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	10,909	7,234	40,375	47,609	30,940	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	6,048	6,371	28,163	34,534	19,972	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	10,838	7,349	41,259	48,608	27,789	2000	May-08
Island Square	—	21,284	89,389	110,673	9,605	21,745	98,533	120,278	67,055	2007	Jul-08
elements too	—	27,468	72,036	99,504	23,278	30,362	92,420	122,782	74,433	2010	Feb-10
989elements	—	8,541	45,990	54,531	7,629	8,703	53,457	62,160	33,755	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	1,620	6,488	40,465	46,953	20,508	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	5,075	8,384	129,917	138,301	43,738	2009	Oct-16
TEN20	—	5,247	76,587	81,834	5,793	5,308	82,319	87,627	27,893	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	1,507	6,043	64,481	70,524	24,707	2016	Nov-16
CityLine	—	11,220	85,787	97,007	759	11,229	86,537	97,766	32,194	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	545	3,723	57,388	61,111	16,339	2018	Jan-19
Brio	—	21,780	147,188	168,968	1,949	21,800	149,117	170,917	13,232	2020	Jul-21
SEATTLE, WA	—	144,136	897,984	1,042,120	104,269	151,148	995,241	1,146,389	456,859
Rosebeach	—	8,414	17,449	25,863	8,102	9,019	24,946	33,965	19,586	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	10,714	40,081	46,898	86,979	32,631	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	47,632	51,152	147,026	198,178	101,385	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	97,657	61,727	91,581	153,308	67,756	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	164,105	161,979	310,451	472,430	221,358
Boronda Manor	—	1,946	8,982	10,928	12,816	3,467	20,277	23,744	13,932	1979	Dec-98
Garden Court	—	888	4,188	5,076	7,396	1,684	10,788	12,472	7,535	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	20,028	5,857	30,093	35,950	21,818	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	8,405	2,475	12,349	14,824	8,981	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	35,869	10,487	55,624	66,111	39,229	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	13,463	3,700	19,835	23,535	14,098	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	9,000	2,398	13,265	15,663	9,111	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	106,977	30,068	162,231	192,299	114,704
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	63,847	24,630	56,419	81,049	49,104	2006	Oct-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2022

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Windemere at Sycamore Highland	—	5,810	23,450	29,260	10,138	6,408	32,990	39,398	24,710	2001	Nov-02
Strata	—	14,278	84,242	98,520	2,126	14,340	86,306	100,646	15,180	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	76,111	45,378	175,715	221,093	88,994
Tualatin Heights	—	3,273	9,134	12,407	11,320	4,468	19,259	23,727	15,061	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	9,867	6,659	24,092	30,751	19,727	1985	Sep-04
The Arbory	—	4,366	63,457	67,823	555	4,384	63,994	68,378	12,752	2018	Jan-20
PORTLAND, OR	—	13,653	87,461	101,114	21,742	15,511	107,345	122,856	47,540
TOTAL WEST REGION	27,000	917,381	2,073,660	2,991,041	1,732,355	1,012,535	3,710,861	4,723,396	2,047,307
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	18,130	4,682	30,042	34,724	20,914	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	11,483	3,273	18,963	22,236	15,087	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	17,517	11,912	35,633	47,545	28,184	1938	May-02
The Whitmore	—	6,418	13,411	19,829	27,018	7,841	39,006	46,847	32,719	1962/2008	Apr-02
Ridgewood -apts side	—	5,612	20,086	25,698	16,600	6,675	35,623	42,298	28,054	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	37,604	50,967	49,295	100,262	37,095	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	23,383	15,132	58,063	73,195	47,012	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	8,094	355	67,870	68,225	45,961	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	19,649	2,005	122,457	124,462	84,903	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	10,444	21,713	77,102	98,815	51,635	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	7,752	5,787	105,616	111,403	63,299	2009	Jun-11
Signal Hill Apartments	—	13,290	—	13,290	74,400	25,673	62,017	87,690	49,067	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	98,738	31,505	98,626	130,131	57,682	2013	Sep-07
Domain College Park	—	7,300	—	7,300	62,319	7,549	62,070	69,619	33,812	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	5,420	9,947	73,243	83,190	28,323	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	7,189	28,190	118,626	146,816	52,985	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	7,608	15,935	114,778	130,713	43,742	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	10,098	51,684	169,023	220,707	74,960	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	13,171	14,880	96,822	111,702	45,627	2000	Oct-15
Newport Village	127,600	50,046	177,454	227,500	20,238	50,866	196,872	247,738	90,904	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	3,864	27,860	132,031	159,891	29,502	2006	Aug-19
Crescent Falls Church	—	13,687	88,692	102,379	2,751	13,732	91,398	105,130	18,772	2010	Nov-19
Station on Silver	—	16,661	109,198	125,859	1,350	16,684	110,525	127,209	15,946	2018	Dec-20
Seneca Place	—	21,184	98,173	119,357	7,669	21,189	105,837	127,026	16,205	1985	Jun-21
Canterbury Apartments	—	24,456	100,011	124,467	7,969	24,472	107,964	132,436	12,200	1986	Aug-21
METROPOLITAN, D.C.	288,530	408,829	1,720,723	2,129,552	520,458	470,508	2,179,502	2,650,010	1,024,590
Calvert's Walk	—	4,408	24,692	29,100	12,566	5,432	36,234	41,666	28,604	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	15,545	12,492	60,393	72,885	41,143	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	3,922	5,076	44,145	49,221	27,374	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	8,006	15,607	75,749	91,356	19,775	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	3,968	12,772	82,642	95,414	17,033	2009	Nov-19
1274 at Towson	—	7,807	46,238	54,045	3,390	7,823	49,612	57,435	4,630	2020	Sep-21
Quarters at Towson Town Center	—	16,111	106,453	122,564	10,628	16,111	117,081	133,192	14,714	2008	Nov-21
BALTIMORE, MD	58,600	72,736	410,408	483,144	58,025	75,313	465,856	541,169	153,273
Gayton Pointe Townhomes	—	826	5,148	5,974	32,633	3,735	34,872	38,607	33,213	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	11,834	2,932	23,985	26,917	19,221	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	12,294	4,465	39,300	43,765	32,375	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	37,473	6,084	44,892	50,976	42,048	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	94,234	17,216	143,049	160,265	126,857
TOTAL MID-ATLANTIC REGION	347,130	486,688	2,192,039	2,678,727	672,717	563,037	2,788,407	3,351,444	1,304,720
NORTHEAST REGION
Garrison Square	—	6,475	91,027	97,502	29,803	6,773	120,532	127,305	70,255	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	7,736	6,490	42,154	48,644	26,443	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	17,583	20,005	106,452	126,457	67,473	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	17,917	11,759	68,294	80,053	44,403	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	205,399	24,854	205,129	229,983	81,254	2015	Dec-15

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2022

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
345 Harrison	—	32,938	—	32,938	331,065	44,940	319,063	364,003	80,819	2018	Nov-11
Currents on the Charles	—	12,580	70,149	82,729	2,495	12,784	72,440	85,224	17,463	2015	Jun-19
The Commons at Windsor Gardens	—	34,609	225,515	260,124	23,963	34,710	249,377	284,087	64,326	1969	Aug-19
Charles River Landing	—	17,068	112,777	129,845	2,763	17,132	115,476	132,608	23,596	2010	Nov-19
Lenox Farms	94,050	17,692	115,899	133,591	8,125	17,878	123,838	141,716	25,400	2009	Nov-19
Lodge at Ames Pond	—	12,645	70,653	83,298	5,003	12,848	75,453	88,301	16,003	2010	Nov-19
Union Place	51,800	9,902	72,242	82,144	5,992	9,946	78,190	88,136	10,312	2005	Jan-21
Bradlee Danvers	—	28,669	175,114	203,783	1,953	28,676	177,060	205,736	7,026	1874/2008	Jun-22
BOSTON, MA	323,350	234,940	1,107,516	1,342,456	659,797	248,795	1,753,458	2,002,253	534,773
10 Hanover Square	—	41,432	218,983	260,415	34,167	41,879	252,703	294,582	133,654	2005/2020	Apr-11
21 Chelsea	—	36,399	107,154	143,553	17,009	36,531	124,031	160,562	70,621	2001	Aug-11
View 34	—	114,410	324,920	439,330	120,038	116,094	443,274	559,368	261,302	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	14,379	58,309	279,962	338,271	174,747	2008	Aug-11
Leonard Pointe	—	38,010	93,204	131,214	2,186	38,078	95,322	133,400	24,738	2015	Feb-19
One William	—	6,422	75,527	81,949	1,796	6,478	77,267	83,745	17,264	2018	Aug-19
NEW YORK, NY	—	294,310	1,086,043	1,380,353	189,575	297,369	1,272,559	1,569,928	682,326
Park Square	—	10,365	96,050	106,415	2,048	10,533	97,930	108,463	25,021	2018	May-19
The Smith Valley Forge	—	17,853	95,973	113,826	1,240	17,861	97,205	115,066	8,880	2019	Sep-21
322 on North Broad	—	12,240	124,524	136,764	8,776	12,255	133,285	145,540	12,283	2018	Sep-21
The George Apartments	—	17,341	—	17,341	48,920	17,349	48,912	66,261	1,950	2022	Aug-20
PHILADELPHIA, PA	—	57,799	316,547	374,346	60,984	57,998	377,332	435,330	48,134
TOTAL NORTHEAST REGION	323,350	587,049	2,510,106	3,097,155	910,356	604,162	3,403,349	4,007,511	1,265,233
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	15,054	4,134	17,806	21,940	15,827	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	21,263	4,297	21,204	25,501	20,749	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	15,415	3,285	24,172	27,457	20,984	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	14,666	3,635	19,988	23,623	16,801	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	24,590	10,889	44,553	55,442	38,111	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	16,847	12,785	51,789	64,574	41,298	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	24,858	16,005	53,127	69,132	40,741	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	2,786	6,434	92,397	98,831	24,996	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	2,160	4,523	45,827	50,350	11,654	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	5,112	10,394	77,720	88,114	15,637	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	8,375	11,718	116,120	127,838	21,214	1997/1999	Nov-20
TAMPA, FL	—	65,002	436,674	501,676	151,126	88,099	564,703	652,802	268,012
Seabrook	—	1,846	4,155	6,001	11,621	3,260	14,362	17,622	12,981	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	24,496	4,060	33,045	37,105	31,722	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	20,579	2,633	25,311	27,944	22,814	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	14,550	2,946	22,299	25,245	19,120	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	15,732	4,644	26,241	30,885	22,407	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	15,297	3,399	22,722	26,121	17,771	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	10,455	1,966	16,269	18,235	12,783	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	8,724	4,680	25,454	30,134	19,847	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	19,134	8,053	30,633	38,686	23,493	1992/2007	Aug-06
Arbors at Maitland Summit	—	15,929	158,079	174,008	10,363	15,940	168,431	184,371	22,624	1998	Oct-21
Essex Luxe	—	9,068	94,487	103,555	706	9,075	95,186	104,261	8,180	2020	Oct-21
ORLANDO, FL	—	47,621	341,331	388,952	151,657	60,656	479,953	540,609	213,742
Legacy Hill	—	1,148	5,867	7,015	12,524	2,165	17,374	19,539	15,107	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	17,215	2,877	27,391	30,268	20,713	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	41,053	5,043	38,127	43,170	31,283	1999	Dec-95
Brookridge	—	708	5,461	6,169	8,700	1,604	13,265	14,869	11,117	1986	Mar-96
Breckenridge	—	766	7,714	8,480	8,449	1,862	15,067	16,929	12,167	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	10,397	2,620	25,252	27,872	19,750	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	13,329	4,327	36,858	41,185	30,439	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	19,590	6,397	34,069	40,466	29,113	1987/2008	May-06

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2022

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
NASHVILLE, TN	—	15,433	87,608	103,041	131,257	26,895	207,403	234,298	169,689
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	21,423	17,147	76,645	93,792	58,189	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	21,423	17,147	76,645	93,792	58,189
TOTAL SOUTHEAST REGION	—	144,024	922,014	1,066,038	455,463	192,797	1,328,704	1,521,501	709,632
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	22,898	26,447	53,438	79,885	41,315	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	30,307	23,285	124,006	147,291	88,321	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	18,527	31,613	20,183	51,796	14,351	1977/78/79	May-07
Addison Apts at The Park I	—	7,903	554	8,457	8,666	11,058	6,065	17,123	4,630	1970	May-07
Addison Apts at The Park II	—	10,440	634	11,074	2,513	8,458	5,129	13,587	3,785	1975	May-07
Savoye	—	8,432	50,483	58,915	4,483	8,934	54,464	63,398	10,795	2009	Nov-19
Savoye 2	—	6,451	56,615	63,066	3,156	6,942	59,280	66,222	11,991	2011	Nov-19
Fiori on Vitruvian Park	47,316	7,934	78,575	86,509	4,202	8,423	82,288	90,711	16,822	2013	Nov-19
Vitruvian West Phase I	41,317	6,273	61,418	67,691	2,801	6,533	63,959	70,492	13,244	2018	Nov-19
Vitruvian West Phase II	—	6,451	15,798	22,249	39,832	6,649	55,432	62,081	8,019	2021	Nov-19
Vitruvian West Phase III	—	7,141	2,754	9,895	63,231	7,342	65,784	73,126	3,202	2022	Nov-19
The Canal	42,000	12,671	98,813	111,484	3,278	12,716	102,046	114,762	12,295	2017	Apr-21
Cool Springs at Frisco Bridges	89,510	18,325	151,982	170,307	11,544	18,338	163,513	181,851	23,927	2012	May-21
DALLAS, TX	335,143	154,980	661,907	816,887	215,438	176,738	855,587	1,032,325	252,697
Barton Creek Landing	—	3,151	14,269	17,420	26,292	5,603	38,109	43,712	33,360	1986/2012	Mar-02
Residences at the Domain	—	4,034	55,256	59,290	16,784	4,901	71,173	76,074	49,658	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	10,278	5,804	27,204	33,008	16,955	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	7,666	4,761	23,922	28,683	14,862	2002	Apr-12
AUSTIN, TX	—	16,417	104,040	120,457	61,020	21,069	160,408	181,477	114,835
Steele Creek	—	8,586	130,400	138,986	7,793	8,789	137,990	146,779	41,118	2015	Oct-17
Cirrus	—	13,853	—	13,853	87,591	13,854	87,590	101,444	3,498	2022	Feb-19
DENVER, CO	—	22,439	130,400	152,839	95,384	22,643	225,580	248,223	44,616
TOTAL SOUTHWEST REGION	335,143	193,836	896,347	1,090,183	371,842	220,450	1,241,575	1,462,025	412,148
TOTAL OPERATING COMMUNITIES	1,032,623	2,328,978	8,594,166	10,923,144	4,142,733	2,592,981	12,472,896	15,065,877	5,739,040
REAL ESTATE UNDER DEVELOPMENT
The MO	—	27,135	—	27,135	108,328	27,136	108,327	135,463	296
Villas at Fiori	—	9,921	776	10,697	7,035	9,964	7,768	17,732	—
Meridian	—	6,611	—	6,611	30,299	6,611	30,299	36,910	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	43,667	776	44,443	145,662	43,711	146,394	190,105	296
LAND
Vitruvian Park®	—	22,547	1,467	24,014	10,937	30,293	4,658	34,951	660
Alameda Point Block 11	—	25,006	—	25,006	5,609	25,006	5,609	30,615	—
Newport Village II	—	5,237	—	5,237	10,287	5,237	10,287	15,524	—
2727 Turtle Creek	—	90,205	—	90,205	2,302	90,205	2,302	92,507	—
488 Riverwalk	—	16,053	—	16,053	1,817	16,053	1,817	17,870	—
3001 Iowa Ave	—	13,468	—	13,468	1,083	13,468	1,083	14,551	—
TOTAL LAND	—	172,516	1,467	173,983	32,035	180,262	25,756	206,018	660
HELD FOR DISPOSITION
The MO - Retail	—	—	—	—	14,039	—	14,039	14,039	—
TOTAL HELD FOR DISPOSITION	—	—	—	—	14,039	—	14,039	14,039	—
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	30,241	7,793	22,448	30,241	15,354
3001 Iowa Ave Commercial	—	9,882	4,861	14,743	1	9,882	4,862	14,744	180
TOTAL COMMERCIAL	—	9,882	4,861	14,743	30,242	17,675	27,310	44,985	15,534
Other (b)	—	—	—	—	21,241	78	21,163	21,241	581
1745 Shea Center I	—	3,034	20,534	23,568	4,239	3,081	24,726	27,807	6,390
TOTAL CORPORATE	—	3,034	20,534	23,568	25,480	3,159	45,889	49,048	6,971
TOTAL COMMERCIAL & CORPORATE	—	12,916	25,395	38,311	55,722	20,834	73,199	94,033	22,505
Deferred Financing Costs and Other Non-Cash Adjustments	19,658

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2022

(In thousands)

Gross Amount at Which
		Initial Costs				Carried at Close of Period
Costs of
Improvements
Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
TOTAL REAL ESTATE OWNED	$1,052,281	$2,558,077	$8,621,804	$11,179,881	$4,390,191	$2,837,788	$12,732,284	$15,570,072	$5,762,501
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $14.9 billion at December 31, 2022 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2022

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2022	2021	2020
Balance at beginning of the year	$14,740,803	$13,071,472	$12,602,101
Real estate acquired (including joint venture consolidation)	409,263	1,513,106	413,488
Capital expenditures and development	444,009	346,365	299,986
Real estate sold	(24,003)	(190,140)	(244,103)
Balance at end of the year	$15,570,072	$14,740,803	$13,071,472

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2022	2021	2020
Balance at beginning of the year	$5,137,096	$4,605,366	$4,131,353
Depreciation expense for the year	634,424	584,228	560,876
Accumulated depreciation on sales	(9,019)	(52,498)	(86,863)
Balance at end of year	$5,762,501	$5,137,096	$4,605,366