Form 10-Q
period 2023-03-31
UDR, Inc.
filed 2023-04-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 24, 2023 was 329,172,797.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$15,565,915	$15,365,928
Less: accumulated depreciation	(5,926,651)	(5,762,205)
Real estate held for investment, net	9,639,264	9,603,723
Real estate under development (net of accumulated depreciation of $0 and $296, respectively)	76,455	189,809
Real estate held for disposition (net of accumulated depreciation of $0 and $0, respectively)	—	14,039
Total real estate owned, net of accumulated depreciation	9,715,719	9,807,571

Cash and cash equivalents	1,172	1,193
Restricted cash	28,038	29,001
Notes receivable, net	71,125	54,707
Investment in and advances to unconsolidated joint ventures, net	751,387	754,446
Operating lease right-of-use assets	193,230	194,081
Other assets	207,029	197,471
Total assets	$10,967,700	$11,038,470

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,051,000	$1,052,281
Unsecured debt, net	4,525,963	4,435,022
Operating lease liabilities	188,402	189,238
Real estate taxes payable	35,052	37,681
Accrued interest payable	26,580	46,671
Security deposits and prepaid rent	57,738	51,999
Distributions payable	148,409	134,213
Accounts payable, accrued expenses, and other liabilities	111,795	153,220
Total liabilities	6,144,939	6,100,325

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	901,652	839,850

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,686,308 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	44,614	44,614
Series F; 12,090,558 and 12,100,514 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at March 31, 2023 and December 31, 2022:
329,173,125 and 328,993,088 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,292	3,290
Additional paid-in capital	7,494,042	7,493,423
Distributions in excess of net income	(3,627,873)	(3,451,587)
Accumulated other comprehensive income/(loss), net	6,823	8,344
Total stockholders’ equity	3,920,899	4,098,085
Noncontrolling interests	210	210
Total equity	3,921,109	4,098,295
Total liabilities and equity	$10,967,700	$11,038,470

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
REVENUES:
Rental income	$398,307	$356,181
Joint venture management and other fees	1,242	1,085
Total revenues	399,549	357,266
OPERATING EXPENSES:
Property operating and maintenance	64,834	58,484
Real estate taxes and insurance	57,970	53,764
Property management	12,945	11,576
Other operating expenses	3,032	4,712
Real estate depreciation and amortization	169,300	163,622
General and administrative	17,480	14,908
Casualty-related charges/(recoveries), net	4,156	(765)
Other depreciation and amortization	3,649	3,075
Total operating expenses	333,366	309,376
Gain/(loss) on sale of real estate owned	1	—
Operating income	66,184	47,890

Income/(loss) from unconsolidated entities	9,707	5,412
Interest expense	(43,742)	(35,916)
Interest income and other income/(expense), net	1,010	(2,440)
Income/(loss) before income taxes	33,159	14,946
Tax (provision)/benefit, net	(234)	(343)
Net income/(loss)	32,925	14,603
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,953)	(879)
Net (income)/loss attributable to noncontrolling interests	(8)	(19)
Net income/(loss) attributable to UDR, Inc.	30,964	13,705
Distributions to preferred stockholders — Series E (Convertible)	(1,183)	(1,092)
Net income/(loss) attributable to common stockholders	$29,781	$12,613

Income/(loss) per weighted average common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average number of common shares outstanding:
Basic	328,789	318,009
Diluted	329,421	319,680

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income/(loss)	$32,925	$14,603
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(273)	7,193
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,369)	387
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1,642)	7,580
Comprehensive income/(loss)	31,283	22,183
Comprehensive (income)/loss attributable to noncontrolling interests	(1,840)	(1,412)
Comprehensive income/(loss) attributable to UDR, Inc.	$29,443	$20,771

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	44,615	3,290	7,493,423	(3,451,587)	8,344	210	4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	30,964	—	—	30,964
Other comprehensive income/(loss)	—	—	—	—	(1,521)	—	(1,521)
Issuance/(forfeiture) of common and restricted shares, net	—	2	695	—	—	—	697
Issuance of common shares through public offering, net	—	—	(462)	—	—	—	(462)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	386	—	—	—	386
Common stock distributions declared ($0.42 per share)	—	—	—	(138,318)	—	—	(138,318)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,183)	—	—	(1,183)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(67,749)	—	—	(67,749)
Balance at March 31, 2023	$44,615	$3,292	$7,494,042	$(3,627,873)	$6,823	$210	$3,921,109

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	$44,765	$3,181	$6,884,269	$(3,485,080)	$(4,261)	$31,430	$3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	13,705	—	—	13,705
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	7,066	—	7,066
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,041)	—	—	—	(1,040)
Issuance of common shares through public offering, net	—	—	(99)	—	—	—	(99)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	8,578	—	—	—	8,580
Common stock distributions declared ($0.38 per share)	—	—	—	(121,068)	—	—	(121,068)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,092)	—	—	(1,092)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	43,747	—	—	43,747
Balance at March 31, 2022	$44,765	$3,184	$6,891,707	$(3,549,788)	$2,805	$210	$3,392,883

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income/(loss)	$32,925	$14,603
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	172,949	166,697
(Gain)/loss on sale of real estate owned	(1)	—
(Income)/loss from unconsolidated entities	(9,707)	(5,412)
Return on investment in unconsolidated joint ventures and partnerships	4,317	12,352
Amortization of share-based compensation	8,246	6,371
Other	7,690	6,422
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(7,119)	4,979
Increase/(decrease) in operating liabilities	(41,285)	(44,992)
Net cash provided by/(used in) operating activities	168,015	161,020

Investing Activities
Development of real estate assets	(42,498)	(56,755)
Capital expenditures and other major improvements — real estate assets	(54,353)	(34,615)
Capital expenditures — non-real estate assets	(4,532)	(9,677)
Investment in unconsolidated joint ventures and partnerships	(1,821)	(48,233)
Distributions received from unconsolidated joint ventures and partnerships	3,108	68,185
Purchase deposits on pending acquisitions	(743)	(6,000)
Repayment/(issuance) of notes receivable, net	(16,501)	284
Net cash provided by/(used in) investing activities	(117,340)	(86,811)

Financing Activities
Payments on secured debt	(292)	(280)
Net proceeds/(repayment) of commercial paper	105,000	60,000
Net proceeds/(repayment) of revolving bank debt	(14,244)	7,648
Proceeds from the issuance of common shares through public offering, net	(462)	(99)
Distributions paid to redeemable noncontrolling interests	(8,178)	(7,862)
Distributions paid to preferred stockholders	(1,097)	(1,050)
Distributions paid to common stockholders	(125,083)	(115,405)
Other	(7,303)	(18,652)
Net cash provided by/(used in) financing activities	(51,659)	(75,700)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(984)	(1,491)
Cash, cash equivalents, and restricted cash, beginning of year	30,194	28,418
Cash, cash equivalents, and restricted cash, end of period	$29,210	$26,927

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$64,707	$55,126
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,126	3,126
Cash paid/(refunds received) for income taxes	206	222
Non-cash transactions:
Redeemable long-term and short-term incentive plan units	$6,989	$37,383
Development costs and capital expenditures incurred, but not yet paid	35,524	43,571
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (9,957 shares and 142,984 shares, respectively)	386	8,580
Distribution of equity securities from unconsolidated real estate technology investments	7,749	6,508
Dividends declared, but not yet paid	148,409	130,369

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,193	$967
Restricted cash	29,001	27,451
Total cash, cash equivalents, and restricted cash as shown above	$30,194	$28,418
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,172	$895
Restricted cash	28,038	26,032
Total cash, cash equivalents, and restricted cash as shown above	$29,210	$26,927

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At March 31, 2023, our consolidated apartment portfolio consisted of 166 communities with a total of 55,159 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2023, there were 186.4 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.3 million OP Units (including 0.1 million of general partnership units), or 94.6%, were owned by UDR and 10.1 million OP Units, or 5.4%, were owned by outside limited partners. As of March 31, 2023, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.1 million, or 65.1%, were owned by UDR and its subsidiaries and 11.3 million, or 34.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 13, 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2023 and 2022, the Company recorded net credit recoveries/(losses) of $(0.1) million and less than $0.1 million, respectively, on the Consolidated Statements of Operations.

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

MARCH 31, 2023

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

Additionally, we analyze each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by Accounting Standards Codification (“ASC”) 310-10. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.

The following table summarizes our Notes receivable, net as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2023	2023	2022
Note due December 2023 (a)	10.00%	$31,675	$30,377
Note due December 2026 (b)	11.00%	27,882	17,292
Note due December 2026 (c)	11.00%	8,925	5,813
Notes due June 2027 (d)	18.00%	3,000	1,500
Notes Receivable		71,482	54,982
Allowance for credit losses		(357)	(275)
Total notes receivable, net		$71,125	$54,707
(a)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $31.4 million, of which $29.2 million was funded as of March 31, 2023. Interest payments are due monthly, with the exception of payments from June 2022 to December 2023, which are accrued and added to the principal balance and will be due at maturity of the note. The additional amount accrued and added to the principal balance was $2.5 million as of March 31, 2023. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2023.
(b)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million, of which $10.6 million was funded during the three months ended March 31, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(c)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million, of which $3.1 million was funded during the three months ended March 31, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. During the three months ended March 31, 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and increase the Company’s commitment from $1.5 million to $3.0 million, all of which has been funded. Interest payments will accrue and be due at maturity of the facility.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $1.6 million and $0.7 million of interest income for the notes receivable described above during the three months ended March 31, 2023 and 2022, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2023 and 2022, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2023 and 2022 was $(0.1) million and $0.5 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2023 and December 31, 2022, UDR’s net deferred tax asset/(liability) was $(0.7) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2023. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2019 through 2021 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Lease Receivables

During the three months ended March 31, 2023, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reduced its reserve to approximately $6.1 million for multifamily tenant lease receivables and increased its reserve to approximately $4.4 million for retail tenant lease receivables for its wholly-owned communities and communities held by joint ventures. In aggregate, the reduction in reserve is reflected as a $2.3 million increase to Rental income and a $0.2 million increase to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended March 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2023, the Company owned and consolidated 166 communities in 13 states plus the District of Columbia totaling 55,159 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Land	$2,566,680	$2,539,499
Depreciable property — held and used:
Land improvements	258,194	254,578
Building, improvements, and furniture, fixtures and equipment	12,691,028	12,521,838
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	16,576	43,711
Building, improvements, and furniture, fixtures and equipment	59,879	146,394
Real estate held for disposition:
Building, improvements, and furniture, fixtures and equipment	—	14,039
Real estate owned	15,642,370	15,570,072
Accumulated depreciation (a)	(5,926,651)	(5,762,501)
Real estate owned, net	$9,715,719	$9,807,571
(a)	Accumulated depreciation is inclusive of $14.1 million and $13.1 million of accumulated amortization related to real estate intangible assets as of March 31, 2023 and December 31, 2022, respectively.

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2023, other than taking title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in an estimated gain of less than $0.1 million.The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2023 and 2022, were $4.5 million and $5.4 million, respectively. Total capitalized interest was $2.2 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. As each apartment home in a capital project is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2023 and 2022.

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

Consolidated joint venture

The Company previously held a preferred equity investment in a joint venture that owned a 136 apartment home community located in San Francisco, California. In 2022, the joint venture was deemed to be a VIE and the Company concluded that it was the primary beneficiary of the VIE, and therefore began consolidating the joint venture. In February 2023, the Company took title to the property pursuant to a foreclosure resulting in it being a wholly-owned community.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended
	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	2023	2023	2023	2022	2023	2022	2023	2022
Operating:
UDR/MetLife (a)	13	2,837	50.1%	50.1%	$241,183	$247,160	$(1,350)	$(2,638)

	Number of	Apartment						Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended
Developer Capital Program	March 31,	March 31,	Average	Years To	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (b)	2023	2023	Rate	Maturity	Commitment (c)	2023	2022	2023	2022
Preferred equity investments:
Operating	21	4,364	9.2%	3.4	$277,287	333,942	329,369	$6,868	$4,588
Development	4	1,898	10.0%	3.5	118,258	134,471	131,218	3,254	1,800
Total Preferred Equity Investments	25	6,262	9.4%	3.4	395,545	468,413	460,587	10,122	6,388

Real estate technology investments:
RETV I (d)	N/A	N/A	N/A	N/A	18,000	10,730	16,601	1,467	(10,111)
RETV II	N/A	N/A	N/A	N/A	18,000	11,020	11,670	(285)	(114)
RETV III	N/A	N/A	N/A	N/A	15,000	—	—	—	—
RET Strategic Fund	N/A	N/A	N/A	N/A	25,000	9,166	8,078	(173)	—
RET ESG	N/A	N/A	N/A	N/A	10,000	2,824	2,898	(74)	—
Total Preferred Equity Investments and Real Estate Technology Investments						502,153	499,834	11,057	(3,837)

Sold joint ventures and other investments						—	—	—	11,887

Total Joint Ventures and Developer Capital Program and Real Estate Technology Investments, net (a)						$743,336	$746,994	$9,707	$5,412
(a)	As of March 31, 2023 and December 31, 2022, the Company’s negative investment in one UDR/MetLife community of $8.1 million and $7.5 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At March 31, 2023, our preferred equity investment portfolio consisted of 25 communities located in various markets, consisting of 6,262 completed or under development homes. In addition, the Company’s preferred equity investments include six investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the three months ended March 31, 2023, the Company did not enter into or fund any new preferred equity investments or redeem any preferred equity investments.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)	The Company recognized $1.5 million and $(10.1) million of investment income/(loss) from RETV I for the three months ended March 31, 2023 and 2022, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

As of March 31, 2023 and December 31, 2022, the Company had deferred fees of $7.9 million and $8.1 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2023 and 2022.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total real estate, net	$2,789,059	$2,739,784
Investments, at fair value	187,390	213,743
Cash and cash equivalents	46,810	38,999
Other assets	135,441	121,759
Total assets	$3,158,700	$3,114,285

Third party debt, net	$1,991,027	$1,937,329
Accounts payable and accrued liabilities	187,548	217,148
Total liabilities	2,178,575	2,154,477
Total equity	$980,125	$959,808

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total revenues	$60,675	$37,169
Property operating expenses	28,033	17,930
Real estate depreciation and amortization	24,428	17,820
Gain/(loss) on sale of property	—	127,542
Operating income/(loss)	8,214	128,961
Interest expense	(23,951)	(8,132)
Net realized gain/(loss) on held investments	47,331	6,304
Net unrealized gain/(loss) on held investments	(37,542)	(21,492)
Other income/(loss)	2,322	(224)
Net income/(loss)	$(3,626)	$105,417

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Operating lease right-of-use assets were $193.2 million and $194.1 million, respectively, and the Operating lease liabilities were $188.4 million and $189.2 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.4 years and 42.6 years at March 31, 2023 and December 31, 2022, respectively, and the weighted average discount rate was 5.0% at both March 31, 2023 and December 31, 2022.

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2023 are as follows (dollars in thousands):

Ground Leases
2023	$9,331
2024	12,442
2025	12,442
2026	12,442
2027	12,442
Thereafter	417,895
Total future minimum lease payments (undiscounted)	476,994
Difference between future undiscounted cash flows and discounted cash flows	(288,592)
Total operating lease liabilities (discounted)	$188,402

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Lease expense:
Contractual lease expense	$3,292	$3,311
Variable lease expense (a)	28	26
Total operating lease expense (b)(c)	$3,320	$3,337
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.8 million, respectively. For the three months ended March 31, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.8 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and $0.1 million of total operating lease expense during the three months ended March 31, 2023 and 2022, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2023, our apartment home leases generally have initial terms of 12 months or less. As of March 31, 2023, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2023 are as follows (dollars in thousands):

Retail and Commercial Leases
2023	$19,681
2024	25,388
2025	22,216
2026	19,439
2027	15,486
Thereafter	67,034
Total future minimum lease payments (a)	$169,244
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.7 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Principal Outstanding		As of March 31, 2023
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2023	2022	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,005,332	$1,005,622	3.42%	5.2	14
Deferred financing costs and other non-cash adjustments (b)	18,719	19,712
Total fixed rate secured debt, net	1,024,051	1,025,334	3.42%	5.2	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	3.89%	9.0	1
Deferred financing costs	(51)	(53)
Total variable rate secured debt, net	26,949	26,947	3.89%	9.0	1
Total Secured Debt, net	1,051,000	1,052,281	3.43%	5.3	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	2.8
Borrowings outstanding under unsecured commercial paper program due April 2023 (e) (m)	405,000	300,000	5.14%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	13,771	28,015	5.70%	0.8
Term Loan due January 2027 (d) (m)	—	175,000	—%	3.8
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	350,000	175,000	3.36%	3.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	1.5
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	3.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $300 and $317, respectively) (h) (m)	299,700	299,683	4.03%	4.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $568 and $598, respectively) (m)	299,432	299,402	3.50%	4.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $4, respectively) (i) (m)	299,997	299,996	4.27%	5.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $9,323 and $9,667, respectively) (j) (m)	609,323	609,667	3.32%	6.8
3.00% Medium-Term Notes due August 2031 (net of premiums of $10,005 and $10,304, respectively) (k) (m)	610,005	610,304	3.01%	8.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $329 and $338, respectively) (m)	399,671	399,662	2.10%	9.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,200 and $1,230, respectively) (m)	348,800	348,770	1.90%	10.0
2.10% Medium-Term Notes due June 2033 (net of discounts of $1,016 and $1,041, respectively) (m)	298,984	298,959	2.10%	10.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,022 and $1,045, respectively) (l) (m)	298,978	298,955	3.13%	11.6
Other	4	5
Deferred financing costs	(23,346)	(24,040)
Total Unsecured Debt, net	4,525,963	4,435,022	3.25%	6.5
Total Debt, net	$5,576,963	$5,487,303	3.25%	6.3

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2023, secured debt encumbered 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2023, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended March 31, 2023 and 2022, the Company had $1.1 million and $1.1 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $21.4 million and $22.5 million at March 31, 2023 and December 31, 2022, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2023, the variable interest rate on the mortgage note was 3.89%.
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

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 75.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 83.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

In August 2021 and March 2023, the Company entered into five interest rate swaps totaling $350.0 million of notional value, which became effective in July 2022 and in March 2023, to hedge against interest rate risk on all or a portion of the Term Loan debt until July 2025. $350.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of the interest rate swaps, of 3.36% from March 2023 until January 2024, $262.5 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 2.68% from January 2024 until July 2024, and $175.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 1.43% from July 2024 until July 2025.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	5,556	3,776
Maximum daily borrowings during the period ended	100,000	205,000
Weighted average interest rate during the period ended	5.4%	3.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.3 million and $2.6 million of letters of credit at March 31, 2023 and December 31, 2022, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	405,000	300,000
Weighted average daily borrowings during the period ended	374,556	405,671
Maximum daily borrowings during the period ended	470,000	700,000
Weighted average interest rate during the period ended	4.9%	2.3%
Interest rate at end of the period	5.1%	4.7%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	13,771	28,015
Weighted average daily borrowings during the period ended	15,405	15,080
Maximum daily borrowings during the period ended	41,955	55,812
Weighted average interest rate during the period ended	5.3%	3.0%
Interest rate at end of the period	5.7%	5.2%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2023 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2023	$952	$—	$952	$405,000	(a)	$405,952
2024	96,747	—	96,747	29,415		126,162
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
2032	—	27,000	27,000	400,000		427,000
Thereafter	—	—	—	950,000		950,000
Subtotal	1,005,332	27,000	1,032,332	4,534,415		5,566,747
Non-cash (b)	18,719	(51)	18,668	(8,452)		10,216
Total	$1,024,051	$26,949	$1,051,000	$4,525,963		$5,576,963
(a)	All unsecured debt due in the remainder of 2023 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $0.9 million, respectively, during the three months ended March 31, 2023 and 2022, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator for income/(loss) per share:
Net income/(loss)	$32,925	$14,603
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,953)	(879)
Net (income)/loss attributable to noncontrolling interests	(8)	(19)
Net income/(loss) attributable to UDR, Inc.	30,964	13,705
Distributions to preferred stockholders — Series E (Convertible)	(1,183)	(1,092)
Income/(loss) attributable to common stockholders - basic and diluted	$29,781	$12,613

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,165	318,293
Non-vested restricted stock awards	(376)	(284)
Denominator for basic income/(loss) per share	328,789	318,009
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	632	1,671
Denominator for diluted income/(loss) per share	329,421	319,680

Income/(loss) per weighted average common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2023 and 2022, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2023, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three months ended March 31, 2023, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
OP/DownREIT Units	21,323	21,534
Convertible preferred stock	2,909	2,918
Unvested LTIP Units and unvested restricted stock	632	1,671

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2022	$839,850
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	67,749
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(5,715)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,953
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(9,342)
Redeemable Long-Term and Short-Term Incentive Plan Units	7,278
Allocation of other comprehensive income/(loss)	(121)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at March 31, 2023	$901,652

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

(income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended March 31, 2023 and 2022, respectively.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2023 and December 31, 2022, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$71,125	$73,915	$—	$—	$73,915
Equity securities (c)	17,371	17,371	17,371	—	—
Derivatives - Interest rate contracts (d)	13,257	13,257	—	13,257	—
Total assets	$101,753	$104,543	$17,371	$13,257	$73,915

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,026,764	$929,543	$—	$—	$929,543
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	13,771	13,771	—	—	13,771
Commercial paper program	405,000	405,000	—	—	405,000
Unsecured notes	4,130,538	3,575,763	—	—	3,575,763
Total liabilities	$5,603,073	$4,951,077	$—	$—	$4,951,077

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$901,652	$901,652	$—	$901,652	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

			Fair Value at December 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$54,707	$55,514	$—	$—	$55,514
Equity securities (c)	9,707	9,707	9,707	—	—
Derivatives - Interest rate contracts (d)	15,270	15,270	—	15,270	—
Total assets	$79,684	$80,491	$9,707	$15,270	$55,514

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,028,169	$909,041	$—	$—	$909,041
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,015	28,015	—	—	28,015
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	4,131,047	3,448,632	—	—	3,448,632
Total liabilities	$5,514,231	$4,712,688	$—	$—	$4,712,688

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$839,850	$839,850	$—	$839,850	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on March 31, 2023 and December 31, 2022. The Company currently classifies the investment as Level 1 in the fair value hierarchy. During the three months ended March 31, 2023, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2024, the Company estimates that an additional $6.1 million will be reclassified as a decrease to Interest expense.

As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	6	$369,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2023, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	$13,257	$15,270	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022	2023	2022
Three Months Ended March 31,
Interest rate products	$(273)	$7,193	$1,369	$(387)	$—	$—

	Three Months Ended
	March 31,
	2023	2022
Total amount of Interest expense presented on the Consolidated Statements of Operations	$43,742	$35,916

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2023	$13,257	$—	$13,257	$—	$—	$13,257

December 31, 2022	$15,270	$—	$15,270	$—	$—	$15,270
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2023	$—	$—	$—	$—	$—	$—

December 31, 2022	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $8.2 million and $6.4 million during the three months ended March 31, 2023 and 2022, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at March 31, 2023 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$76,455	$111,045
Wholly-owned — redevelopment (b)	7	31,311	57,289
Other unconsolidated investments:
Real estate technology investments (c)	-	40,548	51,922
Total		$148,314	$220,256
(a)	Represents UDR’s investment as of March 31, 2023.
(b)	Projects consist of unit additions, unit renovations and/or renovation of related common area amenities.
(c)	As of March 31, 2023, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2022 and held as of March 31, 2023. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2023 and 2022.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2023 and 2022, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2023	2022
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$120,698	$113,100
Mid-Atlantic Region	78,012	73,332
Northeast Region	76,569	70,655
Southeast Region	55,820	49,227
Southwest Region	37,631	34,187
Non-Mature Communities/Other	18,287	5,206
Total segment and consolidated lease revenue	$387,017	$345,707

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,960	$3,016
Mid-Atlantic Region	2,613	2,516
Northeast Region	1,565	1,499
Southeast Region	2,133	1,998
Southwest Region	1,378	1,238
Non-Mature Communities/Other	641	207
Total segment and consolidated other revenue	$11,290	$10,474

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$123,658	$116,116
Mid-Atlantic Region	80,625	75,848
Northeast Region	78,134	72,154
Southeast Region	57,953	51,225
Southwest Region	39,009	35,425
Non-Mature Communities/Other	18,928	5,413
Total segment and consolidated rental income	$398,307	$356,181

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$93,488	$86,605
Mid-Atlantic Region	56,275	52,171
Northeast Region	51,563	46,556
Southeast Region	39,810	34,626
Southwest Region	24,549	22,582
Non-Mature Communities/Other	9,818	1,393
Total segment and consolidated NOI	275,503	243,933
Reconciling items:
Joint venture management and other fees	1,242	1,085
Property management	(12,945)	(11,576)
Other operating expenses	(3,032)	(4,712)
Real estate depreciation and amortization	(169,300)	(163,622)
General and administrative	(17,480)	(14,908)
Casualty-related (charges)/recoveries, net	(4,156)	765
Other depreciation and amortization	(3,649)	(3,075)
Gain/(loss) on sale of real estate owned	1	—
Income/(loss) from unconsolidated entities	9,707	5,412
Interest expense	(43,742)	(35,916)
Interest income and other income/(expense), net	1,010	(2,440)
Tax (provision)/benefit, net	(234)	(343)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,953)	(879)
Net (income)/loss attributable to noncontrolling interests	(8)	(19)
Net income/(loss) attributable to UDR, Inc.	$30,964	$13,705
(a)	Same-Store Community population consisted of 53,173 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2023

The following table details the assets of UDR’s reportable segments as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,512,879	$4,500,729
Mid-Atlantic Region	3,345,363	3,332,986
Northeast Region	3,722,522	3,717,327
Southeast Region	1,530,091	1,521,489
Southwest Region	1,294,958	1,287,332
Non-Mature Communities/Other	1,236,557	1,210,209
Total segment assets	15,642,370	15,570,072
Accumulated depreciation	(5,926,651)	(5,762,501)
Total segment assets — net book value	9,715,719	9,807,571
Reconciling items:
Cash and cash equivalents	1,172	1,193
Restricted cash	28,038	29,001
Notes receivable, net	71,125	54,707
Investment in and advances to unconsolidated joint ventures, net	751,387	754,446
Operating lease right-of-use assets	193,230	194,081
Other assets	207,029	197,471
Total consolidated assets	$10,967,700	$11,038,470
(a)	Same-Store Community population consisted of 53,173 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2023 and 2022, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At March 31, 2023, our consolidated real estate portfolio included 166 communities in 13 states plus the District of Columbia totaling 55,159 apartment homes. In addition, we have an ownership interest in 9,099 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,262 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2023, was 53,173.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2023:

		March 31, 2023			Three Months Ended March 31, 2023
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	9	4,615	9.1%	$1,443,730	96.2%	$2,942
San Francisco, CA	11	2,779	5.9%	916,452	96.9%	3,453
Seattle, WA	15	2,985	7.3%	1,140,910	97.0%	2,787
Los Angeles, CA	4	1,225	3.0%	473,601	96.6%	3,209
Monterey Peninsula, CA	7	1,567	1.2%	193,069	95.3%	2,238
Other Southern California	3	821	1.4%	221,888	97.0%	2,756
Portland, OR	3	752	0.8%	123,229	97.5%	2,008
Mid-Atlantic Region
Metropolitan D.C.	25	9,393	16.9%	2,638,157	96.9%	2,260
Baltimore, MD	7	2,220	3.5%	546,250	95.3%	1,882
Richmond, VA	4	1,359	1.0%	160,956	96.6%	1,764
Northeast Region
Boston, MA	12	4,598	11.5%	1,792,656	96.7%	3,020
New York, NY	6	2,318	10.0%	1,559,987	97.9%	4,514
Philadelphia, PA	3	972	2.4%	369,879	97.2%	2,518
Southeast Region
Tampa, FL	11	3,877	4.2%	654,977	96.4%	2,093
Orlando, FL	11	3,493	3.5%	546,774	95.8%	1,885
Nashville, TN	8	2,260	1.5%	234,147	95.9%	1,738
Other Florida	1	636	0.6%	94,193	96.4%	2,306
Southwest Region
Dallas, TX	14	5,813	6.2%	963,362	96.5%	1,764
Austin, TX	4	1,272	1.2%	184,803	96.9%	1,917
Denver, CO	1	218	0.9%	146,793	96.2%	3,542
Total/Average Same-Store Communities	159	53,173	92.1%	14,405,813	96.6%	$2,463
Non-Mature, Commercial Properties & Other	7	1,986	7.4%	1,160,102
Total Real Estate Held for Investment	166	55,159	99.5%	15,565,915
Real Estate Under Development (b)	—	—	0.5%	76,455
Total Real Estate Owned	166	55,159	100.0%	15,642,370
Total Accumulated Depreciation				(5,926,651)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,715,719
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2023, the Company was developing two wholly-owned communities with a total of 415 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2022 and held as of March 31, 2023. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2023, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the remainder of 2023, we have approximately $1.0 million of secured debt maturing, inclusive of principal amortization, and $405.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total real estate, net	$2,327,979	$2,353,509
Cash and cash equivalents	5	9
Operating lease right-of-use assets	194,405	195,296
Other assets	62,470	67,186
Total assets	$2,584,859	$2,616,000

Secured debt, net	$187,329	$187,537
Notes payable to UDR (a)	1,169,868	1,162,308
Operating lease liabilities	189,621	190,495
Other liabilities	129,284	118,103
Total liabilities	1,676,102	1,658,443
Total capital	$908,757	$957,557

	Three Months Ended
	March 31,
	2023	2022
Total revenue	$134,055	$120,798
Property operating expenses	(58,009)	(47,770)
Real estate depreciation and amortization	(38,639)	(36,874)
Operating income/(loss)	37,407	36,154
Interest expense (a)	(10,760)	(9,163)
Other income/(loss)	1,282	3,182
Net income/(loss)	$27,929	$30,173
(a)	All $1.2 billion and $1.2 billion notes payable to UDR as of March 31, 2023 and December 31, 2022, respectively, and $9.7 million and $8.7 million of interest expense on notes payable to UDR for the three months ended March 31, 2023 and 2022, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 13, 2023. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 13, 2023. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

Operating Activities

For the three months ended March 31, 2023, our Net cash provided by/(used in) operating activities was $168.0 million, compared to $161.0 million for the comparable period in 2022. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, and NOI from additional operating communities, partially offset by a decrease in operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2023, Net cash provided by/(used in) investing activities was $(117.3) million, compared to $(86.8) million for the comparable period in 2022. The increase in cash used in investing activities was primarily due to an increase in capital expenditures, a decrease in distributions received from unconsolidated joint ventures and partnerships, and an increase from the net issuance of notes receivable during the current period compared to the net repayment of notes receivable in the prior year period partially offset by, a decrease in spend for development of real estate assets and a decrease in investments in unconsolidated joint ventures.

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2023, other than taking title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in an estimated gain of less than $0.1 million.The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2023, total capital expenditures of $55.0 million, or $1,012 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $36.6 million, or $688 per stabilized home, for the comparable period in 2022.

The increase in total capital expenditures was primarily due to:

●	an increase of 66.5%, or $10.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 76.7%, or $6.4 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2023 and 2022 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Turnover capital expenditures	$3,746	$3,321	12.8%	$69	$62	11.3%
Asset preservation expenditures	7,875	8,058	(2.3)%	145	152	(4.6)%
Total recurring capital expenditures	11,621	11,379	2.1%	214	214	—%
NOI enhancing improvements (a)	14,763	8,354	76.7%	272	157	73.2%
Major renovations (b)	27,349	16,423	66.5%	503	309	62.8%
Operations platform	1,276	452	182.3%	23	8	187.5%
Total capital expenditures (c)	$55,009	$36,608	50.3%	$1,012	$688	47.1%
Repair and maintenance expense	$22,325	$18,913	18.0%	$411	$355	15.8%
Average home count (d)	54,347	53,232	2.1%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2023, our development pipeline consisted of two wholly-owned communities totaling 415 apartment homes, none of which have been completed, with a budget of $187.5 million, in which we have a gross carrying value of $76.5 million. The remaining homes are estimated to be completed during the second quarter of 2024.

At March 31, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2023:

●	we made investments totaling $1.8 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $9.7 million; and
●	we received cash distributions of $7.4 million, of which $4.3 million were operating cash flows and $3.1 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2023 and 2022.

Financing Activities

For the three months ended March 31, 2023, our Net cash provided by/(used in) financing activities was $(51.7) million, compared to $(75.7) million for the comparable period of 2022.

The following significant financing activities occurred during the three months ended March 31, 2023:

●	net proceeds of $105.0 million on our unsecured commercial paper program;
●	net repayment of $14.2 million on our revolving bank debt; and
●	payment of $125.1 million of distributions to our common stockholders.

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

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 75.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 83.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Revolving Credit Facility and the Term Loan were reduced by two basis points upon the Company receiving certain green building certifications, which is reflected in the margins noted above.

As of March 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.3 million of letters of credit at March 31, 2023), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2024. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of March 31, 2023, we had $13.8 million of outstanding borrowings under the Working Capital Credit Facility, leaving $61.2 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2023.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2023, we had issued $405.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.14%, leaving $295.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $445.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2023. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2023 would increase by $1.5 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by/(used in) operating activities	$168,015	$161,020
Net cash provided by/(used in) investing activities	(117,340)	(86,811)
Net cash provided by/(used in) financing activities	(51,659)	(75,700)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $29.8 million ($0.09 per diluted share) for the three months ended March 31, 2023, as compared to $12.6 million ($0.04 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $31.6 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by an increase in property operating expenses; and
●	an increase in income from unconsolidated entities of $4.3 million primarily due to $1.5 million of investment income/(loss) from RETV I during the three months ended March 31, 2023 as compared to $(10.1) million of investment income/(loss) from RETV I during the three months ended March 31, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community for the three months ended March 31, 2022.

This was partially offset by:

●	an increase in interest expense of $7.8 million primarily due to higher debt balances and an increase in average interest rates during the three months ended March 31, 2023, as compared the same period in 2022;
●	an increase in depreciation expense of $5.7 million primarily due to development communities completed in 2023 and 2022, partially offset by assets that became fully depreciated in 2023 and 2022; and
●	an increase in casualty-related expense of $4.9 million primarily due to casualty-related charges recorded during the three months ended March 31, 2023 as a result of damages caused by various winter storms.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2023	2022	% Change
Same-Store Communities:
Same-Store rental income	$379,379	$350,768	8.2%
Same-Store operating expense (b)	(113,694)	(108,228)	5.1%
Same-Store NOI	265,685	242,540	9.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	4,887	(145)	NM *
Development communities NOI	308	(296)	(204.1)%
Non-residential/other NOI (d)	4,623	1,355	241.2%
Sold and held for disposition communities NOI	—	479	(100.0)%
Total Non-Mature Communities/Other NOI	9,818	1,393	604.8%
Total property NOI	$275,503	$243,933	12.9%

* Not meaningful

(a)	Same-Store consists of 53,173 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income/(loss) attributable to UDR, Inc.	$30,964	$13,705
Joint venture management and other fees	(1,242)	(1,085)
Property management	12,945	11,576
Other operating expenses	3,032	4,712
Real estate depreciation and amortization	169,300	163,622
General and administrative	17,480	14,908
Casualty-related charges/(recoveries), net	4,156	(765)
Other depreciation and amortization	3,649	3,075
(Gain)/loss on sale of real estate owned	(1)	—
(Income)/loss from unconsolidated entities	(9,707)	(5,412)
Interest expense	43,742	35,916
Interest income and other (income)/expense, net	(1,010)	2,440
Tax provision/(benefit), net	234	343
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,953	879
Net income/(loss) attributable to noncontrolling interests	8	19
Total property NOI	$275,503	$243,933

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2022 and held on March 31, 2023 consisted of 53,173 apartment homes and provided 96.4% of our total NOI for the three months ended March 31, 2023.

NOI for our Same-Store Community properties increased 9.5%, or $23.1 million, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in property NOI was attributable to an 8.2%, or $28.6 million, increase in property rental income, partially offset by a 5.1%, or $5.5 million, increase in operating expenses. The increase in property rental income was primarily driven by a 10.2%, or $33.1 million, increase in rental rates and a 5.6%, or $2.1 million, increase in reimbursement and ancillary and fee income, partially offset by a $3.3 million increase in bad debt based on probability of collection and a $2.3 million increase in occupancy loss. Weighted average physical occupancy decreased by 0.5% to 96.6% and total monthly income per occupied home increased by 8.9% to $2,464.

The increase in operating expenses was primarily driven by a 15.0%, or $2.8 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs, a 15.5%, or $2.3 million, increase in utilities, which was primarily due an increase in energy costs and a 4.7%, or $2.1 million, increase in real estate taxes due to higher assessed valuations, partially offset by a $1.8 million decrease in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program.

The operating margin (property net operating income divided by property rental income) was 70.0% and 69.1% for the three months ended March 31, 2023 and 2022, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 3.6%, or $9.8 million, of our total NOI during the three months ended March 31, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 604.8%, or $8.4 million, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily attributable to a $5.0 million increase in stabilized, non-mature communities NOI due to development communities completed in 2022 becoming stabilized and a $3.3 million increase in non-residential/other NOI due to changes in straight-line rent as a result of decreased tenant rent concessions.

Real estate depreciation and amortization

For the three months ended March 31, 2023 and 2022, the Company recognized real estate depreciation and amortization of $169.3 million and $163.6 million, respectively. The increase in 2023 as compared to 2022 was primarily attributable to development communities completed in 2023 and 2022, partially offset by assets that became fully depreciated in 2022.

Income/(loss) from unconsolidated entities

For the three months ended March 31, 2023 and 2022, the Company recognized income/(loss) from unconsolidated entities of $9.7 million and $5.4 million, respectively. The increase in 2023 as compared to 2022 was primarily attributable to $1.5 million of investment income/(loss) from RETV I during the three months ended March 31, 2023 as compared to $(10.1) million of investment income/(loss) from RETV I during the three months ended March 31, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community for the three months ended March 31, 2022.

Interest expense

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $43.7 million and $35.9 million, respectively. The increase in 2023 as compared to 2022 was primarily due higher debt balances and an increase in average interest rates for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Casualty-related charges/(recoveries), net

For the three months ended March 31, 2023 and 2022, the Company recognized casualty-related charges/(recoveries), net of $4.2 million and $(0.8) million, respectively. The increase of $4.9 million was primarily due to casualty-related charges recorded during the three months ended March 31, 2023 as a result of damages caused by various winter storms.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three months ended March 31, 2023.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income/(loss) attributable to common stockholders	$29,781	$12,613
Real estate depreciation and amortization	169,300	163,622
Noncontrolling interests	1,961	898
Real estate depreciation and amortization on unconsolidated joint ventures	7,485	7,624
Net gain on the sale of depreciable real estate owned, net of tax	(1)	—
FFO attributable to common stockholders and unitholders, basic	$208,526	$184,757
Distributions to preferred stockholders — Series E (Convertible)	1,183	1,092
FFO attributable to common stockholders and unitholders, diluted	$209,709	$185,849
Income/(loss) per weighted average common share, diluted	$0.09	$0.04
FFO per weighted average common share and unit, basic	$0.60	$0.54
FFO per weighted average common share and unit, diluted	$0.59	$0.54
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,112	339,543
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,653	344,132

Impact of adjustments to FFO:
Variable upside participation on DCP, net	$—	$(10,622)
Legal and other	(1,258)	774
Realized (gain)/loss on real estate technology investments, net of tax	595	(2,238)
Unrealized (gain)/loss on real estate technology investments, net of tax	(858)	15,631
Casualty-related charges/(recoveries), net	4,156	(765)
Total impact of adjustments to FFO	$2,635	$2,780
FFOA attributable to common stockholders and unitholders, diluted	$212,344	$188,629

FFOA per weighted average common share and unit, diluted	$0.60	$0.55

Recurring capital expenditures	(12,299)	(11,804)
AFFO attributable to common stockholders and unitholders, diluted	$200,045	$176,825

AFFO per weighted average common share and unit, diluted	$0.57	$0.51

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (shares in thousands):

	Three Months Ended
	March 31,
	2023	2022
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,112	339,543
Weighted average number of OP/DownREIT Units outstanding	(21,323)	(21,534)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	328,789	318,009

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,653	344,132
Weighted average number of OP/DownREIT Units outstanding	(21,323)	(21,534)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,909)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	329,421	319,680

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2023, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2023, approximately 72.3% of our total NOI was generated from communities located in Metropolitan D.C. (15.2%), Boston, MA (11.3%), Orange County, CA (11.2%), the San Francisco Bay Area, CA (8.0%), New York, NY (7.5%), Dallas, TX (6.9%), Seattle, WA (6.8%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser or to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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

An Epidemic, Pandemic or Other Health Crisis, Including the Ongoing COVID-19 Pandemic, and Measures Intended to Prevent the Spread of Such an Event Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collections and or rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2023, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $751.4 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. For example, we are currently a defendant in a number of class action lawsuits involving

RealPage, which is one of our vendors. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2023, we had approximately $445.8 million of variable rate indebtedness outstanding, which constitutes approximately 8.0% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions has increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow could be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.

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

Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to disruptions and uncertainty in the equity and credit markets and regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans, and the proceeds of and the interest rates thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.

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

Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets, including as a result of recent bank failures and uncertainty in the banking sector generally, may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock.

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

The Soundness of Financial Institutions Could Adversely Affect Us. We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could result in losses or defaults by these institutions or counterparties or could lead to market-wide liquidity problems. Disruptions and uncertainty with respect to financial institutions, including as a result of recent bank failures and liquidity concerns, may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. In addition, in the event that the volatility of the financial markets adversely affects our financial institutions or other counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our results of operations.

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

During the three months ended March 31, 2023, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended March 31, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,350	$37.31	2,350	12,650
January 1, 2023 through January 31, 2023	—	—	—	12,650
February 1, 2023 through February 28, 2023	—	—	—	12,650
March 1, 2023 through March 31, 2023	—	—	—	12,650
Balance as of March 31, 2023	2,350	$37.31	2,350	12,650
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2023 through January 31, 2023	23	$38.20	N/A	N/A
February 1, 2023 through February 28, 2023	18	43.87	N/A	N/A
March 1, 2023 through March 31, 2023	—	—	N/A	N/A
Total	41	$40.70
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

10.1

Amendment No. 4, dated February 14, 2023, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, April 27, 2017 and May 7, 2020 (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on February 14, 2023).

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 27, 2023	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)