Form 10-Q
period 2023-06-30
UDR, Inc.
filed 2023-07-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 24, 2023 was 329,480,204.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$15,340,416	$15,365,928
Less: accumulated depreciation	(5,951,557)	(5,762,205)
Real estate held for investment, net	9,388,859	9,603,723
Real estate under development (net of accumulated depreciation of $0 and $296, respectively)	108,432	189,809
Real estate held for disposition (net of accumulated depreciation of $0 and $0, respectively)	—	14,039
Total real estate owned, net of accumulated depreciation	9,497,291	9,807,571

Cash and cash equivalents	1,544	1,193
Restricted cash	28,837	29,001
Notes receivable, net	183,629	54,707
Investment in and advances to unconsolidated joint ventures, net	963,253	754,446
Operating lease right-of-use assets	192,369	194,081
Other assets	218,782	197,471
Total assets	$11,085,705	$11,038,470

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,049,715	$1,052,281
Unsecured debt, net	4,377,497	4,435,022
Operating lease liabilities	187,556	189,238
Real estate taxes payable	38,945	37,681
Accrued interest payable	46,729	46,671
Security deposits and prepaid rent	56,690	51,999
Distributions payable	148,403	134,213
Accounts payable, accrued expenses, and other liabilities	124,454	153,220
Total liabilities	6,029,989	6,100,325

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	935,543	839,850

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,686,308 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	44,614	44,614
Series F; 11,920,927 and 12,100,514 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at June 30, 2023 and December 31, 2022:
329,478,476 and 328,993,088 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,295	3,290
Additional paid-in capital	7,508,616	7,493,423
Distributions in excess of net income	(3,445,679)	(3,451,587)
Accumulated other comprehensive income/(loss), net	9,116	8,344
Total stockholders’ equity	4,119,963	4,098,085
Noncontrolling interests	210	210
Total equity	4,120,173	4,098,295
Total liabilities and equity	$11,085,705	$11,038,470

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES:
Rental income	$403,098	$367,748	$801,405	$723,929
Joint venture management and other fees	1,450	1,419	2,692	2,504
Total revenues	404,548	369,167	804,097	726,433
OPERATING EXPENSES:
Property operating and maintenance	68,861	60,405	133,695	118,889
Real estate taxes and insurance	57,516	52,788	115,486	106,552
Property management	13,101	11,952	26,046	23,528
Other operating expenses	4,259	5,027	7,291	9,739
Real estate depreciation and amortization	168,925	167,584	338,225	331,206
General and administrative	16,452	16,585	33,932	31,493
Casualty-related charges/(recoveries), net	1,134	1,074	5,290	309
Other depreciation and amortization	3,681	3,016	7,330	6,091
Total operating expenses	333,929	318,431	667,295	627,807
Gain/(loss) on sale of real estate owned	325,884	—	325,885	—
Operating income	396,503	50,736	462,687	98,626

Income/(loss) from unconsolidated entities	9,697	(11,229)	19,404	(5,817)
Interest expense	(45,113)	(36,832)	(88,855)	(72,748)
Interest income and other income/(expense), net	10,447	3,001	11,457	561
Income/(loss) before income taxes	371,534	5,676	404,693	20,622
Tax (provision)/benefit, net	(1,351)	(312)	(1,585)	(655)
Net income/(loss)	370,183	5,364	403,108	19,967
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(22,630)	(272)	(24,583)	(1,151)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(16)	(27)
Net income/(loss) attributable to UDR, Inc.	347,545	5,084	378,509	18,789
Distributions to preferred stockholders — Series E (Convertible)	(1,222)	(1,109)	(2,405)	(2,201)
Net income/(loss) attributable to common stockholders	$346,323	$3,975	$376,104	$16,588

Income/(loss) per weighted average common share:
Basic	$1.05	$0.01	$1.14	$0.05
Diluted	$1.05	$0.01	$1.14	$0.05

Weighted average number of common shares outstanding:
Basic	328,957	318,351	328,871	318,181
Diluted	332,480	319,572	332,412	319,592

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income/(loss)	$370,183	$5,364	$403,108	$19,967
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	4,295	1,748	4,022	8,941
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,852)	(102)	(3,222)	285
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	2,443	1,646	800	9,226
Comprehensive income/(loss)	372,626	7,010	403,908	29,193
Comprehensive (income)/loss attributable to noncontrolling interests	(22,787)	(386)	(24,627)	(1,798)
Comprehensive income/(loss) attributable to UDR, Inc.	$349,839	$6,624	$379,281	$27,395

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2023	$44,615	$3,292	$7,494,042	$(3,627,873)	$6,823	$210	$3,921,109
Net income/(loss) attributable to UDR, Inc.	—	—	—	347,545	—	—	347,545
Other comprehensive income/(loss)	—	—	—	—	2,293	—	2,293
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,271	—	—	—	2,271
Issuance of common shares through public offering, net	—	—	(11)	—	—	—	(11)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,314	—	—	—	12,317
Common stock distributions declared ($0.42 per share)	—	—	—	(138,379)	—	—	(138,379)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,222)	—	—	(1,222)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(25,750)	—	—	(25,750)
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	44,615	3,290	7,493,423	(3,451,587)	8,344	210	4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	378,509	—	—	378,509
Other comprehensive income/(loss)	—	—	—	—	772	—	772
Issuance/(forfeiture) of common and restricted shares, net	—	2	2,966	—	—	—	2,968
Issuance of common shares through public offering, net	—	—	(473)	—	—	—	(473)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,700	—	—	—	12,703
Common stock distributions declared ($0.84 per share)	—	—	—	(276,697)	—	—	(276,697)
Preferred stock distributions declared-Series E ($0.9096 per share)	—	—	—	(2,405)	—	—	(2,405)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(93,499)	—	—	(93,499)
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2022	$44,765	$3,184	$6,891,707	$(3,549,788)	$2,805	$210	$3,392,883
Net income/(loss) attributable to UDR, Inc.	—	—	—	5,084	—	—	5,084
Other comprehensive income/(loss)	—	—	—	—	1,540	—	1,540
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,816	—	—	—	1,816
Issuance of common shares through public offering, net	—	65	350,302	—	—	—	350,367
Common stock distributions declared ($0.38 per share)	—	—	—	(123,463)	—	—	(123,463)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,109)	—	—	(1,109)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	242,516	—	—	242,516
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	$44,765	$3,181	$6,884,269	$(3,485,080)	$(4,261)	$31,430	$3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	18,789	—	—	18,789
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	8,606	—	8,606
Issuance/(forfeiture) of common and restricted shares, net	—	1	775	—	—	—	776
Issuance of common shares through public offering, net	—	65	350,203	—	—	—	350,268
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	8,578	—	—	—	8,580
Common stock distributions declared ($0.76 per share)	—	—	—	(244,531)	—	—	(244,531)
Preferred stock distributions declared-Series E ($0.8228 per share)	—	—	—	(2,201)	—	—	(2,201)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	286,263	—	—	286,263
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income/(loss)	$403,108	$19,967
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	345,555	337,297
(Gain)/loss on sale of real estate owned	(325,885)	—
(Income)/loss from unconsolidated entities	(19,404)	5,817
Return on investment in unconsolidated joint ventures and partnerships	8,055	14,306
Amortization of share-based compensation	15,656	13,815
Other	4,156	12,064
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(14,803)	3,954
Increase/(decrease) in operating liabilities	(6,450)	(9,133)
Net cash provided by/(used in) operating activities	409,988	398,087

Investing Activities
Acquisition of real estate assets	—	(341,149)
Proceeds from sales of real estate investments, net	247,935	—
Development of real estate assets	(82,804)	(118,970)
Capital expenditures and other major improvements — real estate assets	(144,302)	(74,689)
Capital expenditures — non-real estate assets	(9,141)	(12,374)
Investment in unconsolidated joint ventures and partnerships	(25,380)	(91,870)
Distributions received from unconsolidated joint ventures and partnerships	5,720	75,711
Purchase deposits on pending acquisitions	—	(1,000)
Repayment/(issuance) of notes receivable, net	(52,722)	(10,742)
Net cash provided by/(used in) investing activities	(60,694)	(575,083)

Financing Activities
Payments on secured debt	(587)	(565)
Net proceeds/(repayment) of commercial paper	(50,000)	105,000
Net proceeds/(repayment) of revolving bank debt	(8,049)	1,381
Proceeds from the issuance of common shares through public offering, net	(473)	350,268
Distributions paid to redeemable noncontrolling interests	(16,871)	(17,077)
Distributions paid to preferred stockholders	(2,327)	(2,167)
Distributions paid to common stockholders	(263,334)	(236,398)
Other	(7,466)	(23,175)
Net cash provided by/(used in) financing activities	(349,107)	177,267
Net increase/(decrease) in cash, cash equivalents, and restricted cash	187	271
Cash, cash equivalents, and restricted cash, beginning of year	30,194	28,418
Cash, cash equivalents, and restricted cash, end of period	$30,381	$28,689

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$91,021	$71,895
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,251	6,251
Cash paid/(refunds received) for income taxes	1,667	663
Non-cash transactions:
Redeemable long-term and short-term incentive plan units	$13,235	$44,373
Development costs and capital expenditures incurred, but not yet paid	32,788	48,623
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (309,870 shares and 142,984 shares, respectively)	12,703	8,580
Distribution of equity securities from unconsolidated real estate technology investments	7,749	13,114
Contribution of operating properties to unconsolidated joint venture	258,056	—
Transfer of preferred equity investment to note receivable	73,453	—
Dividends declared, but not yet paid	148,403	132,793

	Six Months Ended June 30,
	2023	2022
The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,193	$967
Restricted cash	29,001	27,451
Total cash, cash equivalents, and restricted cash as shown above	$30,194	$28,418
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,544	$921
Restricted cash	28,837	27,768
Total cash, cash equivalents, and restricted cash as shown above	$30,381	$28,689

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At June 30, 2023, our consolidated apartment portfolio consisted of 162 communities with a total of 53,832 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,956 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,791 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2023, there were 186.4 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.4 million OP Units (including 0.1 million of general partnership units), or 94.6%, were owned by UDR and 10.0 million OP Units, or 5.4%, were owned by outside limited partners. As of June 30, 2023, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.3 million, or 65.7%, were owned by UDR and its subsidiaries and 11.1 million, or 34.3%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 13, 2023.

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

JUNE 30, 2023

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

Real Estate Sales Gain Recognition

For sale transactions resulting in a transfer of a controlling financial interest of a property, the Company generally derecognizes the related assets and liabilities from its Consolidated Balance Sheets and records the gain or loss in the period in which the transfer of control occurs. If control of the property has not been transferred by the Company, the criteria for derecognition are not met and the Company will continue to recognize the related assets and liabilities on its Consolidated Balance Sheets.

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended June 30, 2023 and 2022, the Company recorded net credit recoveries/(losses) of $(0.4) million and $0.1 million, respectively, on the Consolidated Statements of Operations. For the six months ended June 30, 2023 and 2022, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Company recorded net credit recoveries/(losses) of $(0.5) million and $0.1 million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	June 30,	June 30,	December 31,
	2023	2023	2022
Note due October 2023 (b)	9.50%	$93,478	$—
Note due December 2024 (c)	12.00%	33,729	30,377
Note due December 2026 (d)	11.00%	41,195	17,292
Note due December 2026 (e)	11.00%	12,607	5,813
Notes due June 2027 (f)	18.00%	3,415	1,500
Notes Receivable		184,424	54,982
Allowance for credit losses		(795)	(275)
Total notes receivable, net		$183,629	$54,707
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	In June 2023, the Company amended the agreement for a preferred equity investment in a joint venture that owns a 471 apartment home operating community located in Philadelphia, Pennsylvania, which resulted in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable. In connection with the amendment, the Company also advanced $20.0 million to the joint venture, which is also classified as a note receivable (collectively the “Notes”) and was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to January 2024. Furthermore, the contractual interest rate on the Notes increased to 9.5% (previously 8.5%) in exchange for eliminating the Company’s upside participation in the joint venture. The contractual interest rate on the Notes could increase to 10.5% if the developer exercises its option to extend the maturity date of the Notes. Interest payments accrue monthly and are due at maturity, but can be paid earlier. The Notes have a scheduled maturity date in October 2023, with three one-year extension options. (See Note 5, Joint Ventures and Partnerships for further discussion.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $30.3 million was funded as of June 30, 2023. During 2023, the terms of this secured note were amended to increase the aggregate commitment from $31.4 million to $32.5 million and to increase the interest rate from 10.0% to 12.0%. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The additional amount accrued and added to the principal balance was $3.3 million as of June 30, 2023. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued interest), of which $21.8 million was funded during the six months ended June 30, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued interest), of which $6.2 million was funded during the six months ended June 30, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. During the six months ended June 30, 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and increase the Company’s commitment from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $1.7 million and $0.7 million of interest income for the notes receivable described above during the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $1.4 million of interest income for the notes receivable described above during the six months ended June 30, 2023 and 2022, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2023 and 2022, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2023 and 2022, less than $0.1 million and $0.6 million, respectively.

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

JUNE 30, 2023

REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2023 and December 31, 2022, UDR’s net deferred tax asset/(liability) was $(0.7) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2023. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2019 through 2021 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

JUNE 30, 2023

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

Lease Receivables

During the three and six months ended June 30, 2023 and 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of June 30, 2023, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $8.3 million, including its share from unconsolidated joint ventures, as of June 30, 2023. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.7 million, including its share from unconsolidated joint ventures, as of June 30, 2023.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2023, the Company owned and consolidated 162 communities in 13 states plus the District of Columbia totaling 53,832 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Land	$2,518,658	$2,539,499
Depreciable property — held and used:
Land improvements	246,470	254,578
Building, improvements, and furniture, fixtures and equipment	12,525,275	12,521,838
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	16,576	43,711
Building, improvements, and furniture, fixtures and equipment	91,856	146,394
Real estate held for disposition:
Building, improvements, and furniture, fixtures and equipment	—	14,039
Real estate owned	15,448,848	15,570,072
Accumulated depreciation (a)	(5,951,557)	(5,762,501)
Real estate owned, net	$9,497,291	$9,807,571
(a)	Accumulated depreciation is inclusive of $15.2 million and $13.1 million of accumulated amortization related to real estate intangible assets as of June 30, 2023 and December 31, 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Acquisitions

The Company did not have any acquisitions during the six months ended June 30, 2023, other than taking title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in an estimated gain of less than $0.1 million.The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

In June 2023, the Company contributed four wholly owned operating communities, totaling 1,328 apartment homes located in various markets, to a newly formed joint venture in exchange for a 51.0% interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. The Company received approximately $247.9 million in cash proceeds from our joint venture partner at formation. The transaction was accounted for as a partial sale and resulted in a gain of approximately $325.9 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion.)

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2023 and 2022, were $3.1 million and $4.7 million, respectively, and $7.7 million and $10.2 million, respectively, for the six months ended June 30, 2023 and 2022. Total capitalized interest was $2.3 million and $3.7 million, respectively, for the three months ended June 30, 2023 and 2022, and $4.6 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2023 and 2022.

In connection with the acquisition of certain properties, the Company agreed to pay certain of the tax liabilities of certain contributors if the Company sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Company may, however, sell, without being

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Ventures	2023	2023	2023	2022	2023	2022	2023	2022	2023	2022
Operating:
UDR/MetLife (a)	13	2,837	50.1%	50.1%	$236,272	$247,160	$(1,125)	$(1,800)	$(2,475)	$(4,439)
UDR/LaSalle (b)	4	1,328	51.0%	—%	258,198	—	(42)	—	(42)	—
Total Joint Ventures	17	4,165			$494,470	$247,160	$(1,167)	$(1,800)	$(2,517)	$(4,439)

	Number of	Apartment						Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended		Six Months Ended
Developer Capital Program	June 30,	June 30,	Average	Years To	UDR	June 30,	December 31,	June 30,		June 30,
and Real Estate Technology Investments (c)	2023	2023	Rate	Maturity	Commitment (d)	2023	2022	2023	2022	2023	2022
Preferred equity investments:
Operating (e)	20	3,893	9.3%	3.8	$247,126	285,166	258,868	$6,636	$3,578	$12,017	$6,800
Development	4	1,898	10.0%	3.2	118,258	137,847	131,218	3,375	2,712	6,629	4,512
Total Preferred Equity Investments	24	5,791	9.5%	3.4	365,384	423,013	390,086	10,011	6,290	18,646	11,312

Real estate technology investments:
RETV I (f)	N/A	N/A	N/A	N/A	18,000	11,165	16,601	(691)	(16,440)	775	(26,550)
RETV II	N/A	N/A	N/A	N/A	18,000	12,675	11,670	(146)	(612)	(431)	(726)
RETV III	N/A	N/A	N/A	N/A	15,000	1,500	—	—	—	—	—
RET Strategic Fund	N/A	N/A	N/A	N/A	25,000	9,242	8,078	76	(77)	(96)	(77)
RET ESG	N/A	N/A	N/A	N/A	10,000	2,769	2,898	(55)	—	(129)	—
Total Preferred Equity Investments and Real Estate Technology Investments						460,364	429,333	9,195	(10,839)	18,765	(16,041)

Sold joint ventures and other investments (g)						—	70,501	1,669	1,410	3,156	14,663

Total Joint Ventures, Developer Capital Program and Real Estate Technology Investments, net (a)						$954,834	$746,994	$9,697	$(11,229)	$19,404	$(5,817)
(a)	As of June 30, 2023 and December 31, 2022, the Company’s negative investment in one UDR/MetLife community of $8.4 million and $7.5 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In June 2023, the Company formed a new real estate joint venture, UDR/LaSalle, with LaSalle Investment Management on behalf of an institutional client (“LaSalle”). Four operating communities, located in various markets, were contributed by the Company. The joint venture partner paid the Company approximately $247.9 million at formation of the joint venture. The Company will have the potential to earn a promoted return should certain return hurdles be achieved. Our initial investment was $258.2 million and consisted solely of our equity in the four operating communities contributed to the joint venture.
(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At June 30, 2023, our preferred equity investment portfolio consisted of 24 communities located in various markets, consisting of 5,791 completed or under development homes. In addition, the Company’s preferred equity investments include five investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the six months ended June 30, 2023, the Company did not enter into or fund any new preferred equity investments or redeem any preferred equity investments.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In June 2023, two preferred equity investment agreements were amended. In connection with the amendments, the Company funded an incremental $17.0 million to one joint venture, which was used to pay down the senior

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

construction loan in connection with an extension of the maturity date of the senior construction loan to April 2025, and funded an incremental $1.8 million to the other joint venture, which was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to June 2025.
(f)	The Company recognized $(0.7) million and $(16.4) million of investment income/(loss) from RETV I for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $(26.6) million of investment income/(loss) from RETV for the six months ended June 30, 2023 and 2022, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”).
(g)	The agreement for one preferred equity investment was amended, resulting in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable on the Consolidated Balance Sheet as of June 30, 2023. (See Note 2, Significant Accounting Policies for further discussion.)

As of June 30, 2023 and December 31, 2022, the Company had deferred fees of $7.7 million and $8.1 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.4 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2023 and 2022.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total real estate, net	$3,105,362	$2,739,784
Investments, at fair value	211,376	213,743
Cash and cash equivalents	38,997	38,999
Other assets	149,833	121,759
Total assets	$3,505,568	$3,114,285

Third party debt, net	$1,939,556	$1,937,329
Accounts payable and accrued liabilities	157,709	217,148
Total liabilities	2,097,265	2,154,477
Total equity	$1,408,303	$959,808

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$63,702	$35,189	$124,377	$72,358
Property operating expenses	26,478	16,549	54,511	34,479
Real estate depreciation and amortization	25,605	16,636	50,033	34,456
Gain/(loss) on sale of property	—	—	—	127,542
Operating income/(loss)	11,619	2,004	19,833	130,965
Interest expense	(23,113)	(8,637)	(47,064)	(16,769)
Net realized gain/(loss) on held investments	(8,468)	70,318	38,863	76,622
Net unrealized gain/(loss) on held investments	2,205	(217,149)	(35,337)	(238,641)
Other income/(loss)	(1,324)	(175)	998	(399)
Net income/(loss)	$(19,081)	$(153,639)	$(22,707)	$(48,222)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the Operating lease right-of-use assets were $192.4 million and $194.1 million, respectively, and the Operating lease liabilities were $187.6 million and $189.2 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.3 years and 42.6 years at June 30, 2023 and December 31, 2022, respectively, and the weighted average discount rate was 5.0% at both June 30, 2023 and December 31, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2023 are as follows (dollars in thousands):

Ground Leases
2023	$6,220
2024	12,442
2025	12,442
2026	12,442
2027	12,442
Thereafter	417,895
Total future minimum lease payments (undiscounted)	473,883
Difference between future undiscounted cash flows and discounted cash flows	(286,327)
Total operating lease liabilities (discounted)	$187,556

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease expense:
Contractual lease expense	$3,292	$3,223	$6,584	$6,534
Variable lease expense (a)	33	27	61	53
Total operating lease expense (b)(c)	$3,325	$3,250	$6,645	$6,587
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.6 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and $0.1 million of total operating lease expense during the three months ended June 30, 2023 and 2022, respectively, and less than $0.1 million and $0.2 million of total operating lease expense during the six months ended June 30, 2023 and 2022, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2023, our apartment home leases generally have initial terms of 12 months or less. As of June 30, 2023, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Future minimum lease payments from our retail and commercial leases as of June 30, 2023 are as follows (dollars in thousands):

Retail and Commercial Leases
2023	$13,196
2024	26,242
2025	23,113
2026	20,356
2027	16,491
Thereafter	68,241
Total future minimum lease payments (a)	$167,639
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Principal Outstanding		As of June 30, 2023
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2023	2022	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,005,037	$1,005,622	3.42%	4.9	14
Deferred financing costs and other non-cash adjustments (b)	17,727	19,712
Total fixed rate secured debt, net	1,022,764	1,025,334	3.42%	4.9	14
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	3.92%	8.7	1
Deferred financing costs	(49)	(53)
Total variable rate secured debt, net	26,951	26,947	3.92%	8.7	1
Total Secured Debt, net	1,049,715	1,052,281	3.43%	5.0	15
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	2.6
Borrowings outstanding under unsecured commercial paper program due July 2023 (e) (m)	250,000	300,000	5.48%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	19,966	28,015	5.94%	0.5
Term Loan due January 2027 (d) (m)	—	175,000	—%	3.6
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	350,000	175,000	3.36%	3.6
8.50% Debentures due September 2024	15,644	15,644	8.50%	1.2
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	3.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $282 and $317, respectively) (h) (m)	299,718	299,683	4.03%	4.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $539 and $598, respectively) (m)	299,461	299,402	3.50%	4.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $4, respectively) (i) (m)	299,997	299,996	4.27%	5.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $8,980 and $9,667, respectively) (j) (m)	608,980	609,667	3.32%	6.5
3.00% Medium-Term Notes due August 2031 (net of premiums of $9,706 and $10,304, respectively) (k) (m)	609,706	610,304	3.01%	8.1
2.10% Medium-Term Notes due August 2032 (net of discounts of $320 and $338, respectively) (m)	399,680	399,662	2.10%	9.1
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,170 and $1,230, respectively) (m)	348,830	348,770	1.90%	9.7
2.10% Medium-Term Notes due June 2033 (net of discounts of $991 and $1,041, respectively) (m)	299,009	298,959	2.10%	10.0
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,000 and $1,045, respectively) (l) (m)	299,000	298,955	3.13%	11.3
Other	3	5
Deferred financing costs	(22,497)	(24,040)
Total Unsecured Debt, net	4,377,497	4,435,022	3.21%	6.5
Total Debt, net	$5,427,212	$5,487,303	3.21%	6.3

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2023, secured debt encumbered 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2023, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended June 30, 2023 and 2022, the Company had $1.1 million and $1.1 million, respectively, and during the six months ended June 30, 2023 and 2022, the Company had $2.2 million and $2.2 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $20.3 million and $22.5 million at June 30, 2023 and December 31, 2022, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2023, the variable interest rate on the mortgage note was 3.92%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	4,144	3,776
Maximum daily borrowings during the period ended	250,000	205,000
Weighted average interest rate during the period ended	5.6%	3.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.3 million and $2.6 million of letters of credit at June 30, 2023 and December 31, 2022, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	250,000	300,000
Weighted average daily borrowings during the period ended	403,204	405,671
Maximum daily borrowings during the period ended	505,000	700,000
Weighted average interest rate during the period ended	5.2%	2.3%
Interest rate at end of the period	5.5%	4.7%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	19,966	28,015
Weighted average daily borrowings during the period ended	16,248	15,080
Maximum daily borrowings during the period ended	57,107	55,812
Weighted average interest rate during the period ended	5.6%	3.0%
Interest rate at end of the period	5.9%	5.2%

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

JUNE 30, 2023

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2023 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2023	$657	$—	$657	$250,000	(a)	$250,657
2024	96,747	—	96,747	35,610		132,357
2025	174,793	—	174,793	—		174,793
2026	52,744	—	52,744	300,000		352,744
2027	2,860	—	2,860	650,000		652,860
2028	162,310	—	162,310	300,000		462,310
2029	191,986	—	191,986	300,000		491,986
2030	162,010	—	162,010	600,000		762,010
2031	160,930	—	160,930	600,000		760,930
2032	—	27,000	27,000	400,000		427,000
Thereafter	—	—	—	950,000		950,000
Subtotal	1,005,037	27,000	1,032,037	4,385,610		5,417,647
Non-cash (b)	17,727	(49)	17,678	(8,113)		9,565
Total	$1,022,764	$26,951	$1,049,715	$4,377,497		$5,427,212
(a)	All unsecured debt due in the remainder of 2023 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $1.0 million, respectively, during the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.9 million, respectively, during the six months ended June 30, 2023 and 2022, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for income/(loss) per share:
Net income/(loss)	$370,183	$5,364	$403,108	$19,967
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(22,630)	(272)	(24,583)	(1,151)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(16)	(27)
Net income/(loss) attributable to UDR, Inc.	347,545	5,084	378,509	18,789
Distributions to preferred stockholders — Series E (Convertible)	(1,222)	(1,109)	(2,405)	(2,201)
Income/(loss) attributable to common stockholders - basic	346,323	3,975	376,104	16,588
Dilutive distributions to preferred stockholders - Series E (Convertible)	1,222	—	2,405	—
Income/(loss) attributable to common stockholders - diluted	$347,545	$3,975	$378,509	$16,588

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,324	318,613	329,242	318,454
Non-vested restricted stock awards	(367)	(262)	(371)	(273)
Denominator for basic income/(loss) per share	328,957	318,351	328,871	318,181
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	3,523	1,221	3,541	1,411
Denominator for diluted income/(loss) per share	332,480	319,572	332,412	319,592

Income/(loss) per weighted average common share:
Basic	$1.05	$0.01	$1.14	$0.05
Diluted	$1.05	$0.01	$1.14	$0.05

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2023, the effect of the conversion of the OP Units and DownREIT Units was not dilutive and therefore not included in the above calculation. For the three and six months ended June 30, 2022, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2023, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

For the three and six months ended June 30, 2023, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OP/DownREIT Units	21,250	21,534	21,286	21,534
Convertible preferred stock	2,908	2,918	2,908	2,918
Unvested LTIP Units and unvested restricted stock	615	1,221	633	1,411

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2022	$839,850
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	93,499
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(18,032)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	24,583
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(18,550)
Redeemable Long-Term and Short-Term Incentive Plan Units	14,165
Allocation of other comprehensive income/(loss)	28
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at June 30, 2023	$935,543

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended June 30, 2023 and 2022, respectively, and less than $(0.1) million and less than $(0.1) million during the six months ended June 30, 2023 and 2022, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2023 and December 31, 2022, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$183,629	$185,568	$—	$—	$185,568
Equity securities (c)	26,091	26,091	26,091	—	—
Derivatives - Interest rate contracts (d)	15,325	15,325	—	15,325	—
Total assets	$225,045	$226,984	$26,091	$15,325	$185,568

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,025,355	$913,521	$—	$—	$913,521
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	19,966	19,966	—	—	19,966
Commercial paper program	250,000	250,000	—	—	250,000
Unsecured notes	4,130,028	3,509,965	—	—	3,509,965
Total liabilities	$5,452,349	$4,720,452	$—	$—	$4,720,452

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$935,543	$935,543	$—	$935,543	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

			Fair Value at December 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$54,707	$55,514	$—	$—	$55,514
Equity securities (c)	9,707	9,707	9,707	—	—
Derivatives - Interest rate contracts (d)	15,270	15,270	—	15,270	—
Total assets	$79,684	$80,491	$9,707	$15,270	$55,514

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,028,169	$909,041	$—	$—	$909,041
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,015	28,015	—	—	28,015
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	4,131,047	3,448,632	—	—	3,448,632
Total liabilities	$5,514,231	$4,712,688	$—	$—	$4,712,688

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$839,850	$839,850	$—	$839,850	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on June 30, 2023 and December 31, 2022. The Company currently classifies the investment as Level 1 in the fair value hierarchy. During the six months ended June 30, 2023, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2023.

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

JUNE 30, 2023

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2024, the Company estimates that an additional $7.8 million will be reclassified as a decrease to Interest expense.

As of June 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	6	$369,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2023, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	$15,325	$15,270	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022	2023	2022
Three Months Ended June 30,
Interest rate products	$4,295	$1,748	$1,852	$102	$—	$—

Six Months Ended June 30,
Interest rate products	$4,022	$8,941	$3,222	$(285)	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total amount of Interest expense presented on the Consolidated Statements of Operations	$45,113	$36,832	$88,855	$72,748

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2023	$15,325	$—	$15,325	$—	$—	$15,325

December 31, 2022	$15,270	$—	$15,270	$—	$—	$15,270
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2023	$—	$—	$—	$—	$—	$—

December 31, 2022	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $7.5 million and $7.4 million during the three months ended June 30, 2023 and 2022, respectively, and $15.7 million and $13.8 million during the six months ended June 30, 2023 and 2022, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at June 30, 2023 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$108,432	$79,068
Wholly-owned — redevelopment (b)	9	42,484	82,216
Other unconsolidated investments:
Real estate technology investments (c)	-	49,336	46,664
Total		$200,252	$207,948
(a)	Represents UDR’s investment as of June 30, 2023.
(b)	Projects consist of unit additions, unit renovations and/or renovation of related common area amenities.
(c)	As of June 30, 2023, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

Purchase Commitments

In July 2023, the Company entered into contracts to acquire six operating communities with a total of 1,753 apartment homes located in Austin, Texas and Dallas, Texas, for a price of approximately $401.9 million. The Company made a $5.1 million, in aggregate, deposit, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the agreements. The acquisition is expected to close in August 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held as of June 30, 2023. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2023 and 2022.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2023 and 2022, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (a)
	2023	2022	2023	2022
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$116,607	$110,974	$232,619	$219,907
Mid-Atlantic Region	77,038	72,576	153,101	144,043
Northeast Region	74,939	68,832	149,132	137,144
Southeast Region	56,760	51,270	112,579	100,496
Southwest Region	37,636	35,232	75,267	69,419
Non-Mature Communities/Other	27,649	16,921	54,950	30,503
Total segment and consolidated lease revenue	$390,629	$355,805	$777,648	$701,512

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,909	$2,937	$5,730	$5,837
Mid-Atlantic Region	2,912	2,949	5,450	5,386
Northeast Region	1,806	1,707	3,315	3,147
Southeast Region	2,325	2,332	4,459	4,329
Southwest Region	1,602	1,451	2,981	2,691
Non-Mature Communities/Other	915	567	1,822	1,027
Total segment and consolidated other revenue	$12,469	$11,943	$23,757	$22,417

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$119,516	$113,911	$238,349	$225,744
Mid-Atlantic Region	79,950	75,525	158,551	149,429
Northeast Region	76,745	70,539	152,447	140,291
Southeast Region	59,085	53,602	117,038	104,825
Southwest Region	39,238	36,683	78,248	72,110
Non-Mature Communities/Other	28,564	17,488	56,772	31,530
Total segment and consolidated rental income	$403,098	$367,748	$801,405	$723,929

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$88,824	$85,825	$178,532	$169,172
Mid-Atlantic Region	54,777	52,124	109,633	102,969
Northeast Region	51,061	46,563	101,078	91,641
Southeast Region	40,544	36,423	80,354	71,048
Southwest Region	25,312	23,164	49,862	45,746
Non-Mature Communities/Other	16,203	10,456	32,765	17,912
Total segment and consolidated NOI	276,721	254,555	552,224	498,488
Reconciling items:
Joint venture management and other fees	1,450	1,419	2,692	2,504
Property management	(13,101)	(11,952)	(26,046)	(23,528)
Other operating expenses	(4,259)	(5,027)	(7,291)	(9,739)
Real estate depreciation and amortization	(168,925)	(167,584)	(338,225)	(331,206)
General and administrative	(16,452)	(16,585)	(33,932)	(31,493)
Casualty-related (charges)/recoveries, net	(1,134)	(1,074)	(5,290)	(309)
Other depreciation and amortization	(3,681)	(3,016)	(7,330)	(6,091)
Gain/(loss) on sale of real estate owned	325,884	—	325,885	—
Income/(loss) from unconsolidated entities	9,697	(11,229)	19,404	(5,817)
Interest expense	(45,113)	(36,832)	(88,855)	(72,748)
Interest income and other income/(expense), net	10,447	3,001	11,457	561
Tax (provision)/benefit, net	(1,351)	(312)	(1,585)	(655)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(22,630)	(272)	(24,583)	(1,151)
Net (income)/loss attributable to noncontrolling interests	(8)	(8)	(16)	(27)
Net income/(loss) attributable to UDR, Inc.	$347,545	$5,084	$378,509	$18,789
(a)	Same-Store Community population consisted of 51,846 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2023

The following table details the assets of UDR’s reportable segments as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30,	December 31,
	2023	2022
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,397,913	$4,363,452
Mid-Atlantic Region	3,276,149	3,245,297
Northeast Region	3,649,532	3,629,026
Southeast Region	1,554,678	1,521,489
Southwest Region	1,309,590	1,287,332
Non-Mature Communities/Other	1,260,986	1,523,476
Total segment assets	15,448,848	15,570,072
Accumulated depreciation	(5,951,557)	(5,762,501)
Total segment assets — net book value	9,497,291	9,807,571
Reconciling items:
Cash and cash equivalents	1,544	1,193
Restricted cash	28,837	29,001
Notes receivable, net	183,629	54,707
Investment in and advances to unconsolidated joint ventures, net	963,253	754,446
Operating lease right-of-use assets	192,369	194,081
Other assets	218,782	197,471
Total consolidated assets	$11,085,705	$11,038,470
(a)	Same-Store Community population consisted of 51,846 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2023 and 2022, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At June 30, 2023, our consolidated real estate portfolio included 162 communities in 13 states plus the District of Columbia totaling 53,832 apartment homes. In addition, we have an ownership interest in 9,956 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,791 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for both the three and six months ended June 30, 2023, was 51,846.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2023:

		June 30, 2023			Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,295	8.7%	$1,360,570	96.3%	$2,999	96.2%	$2,976
San Francisco, CA	11	2,779	6.0%	920,995	96.4%	3,470	96.6%	3,462
Seattle, WA	14	2,701	7.1%	1,098,250	97.1%	2,823	97.0%	2,811
Los Angeles, CA	4	1,225	3.1%	476,903	96.3%	3,073	96.4%	3,141
Monterey Peninsula, CA	7	1,567	1.3%	194,417	95.7%	2,235	95.5%	2,236
Other Southern California	3	821	1.4%	223,085	96.9%	2,869	96.9%	2,812
Portland, OR	3	752	0.8%	123,693	97.1%	2,028	97.3%	2,018
Mid-Atlantic Region
Metropolitan D.C.	24	9,033	16.5%	2,560,469	97.2%	2,309	97.1%	2,291
Baltimore, MD	7	2,221	3.6%	552,796	95.6%	1,883	95.4%	1,883
Richmond, VA	4	1,359	1.1%	162,884	96.7%	1,808	96.7%	1,786
Northeast Region
Boston, MA	11	4,234	11.1%	1,713,193	96.7%	3,114	96.7%	3,096
New York, NY	6	2,318	10.1%	1,565,404	98.0%	4,583	97.9%	4,548
Philadelphia, PA	3	972	2.4%	370,935	96.4%	2,588	96.8%	2,553
Southeast Region
Tampa, FL	11	3,877	4.3%	662,910	96.6%	2,127	96.5%	2,110
Orlando, FL	11	3,493	3.6%	554,855	96.3%	1,923	96.1%	1,904
Nashville, TN	8	2,260	1.6%	241,925	95.8%	1,766	95.8%	1,752
Other Florida	1	636	0.6%	94,988	96.1%	2,349	96.3%	2,327
Southwest Region
Dallas, TX	14	5,813	6.3%	974,524	96.3%	1,780	96.4%	1,772
Austin, TX	4	1,272	1.2%	188,007	96.1%	1,932	96.5%	1,924
Denver, CO	1	218	1.0%	147,059	95.5%	3,615	95.8%	3,578
Total/Average Same-Store Communities	155	51,846	91.8%	14,187,862	96.6%	$2,493	96.6%	$2,479
Non-Mature, Commercial Properties & Other	7	1,986	7.5%	1,152,554
Total Real Estate Held for Investment	162	53,832	99.3%	15,340,416
Real Estate Under Development (b)	—	—	0.7%	108,432
Total Real Estate Owned	162	53,832	100.0%	15,448,848
Total Accumulated Depreciation				(5,951,557)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,497,291
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2023, the Company was developing two wholly-owned communities with a total of 415 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held as of June 30, 2023. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2023, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the remainder of 2023, we have approximately $0.7 million of secured debt maturing, inclusive of principal amortization, and $250.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total real estate, net	$2,314,586	$2,353,509
Cash and cash equivalents	10	9
Operating lease right-of-use assets	193,504	195,296
Other assets	67,819	67,186
Total assets	$2,575,919	$2,616,000

Secured debt, net	$187,120	$187,537
Notes payable to UDR (a)	1,208,465	1,162,308
Operating lease liabilities	188,738	190,495
Other liabilities	129,355	118,103
Total liabilities	1,713,678	1,658,443
Total capital	$862,241	$957,557

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$135,985	$124,606	$270,040	$245,404
Property operating expenses	(59,160)	(45,859)	(117,169)	(93,629)
Real estate depreciation and amortization	(38,741)	(38,182)	(77,380)	(75,056)
Operating income/(loss)	38,084	40,565	75,491	76,719
Interest expense (a)	(13,993)	(9,938)	(24,753)	(19,101)
Other income/(loss)	1,133	4,375	2,415	7,557
Net income/(loss)	$25,224	$35,002	$53,153	$65,175
(a)	All $1.2 billion and $1.2 billion notes payable to UDR as of June 30, 2023 and December 31, 2022, respectively, and $12.9 million and $9.4 million of interest expense on notes payable to UDR for the three months ended June 30, 2023 and 2022, respectively, and $22.6 million and $18.1 million of interest expense on notes payable to UDR for the six months ended June 30, 2023 and 2022, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022.

Operating Activities

For the six months ended June 30, 2023, our Net cash provided by/(used in) operating activities was $410.0 million, compared to $398.1 million for the comparable period in 2022. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, and NOI from additional operating communities, partially offset by a decrease in operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2023, Net cash provided by/(used in) investing activities was $(60.7) million, compared to $(575.1) million for the comparable period in 2022. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, an increase in proceeds from sales of real estate, a decrease in spend for development of real estate assets and a decrease in cash investments in unconsolidated joint ventures, partially offset by an increase in capital expenditures, a decrease in distributions received from unconsolidated joint ventures and partnerships, and an increase from the net issuance of notes receivable during the current period compared to the prior year period.

Acquisitions

The Company did not have any acquisitions during the three and six months ended June 30, 2023, other than taking title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in an estimated gain of less than $0.1 million.The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

In June 2023, the Company contributed four wholly owned operating communities, totaling 1,328 apartment homes located in various markets, to a newly formed joint venture in exchange for a 51.0% interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. The Company received approximately $247.9 million in cash proceeds from our joint venture partner at formation. The transaction was accounted for as a partial sale and resulted in a gain of approximately $325.9 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion.)

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2023, total capital expenditures of $143.9 million, or $2,647 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $82.8 million, or $1,554 per stabilized home, for the comparable period in 2022.

The increase in total capital expenditures was primarily due to:

●	an increase of 171.0%, or $45.7 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 47.2%, or $12.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2023 and 2022 (dollars in thousands except Per Home amounts):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Turnover capital expenditures	$7,831	$7,282	7.5%	$144	$137	5.1%
Asset preservation expenditures	23,932	21,745	10.1%	440	408	7.8%
Total recurring capital expenditures	31,763	29,027	9.4%	584	545	7.2%
NOI enhancing improvements (a)	37,497	25,472	47.2%	690	478	44.4%
Major renovations (b)	72,454	26,736	171.0%	1,333	502	165.5%
Operations platform	2,194	1,561	40.6%	40	29	37.9%
Total capital expenditures (c)	$143,908	$82,796	73.8%	$2,647	$1,554	70.3%
Repair and maintenance expense	$46,574	$39,973	16.5%	$857	$750	14.3%
Average home count (d)	54,347	53,306	2.0%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2023, our development pipeline consisted of two wholly-owned communities totaling 415 apartment homes, none of which have been completed, with a budget of $187.5 million, in which we have a gross carrying value of $108.4 million. The remaining homes are estimated to be completed during the second quarter of 2024.

At June 30, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2023:

●	we made cash investments totaling $25.4 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $19.4 million; and
●	we received cash distributions of $13.8 million, of which $8.1 million were operating cash flows and $5.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2023 and 2022.

Financing Activities

For the six months ended June 30, 2023, our Net cash provided by/(used in) financing activities was $(349.1) million, compared to $177.3 million for the comparable period of 2022.

The following significant financing activities occurred during the six months ended June 30, 2023:

●	net repayment of $50.0 million on our unsecured commercial paper program;
●	net repayment of $8.0 million on our revolving bank debt;
●	payment of $16.9 million of distributions to redeemable noncontrolling interests; and
●	payment of $263.3 million of distributions to our common stockholders.

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

As of June 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.3 million of letters of credit at June 30, 2023), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2023, we had $20.0 million of outstanding borrowings under the Working Capital Credit Facility, leaving $55.0 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2023.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2023, we had issued $250.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.48%, leaving $450.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $297.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2023. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2023 would increase by $2.6 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by/(used in) operating activities	$409,988	$398,087
Net cash provided by/(used in) investing activities	(60,694)	(575,083)
Net cash provided by/(used in) financing activities	(349,107)	177,267

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $346.3 million ($1.05 per diluted share) for the three months ended June 30, 2023, as compared to $4.0 million ($0.01 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $325.9 million from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023, as compared to no gains recognized on the sale of real estate during the three months ended June 30, 2022;
●	an increase in total property NOI of $22.2 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by a decrease in weighted average physical occupancy and an increase in property operating expenses;
●	an increase in income from unconsolidated entities of $20.9 million primarily due to $(0.7) million of investment income/(loss) from RETV I during the three months ended June 30, 2023, as compared to $(16.4) million of investment income/(loss) from RETV I during the three months ended June 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments; and
●	an increase in interest income and other income/(expense), net of $7.4 million primarily due to $8.7 million of unrealized gains from investment income/(loss) from our direct investment in SmartRent during the three months ended June 30, 2023, as compared to $(2.2) million of unrealized losses from investment income/(loss) during the three months ended June 30, 2022.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $22.4 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023, as compared to none in the same period of 2022; and
●	an increase in interest expense of $8.3 million primarily due to an increase in average interest rates during the three months ended June 30, 2023, as compared to the same period in 2022.

Net income/(loss) attributable to common stockholders was $376.1 million ($1.14 per diluted share) for the six months ended June 30, 2023, as compared to $16.6 million ($0.05 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $325.9 million from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023, as compared to no gains recognized on the sale of real estate during the six months ended June 30, 2022;
●	an increase in total property NOI of $53.7 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by a decrease in weighted average physical occupancy and an increase in property operating expenses;
●	an increase in income from unconsolidated entities of $25.2 million primarily due to $0.8 million of investment income/(loss) from RETV I during the six months ended June 30, 2023, as compared to $(26.6) million of investment income/(loss) from RETV I during the six months ended June 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community for the six months ended June 30, 2022; and
●	an increase in interest income and other income/(expense), net of $10.9 million primarily due to $7.8 million of investment income/(loss) from our direct investment in SmartRent during the six months ended June 30, 2023, as compared to $(5.0) million during the six months ended June 30, 2022.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $23.4 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023, as compared to none in the same period of 2022; and
●	an increase in interest expense of $16.1 million primarily due to an increase in average interest rates during the six months ended June 30, 2023, as compared the same period in 2022.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (a)
	2023	2022	% Change	2023	2022	% Change
Same-Store Communities:
Same-Store rental income	$374,534	$350,260	6.9%	$744,633	$692,399	7.5%
Same-Store operating expense (b)	(114,016)	(106,161)	7.4%	(225,174)	(211,823)	6.3%
Same-Store NOI	260,518	244,099	6.7%	519,459	480,576	8.1%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	6,544	1,073	509.9%	12,331	928	NM *
Development communities NOI	178	(226)	NM *	(414)	(522)	(20.7)%
Non-residential/other NOI (d)	2,994	2,781	7.7%	7,617	4,136	84.2%
Sold and held for disposition communities NOI	6,487	6,828	(5.0)%	13,231	13,370	(1.0)%
Total Non-Mature Communities/Other NOI	16,203	10,456	55.0%	32,765	17,912	82.9%
Total property NOI	$276,721	$254,555	8.7%	$552,224	$498,488	10.8%

* Not meaningful

(a)	Same-Store consists of 51,846 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income/(loss) attributable to UDR, Inc.	$347,545	$5,084	$378,509	$18,789
Joint venture management and other fees	(1,450)	(1,419)	(2,692)	(2,504)
Property management	13,101	11,952	26,046	23,528
Other operating expenses	4,259	5,027	7,291	9,739
Real estate depreciation and amortization	168,925	167,584	338,225	331,206
General and administrative	16,452	16,585	33,932	31,493
Casualty-related charges/(recoveries), net	1,134	1,074	5,290	309
Other depreciation and amortization	3,681	3,016	7,330	6,091
(Gain)/loss on sale of real estate owned	(325,884)	—	(325,885)	—
(Income)/loss from unconsolidated entities	(9,697)	11,229	(19,404)	5,817
Interest expense	45,113	36,832	88,855	72,748
Interest income and other (income)/expense, net	(10,447)	(3,001)	(11,457)	(561)
Tax provision/(benefit), net	1,351	312	1,585	655
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	22,630	272	24,583	1,151
Net income/(loss) attributable to noncontrolling interests	8	8	16	27
Total property NOI	$276,721	$254,555	$552,224	$498,488

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held on June 30, 2023 consisted of 51,846 apartment homes for both periods and provided 94.1% and 94.1% of our total NOI for the three and six months ended June 30, 2023, respectively.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

NOI for our Same-Store Community properties increased 6.7%, or $16.4 million, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in property NOI was attributable to a 6.9%, or $24.3 million, increase in property rental income, partially offset by a 7.4%, or $7.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 7.8%, or $25.5 million, increase in rental rates and a 4.5%, or $1.7 million, increase in reimbursement and ancillary and fee income, partially offset by a $1.2 million increase in bad debt based on probability of collection and a $1.4 million increase in occupancy loss. Weighted average physical occupancy decreased by 0.4% to 96.6% and total monthly income per occupied home increased by 7.3% to $2,493.

The increase in operating expenses was primarily driven by a 12.1%, or $2.5 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs and weather related events, a 14.2%, or $2.0 million, increase in utilities, which was primarily due an increase in energy costs, and a 4.6%, or $2.0 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 69.6% and 69.7% for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

NOI for our Same-Store Community properties increased 8.1%, or $38.9 million, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in property NOI was attributable to a 7.5%, or $52.2 million, increase in property rental income, partially offset by a 6.3%, or $13.4 million, increase in operating expenses. The increase in property rental income was primarily driven by an 8.9%, or $57.7 million, increase in rental rates and a 5.0%, or $3.8 million, increase in reimbursement and ancillary and fee income, partially offset by a $4.4 million increase in bad debt based on probability of collection and a $3.6 million increase in occupancy loss. Weighted average physical occupancy decreased by 0.5% to 96.6% and total monthly income per occupied home increased by 8.1% to $2,479.

The increase in operating expenses was primarily driven by a 13.4%, or $5.2 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that were turned as well as the impact of inflation on those third party vendor costs and weather related events, a 15.0%, or $4.3 million, increase in utilities, which was primarily due an increase in energy costs, and a 4.7%, or $4.1 million, increase in real estate taxes due to higher assessed valuations, partially offset by a $1.7 million decrease in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program.

The operating margin (property net operating income divided by property rental income) was 69.8% and 69.4% for the six months ended June 30, 2023 and 2022, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

The remaining 5.9%, or $16.2 million, of our total NOI during the three months ended June 30, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 55.0%, or $5.7 million, for the three months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily attributable to a

$5.5 million increase in stabilized, non-mature communities NOI due to development communities completed in 2022 becoming stabilized.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

The remaining 5.9%, or $32.8 million, of our total NOI during the six months ended June 30, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 82.9%, or $14.9 million, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily attributable to an $11.4 million increase in stabilized, non-mature communities NOI due to development communities completed in 2022 becoming stabilized and a $3.5 million increase in non-residential/other NOI due to changes in straight-line rent as a result of decreased tenant rent concessions.

Gain/(loss) on sale of real estate owned

For the three and six months ended June 30, 2023, the Company recognized gain/(loss) on sale of real estate owned of $325.9 million for both periods compared to no gain/(loss) on sale of real estate owned for both the three and six months ended June 30, 2022. The increase in 2023 as compared to 2022 was attributable to the partial sale of four operating communities located in various markets during the three and six months ended June 30, 2023.

Income/(loss) from unconsolidated entities

For the three months ended June 30, 2023 and 2022, the Company recognized income/(loss) from unconsolidated entities of $9.7 million and $(11.2) million, respectively. The increase in 2023 as compared to 2022 was primarily attributable to $(0.7) million of investment income/(loss) from RETV I during the three months ended June 30, 2023 as compared to $(16.4) million of investment income/(loss) from RETV I during the three months ended June 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments.

For the six months ended June 30, 2023 and 2022, the Company recognized income/(loss) from unconsolidated entities of $19.4 million and $(5.8) million, respectively. The increase in 2023 as compared to 2022 was primarily attributable to $0.8 million of investment income/(loss) from RETV I during the six months ended June 30, 2023 as compared to $(26.6) million of investment income/(loss) from RETV I during the six months ended June 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community for the six months ended June 30, 2022

Interest expense

For the three months ended June 30, 2023 and 2022, the Company recognized interest expense of $45.1 million and $36.8 million, respectively. The increase in 2023 as compared to 2022 was primarily due to an increase in average interest rates for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, the Company recognized interest expense of $88.9 million and $72.7 million, respectively. The increase in 2023 as compared to 2022 was primarily due to an increase in average interest rates for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Interest income and other income/(expense), net

For the three months ended June 30, 2023 and 2022, the Company recognized interest income and other income/(expense), net of $10.4 million and $3.0 million, respectively. The increase in 2023 as compared to 2022 was primarily due to $8.7 million of investment income/(loss) from our direct investment in SmartRent during the three months ended June 30, 2023, as compared to $(2.2) million during the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, the Company recognized interest income and other income/(expense), net of $11.5 million and $0.6 million, respectively. The increase in 2023 as compared to 2022 was primarily due to $7.8 million of investment income/(loss) from our direct investment in SmartRent during the six months ended June 30, 2023, as compared to $(5.0) million during the six months ended June 30, 2022.

Noncontrolling Interest

For the three months ended June 30, 2023 and 2022, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $22.6 million and $0.3 million, respectively. The increase in 2023 as compared to 2022 was primarily attributed to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023, as compared to none in the same period of 2022.

For the six months ended June 30, 2023 and 2022, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $24.6 million and $1.2 million, respectively. The increase in 2023 as compared to 2022 was primarily attributed to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023, as compared to none in the same period of 2022.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and six months ended June 30, 2023.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income/(loss) attributable to common stockholders	$346,323	$3,975	$376,104	$16,588
Real estate depreciation and amortization	168,925	167,584	338,225	331,206
Noncontrolling interests	22,638	280	24,599	1,178
Real estate depreciation and amortization on unconsolidated joint ventures	8,695	7,489	16,180	15,113
Net gain on the sale of depreciable real estate owned, net of tax	(324,769)	—	(324,770)	—
FFO attributable to common stockholders and unitholders, basic	$221,812	$179,328	$430,338	$364,085
Distributions to preferred stockholders — Series E (Convertible)	1,222	1,109	2,405	2,201
FFO attributable to common stockholders and unitholders, diluted	$223,034	$180,437	$432,743	$366,286
Income/(loss) per weighted average common share, diluted	$1.05	$0.01	$1.14	$0.05
FFO per weighted average common share and unit, basic	$0.63	$0.53	$1.23	$1.07
FFO per weighted average common share and unit, diluted	$0.63	$0.52	$1.22	$1.06
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,207	339,885	350,157	339,715
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,730	344,024	353,698	344,044

Impact of adjustments to FFO:
Variable upside participation on DCP, net	$(204)	$—	$(204)	$(10,622)
Legal and other	—	709	(1,258)	1,483
Realized (gain)/loss on real estate technology investments, net of tax	257	(5,886)	852	(8,124)
Unrealized (gain)/loss on real estate technology investments, net of tax	(8,104)	20,676	(8,962)	36,307
Casualty-related charges/(recoveries), net	1,134	1,074	5,290	309
Total impact of adjustments to FFO	$(6,917)	$16,573	$(4,282)	$19,353
FFOA attributable to common stockholders and unitholders, diluted	$216,117	$197,010	$428,461	$385,639

FFOA per weighted average common share and unit, diluted	$0.61	$0.57	$1.21	$1.12

Recurring capital expenditures	(21,345)	(18,411)	(33,644)	(30,215)
AFFO attributable to common stockholders and unitholders, diluted	$194,772	$178,599	$394,817	$355,424

AFFO per weighted average common share and unit, diluted	$0.55	$0.52	$1.12	$1.03

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,207	339,885	350,157	339,715
Weighted average number of OP/DownREIT Units outstanding	(21,250)	(21,534)	(21,286)	(21,534)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	328,957	318,351	328,871	318,181

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,730	344,024	353,698	344,044
Weighted average number of OP/DownREIT Units outstanding	(21,250)	(21,534)	(21,286)	(21,534)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	—	(2,918)	—	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	332,480	319,572	332,412	319,592

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2023, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2023, approximately 71.9% of our total NOI was generated from communities located in Metropolitan D.C. (15.0%), Boston, MA (11.0%), Orange County, CA (10.7%), the San Francisco Bay Area, CA (8.3%), New York, NY (7.8%), Dallas, TX (7.3%), Seattle, WA (6.3%) and Tampa, FL (5.5%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may limit attractive investment opportunities, which could adversely affect our ability to grow or acquire properties profitably or with attractive returns.

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

An Epidemic, Pandemic or Other Health Crisis, Including the Ongoing COVID-19 Pandemic, and Measures Intended to Prevent the Spread of Such an Event Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collections and or rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business.

State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past increased, and may in the future increase, our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis, including the COVID-19 pandemic. An epidemic, pandemic or other health crisis, including the COVID-19 pandemic, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2023, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $963.3 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could materially and adversely affect our financial condition and results of operations.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act of 1990, as amended (the “Americans with Disabilities Act”) generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties or operations under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties or otherwise related to our operations, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if we or our property was in compliance with the law.

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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, among other may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. For example, we are currently a defendant in a consolidated class action lawsuit involving RealPage, which is one of our vendors. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance.

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

Mezzanine Loan or Other Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or loans that are not secured. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property and unsecured loans involve higher risk by virtue of being unsecured or. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine or other loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of Our Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could adversely affect our financial condition, liquidity, results of operations and the market price of our common stock.

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on the Market Price of Our Common Stock. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations. In addition, if we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the market price of our common stock.

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems and software developed, maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors may collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain such information and financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ or software’s improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach or other occurrence or that such insurance will continue to be available at rates that we consider reasonable or at all. We have in the past experienced cybersecurity breaches on our information technology systems or relating to software that we utilize, and, while none to date have been material, we expect such breaches may occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches or implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents or other tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2023, we had approximately $297.0 million of variable rate indebtedness outstanding, which constitutes approximately 5.5% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

The Phase-Out of LIBOR and Transition to an Alternative Benchmark Interest Rate Could Have Adverse Effects. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and ceased the publication of the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will use SOFR or other alternative reference rates instead of LIBOR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows, although we have amended our Revolving Credit Facility, related interest rate swaps, Working Capital Credit Facility and other loan agreements to reference SOFR.

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

Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Common Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets, including as a result of recent bank failures and uncertainty in the banking sector generally, may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock.

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

During the three months ended June 30, 2023, we issued 6,120 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended June 30, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,350	$37.31	2,350	12,650
April 1, 2023 through April 30, 2023	—	—	—	12,650
May 1, 2023 through May 31, 2023	—	—	—	12,650
June 1, 2023 through June 30, 2023	—	—	—	12,650
Balance as of June 30, 2023	2,350	$37.31	2,350	12,650
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2023:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2023 through April 30, 2023	328	$40.14	N/A	N/A
May 1, 2023 through May 31, 2023	109	40.19	N/A	N/A
June 1, 2023 through June 30, 2023	283	43.11	N/A	N/A
Total	720	$41.31
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 27, 2023	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)