Form 10-Q
period 2023-09-30
UDR, Inc.
filed 2023-10-27
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 24, 2023 was 328,928,134.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$15,779,481	$15,365,928
Less: accumulated depreciation	(6,117,312)	(5,762,205)
Real estate held for investment, net	9,662,169	9,603,723
Real estate under development (net of accumulated depreciation of $0 and $296, respectively)	139,143	189,809
Real estate held for disposition (net of accumulated depreciation of $0 and $0, respectively)	—	14,039
Total real estate owned, net of accumulated depreciation	9,801,312	9,807,571

Cash and cash equivalents	1,624	1,193
Restricted cash	30,831	29,001
Notes receivable, net	209,297	54,707
Investment in and advances to unconsolidated joint ventures, net	963,927	754,446
Operating lease right-of-use assets	191,499	194,081
Other assets	221,572	197,471
Total assets	$11,420,062	$11,038,470

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,238,240	$1,052,281
Unsecured debt, net	4,514,582	4,435,022
Operating lease liabilities	186,701	189,238
Real estate taxes payable	68,900	37,681
Accrued interest payable	27,071	46,671
Security deposits and prepaid rent	50,571	51,999
Distributions payable	149,615	134,213
Accounts payable, accrued expenses, and other liabilities	125,979	153,220
Total liabilities	6,361,659	6,100,325

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	907,269	839,850

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at September 30, 2023 and December 31, 2022:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,686,308 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	44,614	44,614
Series F; 11,891,530 and 12,100,514 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at September 30, 2023 and December 31, 2022:
328,904,161 and 328,993,088 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,289	3,290
Additional paid-in capital	7,487,515	7,493,423
Distributions in excess of net income	(3,392,855)	(3,451,587)
Accumulated other comprehensive income/(loss), net	8,360	8,344
Total stockholders’ equity	4,150,924	4,098,085
Noncontrolling interests	210	210
Total equity	4,151,134	4,098,295
Total liabilities and equity	$11,420,062	$11,038,470

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES:
Rental income	$408,359	$390,023	$1,209,764	$1,113,952
Joint venture management and other fees	1,772	1,274	4,464	3,778
Total revenues	410,131	391,297	1,214,228	1,117,730
OPERATING EXPENSES:
Property operating and maintenance	71,599	66,769	205,294	185,658
Real estate taxes and insurance	58,104	58,236	173,590	164,788
Property management	13,271	12,675	39,317	36,203
Other operating expenses	4,611	3,746	11,902	13,485
Real estate depreciation and amortization	167,551	166,781	505,776	497,987
General and administrative	15,159	15,840	49,091	47,333
Casualty-related charges/(recoveries), net	(1,928)	901	3,362	1,210
Other depreciation and amortization	3,692	3,430	11,022	9,521
Total operating expenses	332,059	328,378	999,354	956,185
Gain/(loss) on sale of real estate owned	—	—	325,885	—
Operating income	78,072	62,919	540,759	161,545

Income/(loss) from unconsolidated entities	5,508	10,003	24,912	4,186
Interest expense	(44,664)	(39,905)	(133,519)	(112,653)
Interest income and other income/(expense), net	(3,069)	(7,495)	8,388	(6,934)
Income/(loss) before income taxes	35,847	25,522	440,540	46,144
Tax (provision)/benefit, net	(428)	(377)	(2,013)	(1,032)
Net income/(loss)	35,419	25,145	438,527	45,112
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,554)	(1,533)	(27,137)	(2,684)
Net (income)/loss attributable to noncontrolling interests	(7)	(7)	(23)	(34)
Net income/(loss) attributable to UDR, Inc.	32,858	23,605	411,367	42,394
Distributions to preferred stockholders — Series E (Convertible)	(1,221)	(1,106)	(3,626)	(3,307)
Net income/(loss) attributable to common stockholders	$31,637	$22,499	$407,741	$39,087

Income/(loss) per weighted average common share:
Basic	$0.10	$0.07	$1.24	$0.12
Diluted	$0.10	$0.07	$1.24	$0.12

Weighted average number of common shares outstanding:
Basic	328,760	324,701	328,835	320,378
Diluted	329,201	325,686	329,283	321,629

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income/(loss)	$35,419	$25,145	$438,527	$45,112
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,314	5,048	5,336	13,988
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(2,110)	(313)	(5,332)	(28)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(796)	4,735	4	13,960
Comprehensive income/(loss)	34,623	29,880	438,531	59,072
Comprehensive (income)/loss attributable to noncontrolling interests	(2,521)	(1,840)	(27,148)	(3,638)
Comprehensive income/(loss) attributable to UDR, Inc.	$32,102	$28,040	$411,383	$55,434

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173
Net income/(loss) attributable to UDR, Inc.	—	—	—	32,858	—	—	32,858
Other comprehensive income/(loss)	—	—	—	—	(756)	—	(756)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,842	—	—	—	1,842
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	2,060	—	—	—	2,060
Common stock distributions declared ($0.42 per share)	—	—	—	(138,111)	—	—	(138,111)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,221)	—	—	(1,221)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	159,298	—	—	159,298
Balance at September 30, 2023	$44,615	$3,289	$7,487,515	$(3,392,855)	$8,360	$210	$4,151,134

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	44,615	3,290	7,493,423	(3,451,587)	8,344	210	4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	411,367	—	—	411,367
Other comprehensive income/(loss)	—	—	—	—	16	—	16
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,808	—	—	—	4,810
Issuance of common shares through public offering, net	—	—	(473)	—	—	—	(473)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	14,760	—	—	—	14,763
Common stock distributions declared ($1.26 per share)	—	—	—	(414,808)	—	—	(414,808)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($1.3644 per share)	—	—	—	(3,626)	—	—	(3,626)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	65,799	—	—	65,799
Balance at September 30, 2023	$44,615	$3,289	$7,487,515	$(3,392,855)	$8,360	$210	$4,151,134

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2022	$44,765	$3,249	$7,243,825	$(3,426,760)	$4,345	$210	$3,869,634
Net income/(loss) attributable to UDR, Inc.	—	—	—	23,605	—	—	23,605
Other comprehensive income/(loss)	—	—	—	—	4,434	—	4,434
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,082	—	—	—	2,082
Issuance of common shares through public offering, net	—	18	99,659	—	—	—	99,677
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	1,558	—	—	—	1,558
Common stock distributions declared ($0.38 per share)	—	—	—	(124,018)	—	—	(124,018)
Repurchase of common shares	—	(4)	(15,146)	—	—	—	(15,150)
Preferred stock distributions declared-Series E ($0.4114 per share)	—	—	—	(1,106)	—	—	(1,106)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	90,252	—	—	90,252
Balance at September 30, 2022	$44,615	$3,264	$7,332,127	$(3,438,027)	$8,779	$210	$3,950,968

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	$44,765	$3,181	$6,884,269	$(3,485,080)	$(4,261)	$31,430	$3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	42,394	—	—	42,394
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	13,040	—	13,040
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,857	—	—	—	2,858
Issuance of common shares through public offering, net	—	83	449,862	—	—	—	449,945
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	10,136	—	—	—	10,138
Common stock distributions declared ($1.14 per share)	—	—	—	(368,549)	—	—	(368,549)
Repurchase of common shares	—	(4)	(15,146)	—	—	—	(15,150)
Preferred stock distributions declared-Series E ($1.2342 per share)	—	—	—	(3,307)	—	—	(3,307)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	376,515	—	—	376,515
Balance at September 30, 2022	$44,615	$3,264	$7,332,127	$(3,438,027)	$8,779	$210	$3,950,968

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income/(loss)	$438,527	$45,112
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	516,798	507,508
(Gain)/loss on sale of real estate owned	(325,885)	—
(Income)/loss from unconsolidated entities	(24,912)	(4,186)
Return on investment in unconsolidated joint ventures and partnerships	11,969	17,430
Amortization of share-based compensation	22,770	20,458
Other	10,516	22,898
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(20,164)	(4,372)
Increase/(decrease) in operating liabilities	(16,026)	(2,210)
Net cash provided by/(used in) operating activities	613,593	602,638

Investing Activities
Acquisition of real estate assets	(17,848)	(341,149)
Proceeds from sales of real estate investments, net	247,935	—
Development of real estate assets	(120,644)	(159,455)
Capital expenditures and other major improvements — real estate assets	(220,341)	(144,673)
Capital expenditures — non-real estate assets	(14,081)	(12,631)
Investment in unconsolidated joint ventures and partnerships	(27,775)	(199,057)
Distributions received from unconsolidated joint ventures and partnerships	9,315	77,838
Purchase deposits on pending acquisitions	(1,000)	1,000
Repayment/(issuance) of notes receivable, net	(71,786)	(60,532)
Net cash provided by/(used in) investing activities	(216,225)	(838,659)

Financing Activities
Payments on secured debt	(884)	(852)
Net proceeds/(repayment) of commercial paper	80,000	205,000
Net proceeds/(repayment) of revolving bank debt	(1,316)	11,636
Proceeds from the issuance of common shares through public offering, net	(473)	449,945
Repurchase of common shares	(25,009)	(15,150)
Distributions paid to redeemable noncontrolling interests	(25,869)	(25,673)
Distributions paid to preferred stockholders	(3,540)	(3,268)
Distributions paid to common stockholders	(401,686)	(359,864)
Other	(16,330)	(24,276)
Net cash provided by/(used in) financing activities	(395,107)	237,498
Net increase/(decrease) in cash, cash equivalents, and restricted cash	2,261	1,477
Cash, cash equivalents, and restricted cash, beginning of year	30,194	28,418
Cash, cash equivalents, and restricted cash, end of period	$32,455	$29,895

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$156,606	$131,588
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,377	9,377
Cash paid/(refunds received) for income taxes	1,914	1,012
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$191,737	$—
OP Units issued for real estate, net	141,359	—
Redeemable long-term and short-term incentive plan units	19,334	50,084
Development costs and capital expenditures incurred, but not yet paid	42,760	47,862
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (357,813 shares and 172,755 shares, respectively)	14,763	10,138
Distribution of equity securities from unconsolidated real estate technology investments	7,749	16,329
Contribution of operating properties to unconsolidated joint venture	258,056	—
Transfer of preferred equity investment to note receivable	73,453	—
Dividends declared, but not yet paid	149,615	133,341

	Nine Months Ended September 30,
	2023	2022

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,193	$967
Restricted cash	29,001	27,451
Total cash, cash equivalents, and restricted cash as shown above	$30,194	$28,418
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,624	$1,532
Restricted cash	30,831	28,363
Total cash, cash equivalents, and restricted cash as shown above	$32,455	$29,895

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At September 30, 2023, our consolidated apartment portfolio consisted of 168 communities with a total of 55,597 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,956 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,791 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2023, there were 189.9 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.4 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of September 30, 2023, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.3 million, or 65.7%, were owned by UDR and its subsidiaries and 11.1 million, or 34.3%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 13, 2023.

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

SEPTEMBER 30, 2023

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2023 and 2022, the Company recorded net credit recoveries/(losses) of $(0.1) million and less than $(0.1) million, respectively, on the Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, the Company recorded net credit recoveries/(losses) of $(0.6) million and $(0.1) million, respectively, on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2023

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

The following table summarizes our Notes receivable, net as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	September 30,	September 30,	December 31,
	2023	2023	2022
Notes due October 2024 (b)	9.50%	$95,734	$—
Note due December 2024 (c)	12.00%	35,309	30,377
Note due December 2026 (d)	11.00%	51,309	17,292
Note due December 2026 (e)	11.00%	24,276	5,813
Notes due June 2027 (f)	18.00%	3,573	1,500
Notes Receivable		210,201	54,982
Allowance for credit losses		(904)	(275)
Total notes receivable, net		$209,297	$54,707
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	In June 2023, the Company amended the agreement for a preferred equity investment in a joint venture that owns a 471 apartment home operating community located in Philadelphia, Pennsylvania, which resulted in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable. In connection with the amendment, the Company also advanced $20.0 million to the joint venture, which is also classified as a note receivable (collectively the “Notes”) and was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to January 2024. Furthermore, the contractual interest rate on the Notes increased to 9.5% (previously 8.5%) in exchange for eliminating the Company’s upside participation in the joint venture. Interest payments accrue monthly and are due at maturity, but can be paid earlier. The Notes had an original scheduled maturity date in October 2023, with three one-year extension options. In September 2023, the developer extended the maturity date to October 2024. Commencing in October 2023, the contractual interest rate on the Notes increased to 10.5% when the developer exercised its option to extend the maturity date of the Notes. (See Note 5, Joint Ventures and Partnerships for further discussion.)
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $30.9 million was funded as of September 30, 2023. During 2023, the terms of this secured note were amended to increase the aggregate commitment from $31.4 million to $32.5 million and to increase the interest rate from 10.0% to 12.0%. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

additional amount accrued and added to the principal balance was $4.4 million as of September 30, 2023. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued interest), of which $30.7 million was funded during the nine months ended September 30, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued interest), of which $17.5 million was funded during the nine months ended September 30, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. During the nine months ended September 30, 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and increase the Company’s commitment from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $5.0 million and $1.0 million of interest income for the notes receivable described above during the three months ended September 30, 2023 and 2022, respectively, and $8.4 million and $2.4 million of interest income for the notes receivable described above during the nine months ended September 30, 2023 and 2022, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2023 and 2022, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2023 and 2022 was less than $(0.1) million and $0.3 million, respectively, and during the nine months ended September 30, 2023 and 2022, less than $(0.1) million and $0.9 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2023 and December 31, 2022, UDR’s net deferred tax asset/(liability) was $(0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2023. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2020 through 2022 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2023

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

Lease Receivables

During the three and nine months ended September 30, 2023 and 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of September 30, 2023, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $9.2 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.3 million, including its share from unconsolidated joint ventures, as of September 30, 2023.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2023, the Company owned and consolidated 168 communities in 13 states plus the District of Columbia totaling 55,597 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Land	$2,558,608	$2,539,499
Depreciable property — held and used:
Land improvements	250,623	254,578
Building, improvements, and furniture, fixtures and equipment	12,920,237	12,521,838
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	16,576	43,711
Building, improvements, and furniture, fixtures and equipment	122,567	146,394
Real estate held for disposition:
Building, improvements, and furniture, fixtures and equipment	—	14,039
Real estate owned	15,918,624	15,570,072
Accumulated depreciation (a)	(6,117,312)	(5,762,501)
Real estate owned, net	$9,801,312	$9,807,571
(a)	Accumulated depreciation is inclusive of $16.2 million and $13.1 million of accumulated amortization related to real estate intangible assets as of September 30, 2023 and December 31, 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Acquisitions

In February 2023, the Company took title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

In August 2023, the Company acquired a portfolio of six operating communities totaling 1,753 apartment homes, which included four operating communities in Dallas, Texas and two operating communities in Austin, Texas, for a purchase price of $354.6 million. The Company acquired the portfolio with a combination of cash, the assumption of six mortgage loans with an outstanding principal balance of approximately $209.4 million (fair value of $191.7 million), and the issuance of 3.6 million OP Units to the seller valued at $141.4 million. The OP Units were valued based on the closing price per share of UDR’s common stock on the date of acquisition in accordance with GAAP. The Company increased its real estate assets owned by approximately $344.8 million, recorded $9.8 million of in-place lease intangibles, and recorded a $17.6 million debt discount in connection with the below-market debt assumed.

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

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2023 and 2022, were $2.6 million and $5.2 million, respectively, and $10.3 million and $15.4 million, respectively, for the nine months ended September 30, 2023 and 2022. Total capitalized interest was $2.6 million and $3.5 million, respectively, for the three months ended September 30, 2023 and 2022, and $7.2 million and $10.4 million for the nine months ended September 30, 2023 and 2022, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2023 and 2022.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	2023	2023	2023	2022	2023	2022	2023	2022	2023	2022
Operating:
UDR/MetLife (a)	13	2,837	50.1%	50.1%	$231,240	$247,160	$(1,455)	$(1,827)	$(3,930)	$(6,266)
UDR/LaSalle (b)	4	1,328	51.0%	—%	255,181	—	(1,647)	—	(1,689)	—
Total Joint Ventures	17	4,165			$486,421	$247,160	$(3,102)	$(1,827)	$(5,619)	$(6,266)

	Number of	Apartment						Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended		Nine Months Ended
Developer Capital Program	September 30,	September 30,	Average	Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (c)	2023	2023	Rate	Maturity	Commitment (d)	2023	2022	2023	2022	2023	2022
Preferred equity investments:
Operating (e)	22	4,718	9.3%	3.1	$297,177	348,171	315,438	$6,059	$4,751	$20,643	$13,783
Development	2	1,073	10.7%	3.4	68,207	80,860	74,648	2,152	1,909	6,214	4,190
Total Preferred Equity Investments	24	5,791	9.5%	3.1	365,384	429,031	390,086	8,211	6,660	26,857	17,973

Real estate technology investments:
RETV I (f)	N/A	N/A	N/A	N/A	18,000	10,360	16,601	(876)	(1,458)	(101)	(28,009)
RETV II	N/A	N/A	N/A	N/A	18,000	14,222	11,670	1,547	122	1,116	(603)
RETV III	N/A	N/A	N/A	N/A	15,000	1,423	—	(117)	—	(117)	—
RET Strategic Fund	N/A	N/A	N/A	N/A	25,000	11,040	8,078	(87)	(37)	(183)	(115)
RET ESG	N/A	N/A	N/A	N/A	10,000	2,719	2,898	(52)	(72)	(181)	(72)
Total Preferred Equity Investments and Real Estate Technology Investments						468,795	429,333	8,626	5,215	27,391	(10,826)

Sold joint ventures and other investments (g)						—	70,501	(16)	6,615	3,140	21,278

Total Joint Ventures, Developer Capital Program and Real Estate Technology Investments, net (a)						$955,216	$746,994	$5,508	$10,003	$24,912	$4,186
(a)	As of September 30, 2023 and December 31, 2022, the Company’s negative investment in one UDR/MetLife community of $8.7 million and $7.5 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In June 2023, the Company formed a new real estate joint venture, UDR/LaSalle, with LaSalle Investment Management on behalf of an institutional client (“LaSalle”). Four operating communities, located in various markets, were contributed by the Company. The joint venture partner paid the Company approximately $247.9 million at formation of the joint venture. The Company will have the potential to earn a promoted return should certain return hurdles be achieved. Our initial investment was $258.2 million and consisted solely of our equity in the four operating communities contributed to the joint venture.
(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At September 30, 2023, our preferred equity investment portfolio consisted of 24 communities located in various markets, consisting of 5,791 completed or under development homes. In addition, the Company’s preferred equity investments include five investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the nine months ended September 30, 2023, the Company did not enter into or fund any new preferred equity investments or redeem any preferred equity investments.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

(e)	In June 2023, two preferred equity investment agreements were amended. In connection with the amendments, the Company funded an incremental $17.0 million to one joint venture, which was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to April 2025, and funded an incremental $1.8 million to the other joint venture, which was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to June 2025.
(f)	The Company recognized $(0.9) million and $(1.5) million of investment income/(loss) from RETV I for the three months ended September 30, 2023 and 2022, respectively, and $(0.1) million and $(28.0) million of investment income/(loss) from RETV for the nine months ended September 30, 2023 and 2022, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”).
(g)	The agreement for one preferred equity investment was amended, resulting in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable on the Consolidated Balance Sheet as of September 30, 2023. (See Note 2, Significant Accounting Policies for further discussion.)

As of September 30, 2023 and December 31, 2022, the Company had deferred fees of $7.6 million and $8.1 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.8 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2023 and 2022.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Total real estate, net	$3,131,728	$2,739,784
Investments, at fair value	234,081	213,743
Cash and cash equivalents	78,614	38,999
Other assets	148,478	121,759
Total assets	$3,592,901	$3,114,285

Third party debt, net	$1,966,904	$1,937,329
Accounts payable and accrued liabilities	166,978	217,148
Total liabilities	2,133,882	2,154,477
Total equity	$1,459,019	$959,808

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$70,375	$38,093	$194,752	$110,451
Property operating expenses	32,268	18,326	86,779	52,805
Real estate depreciation and amortization	34,874	16,233	84,907	50,689
Gain/(loss) on sale of property	—	—	—	127,542
Operating income/(loss)	3,233	3,534	23,066	134,499
Interest expense	(18,138)	(9,829)	(65,202)	(26,598)
Net realized gain/(loss) on held investments	—	19,331	38,863	95,953
Net unrealized gain/(loss) on held investments	13,580	(24,561)	(21,757)	(263,202)
Other income/(loss)	(1,234)	(478)	(236)	(877)
Net income/(loss)	$(2,559)	$(12,003)	$(25,266)	$(60,225)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the Operating lease right-of-use assets were $191.5 million and $194.1 million, respectively, and the Operating lease liabilities were $186.7 million and $189.2 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.1 years and 42.6 years at September 30, 2023 and December 31, 2022, respectively, and the weighted average discount rate was 5.0% at both September 30, 2023 and December 31, 2022.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2023 are as follows (dollars in thousands):

Ground Leases
2023	$3,110
2024	12,442
2025	12,442
2026	12,442
2027	12,442
Thereafter	417,895
Total future minimum lease payments (undiscounted)	470,773
Difference between future undiscounted cash flows and discounted cash flows	(284,072)
Total operating lease liabilities (discounted)	$186,701

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense:
Contractual lease expense	$3,293	$3,226	$9,877	$9,760
Variable lease expense (a)	42	28	103	81
Total operating lease expense (b)(c)	$3,335	$3,254	$9,980	$9,841
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.6 million and $2.5 million, respectively. For the nine months ended September 30, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.5 million and $2.4 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and $0.1 million of total operating lease expense during the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million of total operating lease expense during the nine months ended September 30, 2023 and 2022, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2023, our apartment home leases generally have initial terms of 12 months or less. As of September 30, 2023, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Future minimum lease payments from our retail and commercial leases as of September 30, 2023 are as follows (dollars in thousands):

Retail and Commercial Leases
2023	$6,564
2024	26,561
2025	23,717
2026	21,032
2027	17,155
Thereafter	70,079
Total future minimum lease payments (a)	$165,108
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2023 and December 31, 2022 (dollars in thousands):

	Principal Outstanding		As of September 30, 2023
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2023	2022	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,214,110	$1,005,622	3.48%	4.9	20
Deferred financing costs and other non-cash adjustments (b)	(2,823)	19,712
Total fixed rate secured debt, net	1,211,287	1,025,334	3.48%	4.9	20
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	4.42%	8.5	1
Deferred financing costs	(47)	(53)
Total variable rate secured debt, net	26,953	26,947	4.42%	8.5	1
Total Secured Debt, net	1,238,240	1,052,281	3.45%	5.0	21
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (d) (m)	—	—	—%	2.3
Borrowings outstanding under unsecured commercial paper program due October 2023 (e) (m)	380,000	300,000	5.59%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2024 (f)	26,700	28,015	6.19%	0.3
Term Loan due January 2027 (d) (m)	—	175,000	—%	3.3
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	350,000	175,000	3.36%	3.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	1.0
2.95% Medium-Term Notes due September 2026 (g) (m)	300,000	300,000	2.89%	2.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $264 and $317, respectively) (h) (m)	299,736	299,683	4.03%	3.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $509 and $598, respectively) (m)	299,491	299,402	3.50%	4.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $4, respectively) (i) (m)	299,997	299,996	4.27%	5.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $8,637 and $9,667, respectively) (j) (m)	608,637	609,667	3.32%	6.3
3.00% Medium-Term Notes due August 2031 (net of premiums of $9,408 and $10,304, respectively) (k) (m)	609,408	610,304	3.01%	7.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $311 and $338, respectively) (m)	399,689	399,662	2.10%	8.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,140 and $1,230, respectively) (m)	348,860	348,770	1.90%	9.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $966 and $1,041, respectively) (m)	299,034	298,959	2.10%	9.7
3.10% Medium-Term Notes due November 2034 (net of discounts of $978 and $1,045, respectively) (l) (m)	299,022	298,955	3.13%	11.1
Other	2	5
Deferred financing costs	(21,638)	(24,040)
Total Unsecured Debt, net	4,514,582	4,435,022	3.34%	6.1
Total Debt, net	$5,752,822	$5,487,303	3.37%	5.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2023, secured debt encumbered 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2023, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

In August 2023, the Company assumed secured fixed rate mortgage notes payable with an outstanding balance of $209.4 million and a fair value of $191.7 million in connection with the acquisition of six operating communities. The six mortgages had outstanding balances ranging from $28.0 million to $40.0 million and carry interest rates from 3.24% to 4.12% (see Note 3, Real Estate Owned).

(b) During the three months ended September 30, 2023 and 2022, the Company had $0.8 million and $1.1 million, respectively, and during the nine months ended September 30, 2023 and 2022, the Company had $3.0 million and $3.3 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $1.9 million and $22.5 million at September 30, 2023 and December 31, 2022, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2023, the variable interest rate on the mortgage note was 4.42%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	2,747	3,776
Maximum daily borrowings during the period ended	250,000	205,000
Weighted average interest rate during the period ended	5.6%	3.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.3 million and $2.6 million of letters of credit at September 30, 2023 and December 31, 2022, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	380,000	300,000
Weighted average daily borrowings during the period ended	378,941	405,671
Maximum daily borrowings during the period ended	505,000	700,000
Weighted average interest rate during the period ended	5.3%	2.3%
Interest rate at end of the period	5.6%	4.7%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	26,700	28,015
Weighted average daily borrowings during the period ended	16,920	15,080
Maximum daily borrowings during the period ended	57,107	55,812
Weighted average interest rate during the period ended	5.8%	3.0%
Interest rate at end of the period	6.2%	5.2%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2023 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2023	$359	$—	$359	$380,000	(a)	$380,359
2024	97,578	—	97,578	42,344		139,922
2025	178,568	—	178,568	—		178,568
2026	56,665	—	56,665	300,000		356,665
2027	6,931	—	6,931	650,000		656,931
2028	166,518	—	166,518	300,000		466,518
2029	315,802	—	315,802	300,000		615,802
2030	230,759	—	230,759	600,000		830,759
2031	160,930	—	160,930	600,000		760,930
2032	—	27,000	27,000	400,000		427,000
Thereafter	—	—	—	950,000		950,000
Subtotal	1,214,110	27,000	1,241,110	4,522,344		5,763,454
Non-cash (b)	(2,823)	(47)	(2,870)	(7,762)		(10,632)
Total	$1,211,287	$26,953	$1,238,240	$4,514,582		$5,752,822
(a)	All unsecured debt due in the remainder of 2023 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $1.0 million, respectively, during the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.9 million, respectively, during the nine months ended September 30, 2023 and 2022, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for income/(loss) per share:
Net income/(loss)	$35,419	$25,145	$438,527	$45,112
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,554)	(1,533)	(27,137)	(2,684)
Net (income)/loss attributable to noncontrolling interests	(7)	(7)	(23)	(34)
Net income/(loss) attributable to UDR, Inc.	32,858	23,605	411,367	42,394
Distributions to preferred stockholders — Series E (Convertible)	(1,221)	(1,106)	(3,626)	(3,307)
Income/(loss) attributable to common stockholders - basic and diluted	31,637	22,499	407,741	39,087

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,130	324,983	329,207	320,654
Non-vested restricted stock awards	(370)	(282)	(372)	(276)
Denominator for basic income/(loss) per share	328,760	324,701	328,835	320,378
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	441	985	448	1,251
Denominator for diluted income/(loss) per share	329,201	325,686	329,283	321,629

Income/(loss) per weighted average common share:
Basic	$0.10	$0.07	$1.24	$0.12
Diluted	$0.10	$0.07	$1.24	$0.12

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2023 and 2022, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2023, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three and nine months ended September 30, 2023, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

During the three and nine months ended September 30, 2023, the Company repurchased 0.6 million shares of its common stock at an average price of $40.13 per share for total consideration of approximately $25.0 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OP/DownREIT Units	22,511	21,474	21,699	21,514
Convertible preferred stock	2,908	2,918	2,908	2,918
Unvested LTIP Units and unvested restricted stock	441	985	448	1,251

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2022	$839,850
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(65,799)
OP Units issued for real estate, net	141,359
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(26,537)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	27,137
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(29,203)
Redeemable Long-Term and Short-Term Incentive Plan Units	20,474
Allocation of other comprehensive income/(loss)	(12)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at September 30, 2023	$907,269

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended September 30, 2023 and 2022, respectively, and less than $(0.1) million and less than $(0.1) million during the nine months ended September 30, 2023 and 2022, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2023 and December 31, 2022, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$209,297	$211,278	$—	$—	$211,278
Equity securities (c)	17,780	17,780	17,780	—	—
Derivatives - Interest rate contracts (d)	14,150	14,150	—	14,150	—
Total assets	$241,227	$243,208	$17,780	$14,150	$211,278

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,988	$1,078,613	$—	$—	$1,078,613
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	26,700	26,700	—	—	26,700
Commercial paper program	380,000	380,000	—	—	380,000
Unsecured notes	4,129,520	3,418,985	—	—	3,418,985
Total liabilities	$5,779,208	$4,931,298	$—	$—	$4,931,298

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$907,269	$907,269	$—	$907,269	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

			Fair Value at December 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$54,707	$55,514	$—	$—	$55,514
Equity securities (c)	9,707	9,707	9,707	—	—
Derivatives - Interest rate contracts (d)	15,270	15,270	—	15,270	—
Total assets	$79,684	$80,491	$9,707	$15,270	$55,514

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,028,169	$909,041	$—	$—	$909,041
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,015	28,015	—	—	28,015
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	4,131,047	3,448,632	—	—	3,448,632
Total liabilities	$5,514,231	$4,712,688	$—	$—	$4,712,688

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$839,850	$839,850	$—	$839,850	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on September 30, 2023 and December 31, 2022. The Company currently classifies the investment as Level 1 in the fair value hierarchy. During the nine months ended September 30, 2023, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2023.

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

SEPTEMBER 30, 2023

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2024, the Company estimates that an additional $7.6 million will be reclassified as a decrease to Interest expense.

As of September 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	6	$369,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2023, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	$14,150	$15,270	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022	2023	2022
Three Months Ended September 30,
Interest rate products	$1,314	$5,048	$2,110	$313	$—	$—

Nine Months Ended September 30,
Interest rate products	$5,336	$13,988	$5,332	$28	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total amount of Interest expense presented on the Consolidated Statements of Operations	$44,664	$39,905	$133,519	$112,653

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2023	$14,150	$—	$14,150	$—	$—	$14,150

December 31, 2022	$15,270	$—	$15,270	$—	$—	$15,270
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
September 30, 2023	$—	$—	$—	$—	$—	$—

December 31, 2022	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $7.1 million and $6.7 million during the three months ended September 30, 2023 and 2022, respectively, and $22.8 million and $20.5 million during the nine months ended September 30, 2023 and 2022, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at September 30, 2023 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$139,143	$48,357
Wholly-owned — redevelopment (b)	8	35,253	69,747
Other unconsolidated investments:
Real estate technology investments (c)	-	50,931	45,069
Total		$225,327	$163,173
(a)	Represents UDR’s investment as of September 30, 2023.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of September 30, 2023, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held as of September 30, 2023. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2023 and 2022.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2023 and 2022, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2023	2022	2023	2022
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$119,203	$114,322	$351,822	$334,229
Mid-Atlantic Region	78,462	74,999	231,564	219,043
Northeast Region	79,958	74,857	225,868	208,950
Southeast Region	57,035	53,811	169,613	154,306
Southwest Region	37,872	36,801	113,139	106,220
Non-Mature Communities/Other	22,364	22,057	80,536	55,613
Total segment and consolidated lease revenue	$394,894	$376,847	$1,172,542	$1,078,361

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,106	$3,220	$8,837	$9,059
Mid-Atlantic Region	3,436	3,149	8,884	8,534
Northeast Region	2,095	2,295	5,282	5,232
Southeast Region	2,571	2,245	7,030	6,576
Southwest Region	1,813	1,647	4,795	4,337
Non-Mature Communities/Other	444	620	2,394	1,853
Total segment and consolidated other revenue	$13,465	$13,176	$37,222	$35,591

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$122,309	$117,542	$360,659	$343,288
Mid-Atlantic Region	81,898	78,148	240,448	227,577
Northeast Region	82,053	77,152	231,150	214,182
Southeast Region	59,606	56,056	176,643	160,882
Southwest Region	39,685	38,448	117,934	110,557
Non-Mature Communities/Other	22,808	22,677	82,930	57,466
Total segment and consolidated rental income	$408,359	$390,023	$1,209,764	$1,113,952

Reportable apartment home segment NOI
Same-Store Communities
West Region	$90,574	$87,095	$269,108	$256,265
Mid-Atlantic Region	55,921	53,317	165,552	156,286
Northeast Region	53,392	49,990	152,212	139,301
Southeast Region	40,667	37,854	121,018	108,904
Southwest Region	25,587	23,611	75,449	69,356
Non-Mature Communities/Other	12,515	13,151	47,541	33,394
Total segment and consolidated NOI	278,656	265,018	830,880	763,506
Reconciling items:
Joint venture management and other fees	1,772	1,274	4,464	3,778
Property management	(13,271)	(12,675)	(39,317)	(36,203)
Other operating expenses	(4,611)	(3,746)	(11,902)	(13,485)
Real estate depreciation and amortization	(167,551)	(166,781)	(505,776)	(497,987)
General and administrative	(15,159)	(15,840)	(49,091)	(47,333)
Casualty-related (charges)/recoveries, net	1,928	(901)	(3,362)	(1,210)
Other depreciation and amortization	(3,692)	(3,430)	(11,022)	(9,521)
Gain/(loss) on sale of real estate owned	—	—	325,885	—
Income/(loss) from unconsolidated entities	5,508	10,003	24,912	4,186
Interest expense	(44,664)	(39,905)	(133,519)	(112,653)
Interest income and other income/(expense), net	(3,069)	(7,495)	8,388	(6,934)
Tax (provision)/benefit, net	(428)	(377)	(2,013)	(1,032)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,554)	(1,533)	(27,137)	(2,684)
Net (income)/loss attributable to noncontrolling interests	(7)	(7)	(23)	(34)
Net income/(loss) attributable to UDR, Inc.	$32,858	$23,605	$411,367	$42,394
(a)	Same-Store Community population consisted of 52,291 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2023

(b)	Same-Store Community population consisted of 51,858 apartment homes.

The following table details the assets of UDR’s reportable segments as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,415,840	$4,363,452
Mid-Atlantic Region	3,295,218	3,245,297
Northeast Region	3,876,325	3,834,761
Southeast Region	1,572,392	1,521,489
Southwest Region	1,319,617	1,287,332
Non-Mature Communities/Other	1,439,232	1,317,741
Total segment assets	15,918,624	15,570,072
Accumulated depreciation	(6,117,312)	(5,762,501)
Total segment assets — net book value	9,801,312	9,807,571
Reconciling items:
Cash and cash equivalents	1,624	1,193
Restricted cash	30,831	29,001
Notes receivable, net	209,297	54,707
Investment in and advances to unconsolidated joint ventures, net	963,927	754,446
Operating lease right-of-use assets	191,499	194,081
Other assets	221,572	197,471
Total consolidated assets	$11,420,062	$11,038,470
(a)	Same-Store Community population consisted of 52,291 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At September 30, 2023, our consolidated real estate portfolio included 168 communities in 13 states plus the District of Columbia totaling 55,597 apartment homes. In addition, we have an ownership interest in 9,956 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,791 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2023, was 52,291 and 51,858, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2023:

		September 30, 2023			Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.6%	$1,365,350	96.8%	$3,065	96.3%	$3,005
San Francisco, CA	11	2,780	5.8%	924,484	96.3%	3,557	96.5%	3,493
Seattle, WA	14	2,702	6.9%	1,101,891	97.3%	2,824	97.1%	2,815
Los Angeles, CA	4	1,225	3.0%	480,064	95.9%	3,159	96.3%	3,147
Monterey Peninsula, CA	7	1,567	1.2%	195,801	96.4%	2,324	95.8%	2,266
Other Southern California	3	821	1.4%	223,948	96.7%	2,965	96.9%	2,863
Portland, OR	3	752	0.8%	124,302	96.7%	2,033	97.1%	2,023
Mid-Atlantic Region
Metropolitan D.C.	24	9,033	16.1%	2,570,660	97.2%	2,360	97.1%	2,314
Baltimore, MD	7	2,221	3.5%	559,523	95.6%	1,925	95.5%	1,897
Richmond, VA	4	1,359	1.0%	165,035	97.0%	1,892	96.8%	1,821
Northeast Region
Boston, MA	12	4,667	12.2%	1,935,676	96.3%	3,143	96.6%	3,127
New York, NY	6	2,318	9.9%	1,569,002	97.6%	4,780	97.8%	4,627
Philadelphia, PA	3	972	2.3%	371,647	96.7%	2,569	96.8%	2,558
Southeast Region
Tampa, FL	11	3,877	4.2%	669,993	96.6%	2,134	96.5%	2,119
Orlando, FL	11	3,493	3.5%	558,655	96.0%	1,942	96.1%	1,916
Nashville, TN	8	2,260	1.6%	248,278	96.5%	1,781	96.0%	1,763
Other Florida	1	636	0.6%	95,466	96.6%	2,409	96.4%	2,355
Southwest Region
Dallas, TX	14	5,813	6.2%	980,875	96.9%	1,792	96.6%	1,778
Austin, TX	4	1,272	1.2%	191,399	96.1%	1,942	96.4%	1,929
Denver, CO	1	218	0.9%	147,343	94.8%	3,676	95.5%	3,611
Total/Average Same-Store Communities	156	52,291	90.9%	14,479,392	96.7%	$2,542	96.6%	$2,499
Non-Mature, Commercial Properties & Other	12	3,306	8.2%	1,300,089
Total Real Estate Held for Investment	168	55,597	99.1%	15,779,481
Real Estate Under Development (b)	—	—	0.9%	139,143
Total Real Estate Owned	168	55,597	100.0%	15,918,624
Total Accumulated Depreciation				(6,117,312)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,801,312
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2023, the Company was developing two wholly-owned communities with a total of 415 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held as of September 30, 2023. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2023, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the three and nine months ended September 30, 2023, the Company repurchased 0.6 million shares of its common stock at an average price of $40.13 per share for total consideration of approximately $25.0 million under its share repurchase program.

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

During the remainder of 2023, we have approximately $0.4 million of secured debt maturing, inclusive of principal amortization, and $380.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2023	2022
Total real estate, net	$2,646,494	$2,353,509
Cash and cash equivalents	13	9
Operating lease right-of-use assets	192,594	195,296
Other assets	76,347	67,186
Total assets	$2,915,448	$2,616,000

Secured debt, net	$376,724	$187,537
Notes payable to UDR (a)	1,254,618	1,162,308
Operating lease liabilities	187,844	190,495
Other liabilities	146,372	118,103
Total liabilities	1,965,558	1,658,443
Total capital	$949,890	$957,557

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$143,726	$132,220	$413,766	$377,624
Property operating expenses	(61,954)	(55,744)	(179,123)	(149,373)
Real estate depreciation and amortization	(42,034)	(41,224)	(119,414)	(116,280)
Operating income/(loss)	39,738	35,252	115,229	111,971
Interest expense (a)	(14,483)	(9,193)	(39,236)	(28,294)
Other income/(loss)	2,055	1,604	4,470	9,161
Net income/(loss)	$27,310	$27,663	$80,463	$92,838
(a)	All $1.3 billion and $1.2 billion notes payable to UDR as of September 30, 2023 and December 31, 2022, respectively, and $12.1 million and $8.6 million of interest expense on notes payable to UDR for the three months ended September 30, 2023 and 2022, respectively, and $34.7 million and $26.8 million of interest expense on notes payable to UDR for the nine months ended September 30, 2023 and 2022, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022.

Operating Activities

For the nine months ended September 30, 2023, our Net cash provided by/(used in) operating activities was $613.6 million, compared to $602.6 million for the comparable period in 2022. The increase in cash flow from operating activities was primarily due to an increase in net operating income, primarily driven by higher revenue per occupied home, and NOI from additional operating communities, partially offset by a decrease in operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2023, Net cash provided by/(used in) investing activities was $(216.2) million, compared to $(838.7) million for the comparable period in 2022. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, an increase in proceeds from sales of real estate, a decrease in spend for development of real estate assets and a decrease in cash investments in unconsolidated joint ventures, partially offset by an increase in capital expenditures, a decrease in distributions received from unconsolidated joint ventures and partnerships, and an increase from the net issuance of notes receivable during the current period compared to the prior year period.

Acquisitions

In February 2023, the Company took title to a 136 apartment home operating community located in San Francisco, California, through a foreclosure proceeding. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

In August 2023, the Company acquired a portfolio of six operating communities totaling 1,753 apartment homes, which included four operating communities in Dallas, Texas and two operating communities in Austin, Texas, for a purchase price of $354.6 million. The Company acquired the portfolio with a combination of cash, the assumption of six mortgage loans with an outstanding principal balance of approximately $209.4 million (fair value of $191.7 million), and the issuance of 3.6 million OP Units to the seller valued at $141.4 million. The OP Units were valued based on the closing price per share of UDR’s common stock on the date of acquisition in accordance with GAAP. The Company increased its real estate assets owned by approximately $344.8 million, recorded $9.8 million of in-place lease intangibles, and recorded a $17.6 million debt discount in connection with the below-market debt assumed.

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

For the nine months ended September 30, 2023, total capital expenditures of $228.6 million, or $4,203 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $154.7 million, or $2,894 per stabilized home, for the comparable period in 2022.

The increase in total capital expenditures was primarily due to:

●	an increase of 89.2%, or $49.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;
●	an increase of 29.1%, or $14.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 18.3%, or $8.9 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2023 and 2022 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Turnover capital expenditures	$13,186	$12,214	8.0%	$242	$229	5.7%
Asset preservation expenditures	44,020	36,133	21.8%	809	676	19.7%
Total recurring capital expenditures	57,206	48,347	18.3%	1,052	905	16.2%
NOI enhancing improvements (a)	62,071	48,092	29.1%	1,141	900	26.8%
Major renovations (b)	105,814	55,921	89.2%	1,945	1,046	85.9%
Operations platform	3,534	2,321	52.3%	65	43	51.2%
Total capital expenditures (c)	$228,625	$154,681	47.8%	$4,203	$2,894	45.2%
Repair and maintenance expense	$72,039	$63,633	13.2%	$1,324	$1,191	11.2%
Average home count (d)	54,394	53,439	1.8%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2023, our development pipeline consisted of two wholly-owned communities totaling 415 apartment homes, none of which have been completed, with a budget of $187.5 million, in which we have a gross carrying value of $139.1 million. The remaining homes are estimated to be completed during the second quarter of 2024.

At September 30, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2023:

●	we made cash investments totaling $27.8 million in our unconsolidated joint ventures and partnerships;

●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $24.9 million; and
●	we received cash distributions of $21.3 million, of which $12.0 million were operating cash flows and $9.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2023 and 2022.

Financing Activities

For the nine months ended September 30, 2023, our Net cash provided by/(used in) financing activities was $(395.1) million, compared to $237.5 million for the comparable period of 2022.

The following significant financing activities occurred during the nine months ended September 30, 2023:

●	net proceeds of $80.0 million on our unsecured commercial paper program;
●	repurchase of 0.6 million common shares for approximately $25.0 million;
●	payment of $25.9 million of distributions to redeemable noncontrolling interests; and
●	payment of $401.7 million of distributions to our common stockholders.

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

As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.3 million of letters of credit at September 30, 2023), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2023, we had $26.7 million of outstanding borrowings under the Working Capital Credit Facility, leaving $48.3 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2023.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2023, we had issued $380.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.59%, leaving $320.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $433.7 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2023. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2023 would increase by $3.7 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by/(used in) operating activities	$613,593	$602,638
Net cash provided by/(used in) investing activities	(216,225)	(838,659)
Net cash provided by/(used in) financing activities	(395,107)	237,498

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $31.6 million ($0.10 per diluted share) for the three months ended September 30, 2023, as compared to $22.5 million ($0.07 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $13.6 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by an increase in property operating expenses; and
●	an increase in interest income and other income/(expense), net of $4.4 million primarily due to an increase in interest income during the three months end September 30, 2023, due to an increase in the Company’s notes receivable balance, as compared to the same period in 2022. The unrealized losses from our direct investment in SmartRent during the three months ended September 30, 2023 were $(8.3) million, as compared to $(8.5) million for the same period in 2022.

This was partially offset by:

●	a decrease in income from unconsolidated entities of $4.5 million primarily due to a $5.2 million gain recognized from the consolidation of a joint venture for the three months ended September 30, 2022, partially offset by $(0.9) million of investment income/(loss) from RETV I during the three months ended September 30, 2023, as compared to $(1.5) million of investment income/(loss) from RETV I during the three months ended September 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments; and
●	an increase in interest expense of $4.8 million primarily due to an increase in average interest rates and higher overall debt balances during the three months ended September 30, 2023, as compared to the same period in 2022.

Net income/(loss) attributable to common stockholders was $407.7 million ($1.24 per diluted share) for the nine months ended September 30, 2023, as compared to $39.1 million ($0.12 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $325.9 million from the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023, as compared to no gains recognized on the sale of real estate during the nine months ended September 30, 2022;
●	an increase in total property NOI of $67.4 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by a decrease in weighted average physical occupancy and an increase in property operating expenses;
●	an increase in income from unconsolidated entities of $20.7 million primarily due to $(0.1) million of investment income/(loss) from RETV I during the nine months ended September 30, 2023, as compared to $(28.0) million of investment income/(loss) from RETV I during the nine months ended September 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community and a $5.2 million gain recognized from the consolidation of a joint venture for the nine months ended September 30, 2022; and
●	an increase in interest income and other income/(expense), net of $15.3 million primarily due to $(0.3) million of investment income/(loss) from our direct investment in SmartRent during the nine months ended September 30, 2023, as compared to $(15.2) million during the nine months ended September 30, 2022, and higher interest income from our notes receivables, partially offset by a $5.9 million gain from the sale of a technology investment in 2022.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $24.5 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023, as compared to none in the same period of 2022; and
●	an increase in interest expense of $20.9 million primarily due to an increase in average interest rates and higher overall debt balances during the nine months ended September 30, 2023, as compared the same period in 2022.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
*	2023	2022	% Change	2023	2022	% Change
Same-Store Communities:
Same-Store rental income	$385,551	$367,346	5.0%	$1,126,834	$1,056,486	6.7%
Same-Store operating expense (c)	(119,410)	(115,479)	3.4%	(343,495)	(326,374)	5.2%
Same-Store NOI	266,141	251,867	5.7%	783,339	730,112	7.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	3,955	1,602	NM *	18,547	4,861	NM *
Acquired communities NOI	2,312	—	N/A	2,312	—	N/A
Development communities NOI	1,227	(419)	NM *	813	(941)	NM *
Non-residential/other NOI (e)	5,021	4,668	7.6%	12,638	8,804	43.5%
Sold and held for disposition communities NOI	—	7,300	(100.0)%	13,231	20,670	(36.0)%
Total Non-Mature Communities/Other NOI	12,515	13,151	(4.8)%	47,541	33,394	42.4%
Total property NOI	$278,656	$265,018	5.1%	$830,880	$763,506	8.8%

* Not meaningful

(a)	Same-Store consists of 52,291 apartment homes.
(b)	Same-Store consists of 51,858 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income/(loss) attributable to UDR, Inc.	$32,858	$23,605	$411,367	$42,394
Joint venture management and other fees	(1,772)	(1,274)	(4,464)	(3,778)
Property management	13,271	12,675	39,317	36,203
Other operating expenses	4,611	3,746	11,902	13,485
Real estate depreciation and amortization	167,551	166,781	505,776	497,987
General and administrative	15,159	15,840	49,091	47,333
Casualty-related charges/(recoveries), net	(1,928)	901	3,362	1,210
Other depreciation and amortization	3,692	3,430	11,022	9,521
(Gain)/loss on sale of real estate owned	—	—	(325,885)	—
(Income)/loss from unconsolidated entities	(5,508)	(10,003)	(24,912)	(4,186)
Interest expense	44,664	39,905	133,519	112,653
Interest income and other (income)/expense, net	3,069	7,495	(8,388)	6,934
Tax provision/(benefit), net	428	377	2,013	1,032
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,554	1,533	27,137	2,684
Net income/(loss) attributable to noncontrolling interests	7	7	23	34
Total property NOI	$278,656	$265,018	$830,880	$763,506

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2022 (for quarter-to-date comparison) and January 1, 2022 (for year-to-date comparison) and held on September 30, 2023 consisted of 52,291 and 51,858 apartment homes and provided 95.5% and 94.3% of our total NOI for the three and nine months ended September 30, 2023, respectively.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

NOI for our Same-Store Community properties increased 5.7%, or $14.3 million, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in property NOI was attributable to a 5.0%, or $18.2 million, increase in property rental income, partially offset by a 3.4%, or $3.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 4.4%, or $15.0 million, increase in rental rates, an 8.2%, or $3.3 million, increase in reimbursement and ancillary and fee income, and a $1.4 million decrease in bad debt based on probability of collection, partially offset by a $1.4 million increase in concessions. Weighted average physical occupancy remained the same at 96.7% and total monthly income per occupied home increased by 5.0% to $2,542.

The increase in operating expenses was primarily driven by an 8.0%, or $1.8 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that turned as well as the impact of inflation on those third party vendor costs and weather related events, a 6.6%, or $1.0 million, increase in personnel costs, and a 7.4%, or $1.2 million, increase in utilities, which was primarily due an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 69.0% and 68.6% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

NOI for our Same-Store Community properties increased 7.3%, or $53.2 million, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in property NOI was attributable to a 6.7%, or $70.3 million, increase in property rental income, partially offset by a 5.2%, or $17.1 million, increase in operating expenses. The increase in property rental income was primarily driven by a 7.4%, or $72.5 million, increase in rental rates and a 6.2%, or $7.1 million, increase in reimbursement and ancillary and fee income, partially offset by a $3.0 million increase in bad debt based on probability of collection, a $3.8 million increase in occupancy loss, and a $2.7 million increase in concessions. Weighted average physical occupancy decreased by 0.3% to 96.6% and total monthly income per occupied home increased by 7.0% to $2,499.

The increase in operating expenses was primarily driven by an 11.4%, or $7.0 million, increase in repair and maintenance expense due to the increased use of third party vendors as a result of an increase in the number of homes that were turned as well as the impact of inflation on those third party vendor costs and weather related events, a 12.3%, or $5.4 million, increase in utilities, which was primarily due an increase in energy costs, and a 3.2%, or $4.2 million, increase in real estate taxes due to higher assessed valuations, partially offset by a $1.5 million decrease in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program.

The operating margin (property net operating income divided by property rental income) was 69.5% and 69.1% for the nine months ended September 30, 2023 and 2022, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

The remaining 4.5%, or $12.5 million, of our total NOI during the three months ended September 30, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 4.8%, or $0.6 million, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily attributable to a $7.3 million decrease in sold and held for disposition communities NOI due to the partial sale of four operating communities in 2023, partially offset by a $4.0 million increase in stabilized, non-mature and development communities NOI due to development communities completed in 2022 and 2023, and a $2.3 million increase in acquired communities NOI.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

The remaining 5.7%, or $47.5 million, of our total NOI during the nine months ended September 30, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 42.4%, or $14.1 million, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily attributable to a $13.7 million increase in stabilized, non-mature communities NOI due to development communities completed in 2022 becoming stabilized, a $3.8 million increase in non-residential/other NOI due to changes in straight-line rent as a result of a decrease in tenant rent concessions and a $2.3 million increase in acquired communities NOI, partially offset by a $7.4 million decrease in sold and held for disposition communities NOI due to the partial sale of four operating communities in 2023.

Gain/(loss) on sale of real estate owned

For the nine months ended September 30, 2023, the Company recognized gain/(loss) on sale of real estate owned of $325.9 million compared to no gain/(loss) on sale of real estate owned for the nine months ended September 30, 2022. The increase in 2023 as compared to 2022 was attributable to the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2023 and 2022, the Company recognized income/(loss) from unconsolidated entities of $5.5 million and $10.0 million, respectively. The decrease in 2023 as compared to 2022 was primarily attributable to a $5.2 million gain recognized from the consolidation of a joint venture for the three months ended September 30, 2022, partially offset by $(0.9) million of investment income/(loss) from RETV I during the three months ended September 30, 2023 as compared to $(1.5) million of investment income/(loss) from RETV I during the three months ended September 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments.

For the nine months ended September 30, 2023 and 2022, the Company recognized income/(loss) from unconsolidated entities of $24.9 million and $4.2 million, respectively. The increase in 2023 as compared to 2022 was primarily attributable to $(0.1) million of investment income/(loss) from RETV I during the nine months ended September 30, 2023 as compared to $(28.0) million of investment income/(loss) from RETV I during the nine months ended September 30, 2022, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, and an increase in income from our preferred equity investments, partially offset by $10.6 million of net variable upside participation recorded on the sale of a DCP community and a $5.2 million gain recognized from the consolidation of a joint venture for the nine months ended September 30, 2022.

Interest expense

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense of $44.7 million and $39.9 million, respectively. The increase in 2023 as compared to 2022 was primarily due to an increase in average interest rates and higher overall debt balances for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $133.5 million and $112.7 million, respectively. The increase in 2023 as compared to 2022 was primarily due to an increase in average interest rates and higher overall debt balances for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Interest income and other income/(expense), net

For the three months ended September 30, 2023 and 2022, the Company recognized interest income and other income/(expense), net of $(3.1) million and $(7.5) million, respectively. The decrease in expense in 2023 as compared to 2022 was primarily due to an increase in interest income during the three months end September 30, 2023, due to an increase in the Company’s notes receivable balance, as compared to the same period in 2022.

For the nine months ended September 30, 2023 and 2022, the Company recognized interest income and other income/(expense), net of $8.4 million and $(6.9) million, respectively. The increase in 2023 as compared to 2022 was primarily due to $(0.3) million of investment income/(loss) from our direct investment in SmartRent during the nine months ended September 30, 2023, as compared to $(15.2) million during the nine months ended September 30, 2022, and higher interest income from our notes receivables, partially offset by a $5.9 million gain from the sale of a technology investment in 2022.

Noncontrolling Interest

For the nine months ended September 30, 2023 and 2022, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $27.1 million and $2.7 million, respectively. The increase in 2023 as compared to 2022 was primarily attributed to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023, as compared to none in the same period of 2022.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and nine months ended September 30, 2023.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income/(loss) attributable to common stockholders	$31,637	$22,499	$407,741	$39,087
Real estate depreciation and amortization	167,551	166,781	505,776	497,987
Noncontrolling interests	2,561	1,540	27,160	2,718
Real estate depreciation and amortization on unconsolidated joint ventures	13,149	7,457	29,329	22,570
Net gain on the sale of depreciable real estate owned, net of tax	—	—	(324,770)	—
FFO attributable to common stockholders and unitholders, basic	$214,898	$198,277	$645,236	$562,362
Distributions to preferred stockholders — Series E (Convertible)	1,221	1,106	3,626	3,307
FFO attributable to common stockholders and unitholders, diluted	$216,119	$199,383	$648,862	$565,669
Income/(loss) per weighted average common share, diluted	$0.10	$0.07	$1.24	$0.12
FFO per weighted average common share and unit, basic	$0.61	$0.57	$1.84	$1.64
FFO per weighted average common share and unit, diluted	$0.61	$0.57	$1.83	$1.63
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	351,271	346,175	350,534	341,892
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	354,620	350,078	353,890	346,061

Impact of adjustments to FFO:
Variable upside participation on DCP, net	$—	$—	$(204)	$(10,622)
Legal and other	364	10	(894)	1,493
Realized (gain)/loss on real estate technology investments, net of tax	520	376	1,372	(7,748)
Unrealized (gain)/loss on real estate technology investments, net of tax	7,411	9,589	(1,551)	45,896
Casualty-related charges/(recoveries), net	(1,928)	901	3,362	1,210
Total impact of adjustments to FFO	$6,367	$10,876	$2,085	$30,229
FFOA attributable to common stockholders and unitholders, diluted	$222,486	$210,259	$650,947	$595,898

FFOA per weighted average common share and unit, diluted	$0.63	$0.60	$1.84	$1.72

Recurring capital expenditures	(27,139)	(20,383)	(60,784)	(50,598)
AFFO attributable to common stockholders and unitholders, diluted	$195,347	$189,876	$590,163	$545,300

AFFO per weighted average common share and unit, diluted	$0.55	$0.54	$1.67	$1.58

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	351,271	346,175	350,534	341,892
Weighted average number of OP/DownREIT Units outstanding	(22,511)	(21,474)	(21,699)	(21,514)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	328,760	324,701	328,835	320,378

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	354,620	350,078	353,890	346,061
Weighted average number of OP/DownREIT Units outstanding	(22,511)	(21,474)	(21,699)	(21,514)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,908)	(2,918)	(2,908)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	329,201	325,686	329,283	321,629

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2023, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2023, approximately 72.5% of our total NOI was generated from communities located in Metropolitan D.C. (15.1%), Boston, MA (11.0%), Orange County, CA (11.0%), the San Francisco Bay Area, CA (8.2%), Dallas, TX (7.8%), New York, NY (7.6%), Seattle, WA (6.3%) and Tampa, FL (5.5%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. We may require guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants have experienced in the past, and may experience in the future, financial distress or bankruptcy, or may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, or at all, which could cause us to delay or even abandon potential acquisitions;
●	even if we are able to finance an acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates, rental rates and expenses may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collections and or rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business in the future.

State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes or fees, or may enact new taxes or fees, in order to increase revenue in connection with an epidemic, pandemic or other health crisis, which has in the past increased, and may in the future increase, our expenses. Our development and construction projects, including those in our Developer Capital Program, also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis. An epidemic, pandemic or other health crisis, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Developer Capital Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities, borrowers, or joint venture partners, among others. As a result, bankruptcies or defaults by these counterparties or their subcontractors have resulted in, and in the future could result in, services not being provided as expected, projects not being completed on time, on budget, or at all, or contractual obligations to us not being satisfied. Further, volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended. Either circumstance could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2023, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $963.9 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due or our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The cost of insuring our apartment communities and our operations is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties and our operations with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that insure us may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies or other changes in insurance markets in general may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, increase the costs to renew or replace our insurance policies, cause us to self-insure a portion of the risk, or increase the cost of insuring properties.

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

Mezzanine Loan or Other Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or loans that are not secured. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property and unsecured loans involve higher risk by virtue of being unsecured. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine or other loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC and the state of California, and the activities and expense required to comply with new laws, regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2023, we had approximately $433.7 million of variable rate indebtedness outstanding, which constitutes approximately 7.5% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt and to pay dividends or distributions will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

●	the national and local economies;
●	local real estate market conditions, such as an oversupply of apartment homes;
●	tenants’ or prospective tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
●	our ability to provide adequate management, maintenance and insurance;
●	rental expenses, including real estate taxes and utilities;
●	competition from other apartment communities or alternative housing options;

●	changes in interest rates and the availability of financing;
●	changes in governmental regulations and the related costs of compliance; and
●	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing.

Expenses associated with our investment in an apartment community, such as debt service, real estate taxes, insurance, labor costs and maintenance costs, are generally not reduced when circumstances cause a reduction in revenue from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgage holder.

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

During the three months ended September 30, 2023, we issued 17,471 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended September 30, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,350	$37.31	2,350	12,650
July 1, 2023 through July 31, 2023	—	—	—	12,650
August 1, 2023 through August 31, 2023	623	40.13	623	12,027
September 1, 2023 through September 30, 2023	—	—	—	12,027
Balance as of September 30, 2023	2,973	$37.90	2,973	12,027
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2023:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2023 through July 31, 2023	—	$—	N/A	N/A
August 1, 2023 through August 31, 2023	—	—	N/A	N/A
September 1, 2023 through September 30, 2023	—	—	N/A	N/A
Total	—	$—
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 27, 2023	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)