Form 10-K
period 2023-12-31
UDR, Inc.
filed 2024-02-20
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2023 was approximately $5.5 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 16, 2024, there were 329,224,105 shares of UDR, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.
●	The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions.
●	We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases.
●	We Face Risks Related to Inflation/Deflation.
●	Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.
●	We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.
●	Competition Could Adversely Affect Our Ability to Acquire Properties.
●	Development and Construction Risks Could Impact Our Profitability.
●	An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
●	Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance.

●	We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance.
●	The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values.
●	A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation.
●	Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock.
●	Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.
●	Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders.
●	Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets.
●	Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Common Stock.
●	We Would Incur Adverse Tax Consequences if We Failed to Qualify as a REIT.
●	Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock.
●	We May Change the Dividend Policy for Our Common Stock in the Future.
●	Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company Restrict the Transferability of Our Stock and May Prevent Takeovers That are Beneficial to Our Stockholders.

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities in targeted markets located in the United States. At December 31, 2023, our consolidated real estate portfolio consisted of 168 communities located in 21 markets, consisting of 55,550 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2023, the Company was developing two wholly-owned communities totaling 415 homes, of which 56 have been completed.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2023, we declared total distributions of $1.68 per common share and paid dividends of $1.64 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2023	2023
First Quarter	$0.4200	$0.3800
Second Quarter	0.4200	0.4200
Third Quarter	0.4200	0.4200
Fourth Quarter	0.4200	0.4200
Total	$1.6800	$1.6400

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

As of December 31, 2023, there were 189.9 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.4 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of December 31, 2023, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.4 million, or 66.0%, were owned by UDR and its subsidiaries and 11.0 million, or 34.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

Human Capital Management

As of December 31, 2023, our team at UDR comprises 1,397 full-time associates and 13 part-time associates, all of whom are dedicated to the success of our organization. Within this workforce, 991 associates are focused on roles directly associated with our communities, while the remaining associates contribute to various corporate functions. Our commitment to social responsibility extends to the entire employee lifecycle, encompassing recruitment, onboarding, development, engagement, and retention. Our overarching objective is to enhance the associate experience, foster diversity, and maintain a motivated workforce that fuels our growth and talent retention. This dedication to our UDR culture and values directly influences improved engagement, productivity, and the overall success of our organization.

Our UDR culture is defined by choice, transparency, and trust, empowering our associates to make decisions that align with their individual interests and benefit the Company as a whole. By prioritizing and enhancing the associate experience, we hope to enhance engagement levels, leading to increased customer satisfaction, higher employee retention, and superior results. We report to our Board of Directors at least annually with respect to our human capital initiatives, including evaluations and analyses.

Associate Compensation

Attracting, nurturing, and retaining top-tier, diverse talent across our organization is essential to our long-term success. An integral part of this process is our commitment to fair and attractive compensation practices. We continue to utilize our compensation market data tool that enables us to access near real-time market insights. This tool has been helpful in helping us to make informed decisions and adjust our salary ranges accordingly, helping us to remain competitive and attract and retain top talent. By staying up-to-date with the latest trends in the job market, we seek to provide fair and competitive compensation packages to our associates. We also conduct annual assessments of pay equity across various dimensions, such as gender, age, and ethnicity, for each job title. Our compensation programs are designed to include performance-driven bonuses. These metrics are presented annually to our executive leadership and Board of Directors for oversight purposes.

Associate Growth and Development

We firmly believe that frequent training is essential for associate job satisfaction, effectiveness, career progression, and retention. New associates participate in a comprehensive two-day onboarding process that covers our culture, values, mission, and administrative procedures. We offer a wide range of training opportunities tailored to individual needs.

In addition to mandatory regulatory training (e.g., harassment, cybersecurity, fair housing), associates can opt to receive management development training through programs like the ULEAD and the Level Up! Career Mobility Programs. These initiatives equip our associates with valuable skills for career advancement. In total, over 6,000 courses are available to our associates, spanning topics such as leasing skills, property maintenance, customer service, project management, and system applications. In 2023, our associates collectively invested 13,924 hours in training, averaging 10 hours per full time associate. We also implemented improved controls around timely completion of required courses. By the end of 2023, 95% of associates had completed annual technology IT security training, while 95% had completed fair housing, harassment, diversity and inclusion, and business ethics training.

Certifications play a crucial role in career progression in the apartment industry. We actively encourage our associates to pursue professional certifications that align with their interests and benefit the Company. These certifications range from master's degree programs to certified property manager programs to technical licenses. We offer partial tuition reimbursement to support associates in attaining these certifications. Each UDR associate participates in an annual performance review with their direct supervisor, providing feedback on career development and engagement levels.

Additionally, in 2023, the Company hired a Vice President of Organizational Development and Succession Planning. Organizational development and succession planning are critical components of the Company's long-term strategy as they help UDR to have the right talent in the right positions to drive success and growth.

Diversity and Inclusion

We prioritize respect, fairness, and the promotion of diverse perspectives, which contribute to our Company's growth and success. Our commitment extends to fostering a diverse and inclusive workplace environment that facilitates the development and advancement of all associates.

As of December 31, 2023, our workforce is comprised of 60% male and 40% female associates, with an ethnic composition of 53% White, 26% Hispanic/Latino, 13% Black, 2% Asian, and 6% Other. Our management team (including resident services managers and more senior job classifications) reflects a gender balance of 57% male and 43% female, with an ethnic breakdown of 61% White and 39% non-White. Over the three-year period ending December 31, 2023, 520 promotions occurred, with 48% of those promoted to resident services manager, director, or more senior job classifications being female and 26% non-White.

We provide resources, webinars, trainings, workshops, and tools to educate our associates on DEI-related topics. Our commitment to promoting diversity and inclusion remains as we strive to create a healthy and diverse work environment and attract candidates from all backgrounds, ethnicities, and genders.

Associate Engagement and Outreach

Throughout 2023, we placed greater emphasis on increasing associate engagement and focused efforts on achieving this goal.  We implemented a quarterly pulse survey program and several measures aimed at improving communication, making data-driven decisions, and promoting collaboration between our operations and corporate teams. Centralizing information, creating an HR Monthly Newsletter, and initiating internal publications and recognition programs for associates were among the initiatives we undertook to facilitate better communication and foster a sense of community.

The quarterly pulse surveys we implemented in 2023 give us valuable insights into associate engagement, views on UDR culture, and work-life balance, among other key performance indicators. We find these surveys to be incredibly helpful and plan to continue conducting them to receive ongoing feedback.

We believe that our associates should be active in their communities, and we support their efforts. In 2023, UDR provided 1,041 hours of paid time off to associates for volunteer work with over 20 local organizations. We also organized food, clothing, and blood drives, as well as initiatives to promote non-profit organizations and causes, fostering a culture of giving back.

Employee Health, Wellness and Benefits

The health, wellness, and safety of our associates are paramount to UDR. We maintain an inclusive culture by prioritizing the well-being of our associates. Our monthly Wellness Newsletter covers a range of topics, including preventative care, fitness, mental health, and healthy eating habits.

In 2023, we reduced the benefits waiting period from two months to one month. In addition, we enhanced our behavioral health support mobile application, providing associates with 24/7 access to a care team of coaches and mental health professionals via text-based chats and self-guided activities at no additional cost to associates. This program was also expanded in 2023 to provide support to teen-age children for parents with teen-aged children. Finally, a new associate resource program was introduced, providing our associates with a comprehensive set of tools to assist them in every aspect of their life. This resource provides professional counseling and expert referrals for a wide array of personal and work-related concerns.

Our commitment to associate benefits is underscored by a third-party benefits survey, conducted in 2023, where 77% of respondents believed that UDR offered benefits meeting their needs. Utilizing feedback from this survey and our engagement survey, we enhanced the Lifestyle Spending Account. The Lifestyle Spending Account provides flexibility by allowing associates to allocate $1,000 annually to various health, wellness, and lifestyle categories. Furthermore, we implemented a 401(k) auto-enrollment for new hires at 3% of their salary that started in January 2024. We also provide a comprehensive set of employee benefits, including health, dental, and vision insurance coverage for all associates.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2022, and held as of December 31, 2023. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities in a sustainable manner to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

●	own and operate a diversified portfolio of apartments in targeted markets in the United States, which are characterized by strong total income growth, high working age population growth, relatively robust rental versus single-family home affordability and favorable demand/supply ratio for multifamily housing, thus enhancing stability and predictability of returns to our stockholders;
●	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;
●	empower site associates to manage our communities efficiently and effectively;
●	measure and reward associates based on specific performance targets; and
●	manage our capital structure with the intent of lowering our relative cost of capital to enhance profitability and predictability of liquidity, earnings and dividends.

2023 Highlights

Commitment to Shareholders

● In July 2023, the Company marked its 51st year as a REIT and, in October 2023, paid its 204th consecutive quarterly dividend. The Company’s annualized declared 2023 dividend of $1.68 represented a 10.5% increase over the previous year.

Property Operations

●

Net income attributable to common stockholders was $439.5 million as compared to $82.5 million in the prior year. The increase was primarily driven by higher gains from dispositions of real estate, higher total net operating income (“NOI”), and higher interest income and other income/(expense) primarily due to realized and unrealized gains from our direct investment in SmartRent, Inc. (“SmartRent”) and higher interest income driven by higher notes receivable balances. These were partially offset by higher depreciation expense primarily due to communities acquired and completion of developments in 2023 and 2022, and higher interest expense primarily due to higher average interest rates and higher overall debt balances.

●	Total revenues increased 7.3% over the prior year primarily due to overall market rent growth and communities acquired and completion of developments during 2023 and 2022, partially offset by dispositions of real estate in 2023.
●	We achieved Same-Store revenue growth of 5.6% and Same-Store NOI growth of 6.0%.

Investing and Developments

● We acquired six operating communities located in Dallas, Texas, and Austin, Texas, for approximately $354.6 million.

●	We contributed four wholly-owned operating communities to a newly formed joint venture in exchange for a 51.0% interest in the venture. We received approximately $247.9 million in cash proceeds from our joint venture partner at formation and we recognized gains of $325.9 million from the partial sale of the operating communities. The joint venture also acquired an operating community located in Norwood, Massachusetts, from a third party for $114.3 million.

● We completed the development of one community located in Washington, D.C., with a total of 300 apartment homes.

● We recognized a gain of $25.3 million from the sale of an operating community located in Hillsboro, Oregon.

● We funded an additional $21.8 million to two of our Developer Capital Program preferred equity investments.

● We funded an additional $85.3 million to five of our notes receivable investments.

Balance Sheet

● We amended our Working Capital Credit Facility to extend the maturity date from January 12, 2024 to January 12, 2025, plus a one-year extension option.

● We repurchased 0.6 million shares of common stock for approximately $25.0 million.

ESG Report

We published our 2023 ESG Report on our website, which discloses our environmental and social initiatives, programs, and performance. The report’s ESG disclosures were, to the extent applicable, prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s activities in 2023.

Our Strategic Vision

Our strategic vision is to be the multifamily public REIT of choice for investors. We intend to realize this vision by executing on our strategic objectives, which are:

1.	Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities
2.	Maintaining a Strong Balance Sheet
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Striving for High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience, lessens the market risk associated with owning a homogenous portfolio, and provides more opportunities for accretive external growth when appropriate. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 168 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations;
●	our communities that are located proximate to each other within a market provide enhanced economics; and
●	our mix of urban/suburban communities is approximately 31%/69% and our mix of A/B quality properties is approximately 44%/56%.

We are focused on increasing our presence in markets with favorable job formation and income growth, high propensity to rent, strong relative affordability for rental versus homeownership, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	high working age population growth, relatively robust rental versus single-family home affordability, measured long-term new supply growth, overall potential for strong total income growth;

●	the tax and regulatory environment of the market in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	our climate assessments for the market and sub-market in which the property is located;
●	construction quality, condition and design of the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2023		2022	2021	2020	2019
Homes acquired	1,889	(a)	433	5,426	1,642	7,079
Homes disposed	1,604	(b)	90	651	599	—
Homes owned at December 31,	55,550		54,999	53,229	48,283	47,010
Total real estate owned, at cost	$16,023,859		$15,570,072	$14,740,803	$13,071,472	$12,602,101
(a)	Excludes 173 apartment homes related to the consolidation of a joint venture that owns one operating community. In January 2024, the Company acquired the remaining interest in the operating community from the joint venture.
(b)	Includes 1,328 apartment homes from the partial sale of four operating communities to a newly formed joint venture.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2023, the Company was developing two wholly-owned communities located in Addison, Texas and Tampa, Florida, totaling 415 homes, of which 56 have been completed, with a budget of $187.5 million, in which we have an investment of $160.4 million. The communities are estimated to be completed in the second quarter of 2024.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2023, we incurred $123.3 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Consistently Driving Operational Excellence

Investment in new technologies continues to drive operating efficiencies in our business and helps us to better meet the changing needs of our business and our residents. Our residents can conduct business with us 24 hours a day, 7 days a week, including completing online leasing applications and renewals and submitting maintenance or other requests throughout our portfolio using our web-based resident internet portal or, increasingly, a smart-device application.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

●	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
●	scalable operating and support systems, which include automated systems to meet the changing needs of our residents and to effectively focus on our internet-based marketing efforts;
●	access to diversified sources of capital;
●	geographic diversification with a presence in 21 markets across the country; and
●	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to improve lease management, improve expense control, increase resident retention efforts and align employee incentive plans with metrics that impact our bottom-line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.

Communities

At December 31, 2023, our consolidated real estate portfolio included 168 communities with a total of 55,550 completed apartment homes. The overall quality of our portfolio generally enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2023, the Company was developing two wholly-owned communities located in Addison, Texas, and Tampa, Florida, totaling 415 homes, of which 56 have been completed, with a budget of $187.5 million, in which we have an investment of $160.4 million. The communities are estimated to be completed in the second quarter of 2024.

At December 31, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Net income attributable to common stockholders was $439.5 million as compared to $82.5 million in the prior year. The increase was primarily driven by higher gains from dispositions of real estate, higher total NOI, and higher interest income and other income/(expense) primarily due to realized and unrealized gains from our direct investment in SmartRent, Inc. (“SmartRent”) and higher interest income driven by higher notes receivable balances, partially offset by higher depreciation expense due to communities acquired and completion of developments in 2023 and 2022, and higher interest expense primarily due to higher average interest rates and higher overall debt balances.

For the year ended December 31, 2023, our Same-Store NOI increased by $58.8 million compared to the prior year. Our Same-Store Community properties provided 93.1% of our total NOI for the year ended December 31, 2023. The increase in NOI for the 51,368 Same-Store apartment homes, or 92.5% of our portfolio, was primarily driven by an increase in market rental rates, an increase in reimbursement, ancillary and fee income and a decrease in insurance expense, partially offset by the impact from rent concessions, higher bad debt, higher vacancy loss, higher repair and maintenance expense, higher utility expense and higher real estate tax expense.

Revenue growth in 2024 may be impacted by adverse developments affecting the general economy, inclusive of economic conditions as a result of a recession, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2023.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2023, approximately 73.3% of our total NOI was generated from communities located in Metropolitan D.C. (14.9%), Boston, MA (11.3%), Orange County, CA (10.9%), Dallas, TX (8.6%),the San Francisco Bay Area, CA (8.2%), New York, NY (7.7%), Seattle, WA (6.3%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Risks Related to Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy has recently experienced high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may, absent other factors, enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser or to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

●	a significant portion of the proceeds from some property sales may be held by intermediaries in order for such sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and
●	federal tax laws limit our ability to profit on the sale of communities or interests in communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents. Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities, condominiums and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area, including new supply, could adversely affect our ability to lease apartment homes and increase or maintain rents, which could materially and adversely affect our results of operations and financial condition.

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

An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, which have impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, and measures to prevent the spread of such an event, could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions, including eviction moratoriums, shelter-in-place orders, prohibitions or limits on charging certain fees, and limitations on collections and or rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how any rent relief programs will impact our business in the future.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2023, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $952.9 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions that we believe are comparable to similarly situated companies, including within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses that may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the Federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, among others, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance.

Risk of Litigation. From time to time, we are involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we are currently a defendant in a consolidated class action lawsuit and a lawsuit filed by the District of Columbia involving RealPage, which is one of our vendors. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Additionally, litigation may result in substantial costs and expenses and significantly divert the attention of management.

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

Mezzanine Loan or Other Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property, which may be under development, or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property, which may be under development, or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property, which may be under development, or loans that are not secured. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property and unsecured loans involve higher risk by virtue of being unsecured. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine or other loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Further, foreclosing on our security interest may be delayed or otherwise impacted by the existence of the senior loan, the senior lender’s decision regarding whether to enforce its remedies, or the timing of the senior lender’s foreclosure or enforcement of other remedies with respect to such loan. If there is a default on the senior debt or an inability to refinance the senior debt, we may contribute additional capital or take other actions that we would not otherwise pursue absent such default or failure. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or recognize an allowance for loan loss or a loss on consolidation.

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing and/or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, which has happened in the past, or otherwise do not perform as expected, we may have to invest additional capital to protect our investment. Our partners have in the past failed, and may in the future fail, to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner or at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest or at all. Further, the entity may need to refinance third-party debt on terms that are inconsistent with our interests or are terms on which we would not elect to incur debt, or the entity may default on third-party debt. To the extent the entity defaults on third-party debt or is unable to refinance such debt or a portion thereof, we may acquire such debt or otherwise take action, including contributing additional capital, to protect our position that we would not take absent the default or inability to refinance. Such activities have in the past involved and may in the future involve foreclosing on the security interest in the property secured by such debt or seeking a deed-in-lieu of foreclosure or similar remedy, and such activities may involve delays or create other risks, including the risk of claims from our partners. In the event that such an entity fails to meet expectations, defaults on its debt, or becomes insolvent or the investment or the underlying property otherwise does not perform as expected, we may lose all or part of our investment in the entity, be delayed in recovering our investment or the expected returns or directly or indirectly take over the property or the management thereof at a time at which we would not done so absent the failure to meet expectations or the default. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or recognize an impairment or a loss on consolidation.

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

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on the Market Price of Our Common Stock. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially and adversely affected and we could fail to meet our reporting obligations. In addition, if we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the market price of our common stock.

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

Social Media Presents Risks. The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC and the state of California, and the activities and expense required to comply with new laws, regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider or investor, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2023, we had approximately $479.7 million of variable rate indebtedness outstanding, which constitutes approximately 8.3% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow could be insufficient to make required payments of principal and interest, could restrict or limit our ability to incur additional debt, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressure to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt and to pay dividends or distributions to our stockholders will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

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

Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Common Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets have experienced in the past, and may experience in the future, periods of extraordinary turmoil and volatility. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets, including as a result of bank failures and uncertainty in the banking sector generally, may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. We also rely on the financial institutions that are parties to our revolving credit facility and other credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock.

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

The Soundness of Financial Institutions Could Adversely Affect Us. We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could result in losses or defaults by these institutions or counterparties or could lead to market-wide liquidity problems. Disruptions and uncertainty with respect to financial institutions, including as a result of bank failures and liquidity concerns, may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of our common stock. In addition, in the event that the volatility of the financial markets adversely affects our financial institutions or other counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our results of operations.

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

Risks Related to Tax Laws

We Would Incur Adverse Tax Consequences if We Failed to Qualify as a REIT. We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, but Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and we intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If either the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired. In addition, even if the 90% test were met if the Operating Partnership or the DownREIT Partnership were a publicly traded partnership, there could be adverse tax impacts for certain limited partners.

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;

●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity or geopolitical events (including the ongoing war between Russia and Ukraine and the military conflict in Israel and Gaza), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or prospects.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Given the prevalence of cybersecurity threats, cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards and practices are derived from recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards, and the Company is working to obtain NIST certification. Many members of the Company’s cybersecurity team are certified by and have received training from the International Information Security Consortium (“IISC”). The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with specific the goals of: (i) identifying, attempting to prevent and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) protecting personally identifiable data and maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall ERM policies and practices, the Company’s cybersecurity program focuses on the following areas:

●	Vigilance: The Company operates cybersecurity threat functions 24/7 with the specific goal of identifying, attempting to prevent and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
●	Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
●	Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
●	Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Third-party vendors are assessed against a standardized vendor risk assessment process before being engaged and the Company requests vendors to annually recertify that their security controls comply with established industry standards and applicable legal requirements.

●	Insider Threat Management: In order to try to mitigate cybersecurity threats to our systems, the Company attempts to provide associates with the minimum access to our systems required in order for a given associate to perform his or her assigned duties. We also perform reviews of access to both our administrative and financial systems as part of our annual compliance procedures, and, when duties and resources allow, rotate job responsibilities.
●	Training: Upon employment and at least annually thereafter the Company provides mandatory training for our associates regarding cybersecurity threats, which reinforces the Company’s information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities, and information systems access of such personnel. The Company’s cybersecurity team performs regular phishing tests for associates and provides remedial training for associates who fail such tests. In addition, members of our cybersecurity team received specialized cybersecurity training.
●	Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are assessed and evaluated on a regular basis. All meaningful cybersecurity incidents are reported to the Company’s legal department by our cybersecurity team.
●	Governance, Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, internal audit and other key business functions, third-party vendors and consultants, as well as the members of the Board and the Audit and Risk Management Committee of the Board (the “Audit Committee”) in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents when appropriate so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. Our Senior Vice President – Chief Technology Officer reports on our cybersecurity posture to the Audit Committee quarterly and the Board is updated at least annually.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties, including legal counsel, to perform assessments on our cybersecurity measures, including information security maturity assessments, penetration testing inclusive of our resident facing apps and devices, audits and independent reviews of our information security control environment and operating effectiveness. The material results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adapts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by the assessments, audits, and reviews. In addition, in 2023 outside legal counsel conducted an exercise regarding preparation for cyber events attended by our Chairman and Chief Executive Officer, President and Chief Financial Officer and other members of senior management.

Governance

The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board and the Audit Committee each receive presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, new tools and vendors being used by the Company related to cybersecurity, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive information regarding any cybersecurity incident when appropriate, as well as ongoing updates regarding such incident until it has been addressed. At least once each year the Board and the Audit Committee at least quarterly discuss the Company’s approach to cybersecurity risk management with the Company’s Chief Technology Officer.

The Company’s Chief Technology Officer is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Technology Officer and our Vice President, Information Security work in coordination with the other members of the Information Security Management System Committee (“ISMS”), which includes department heads and IT personnel. The Chief Technology Officer also provides monthly reports regarding information technology including cybersecurity to our senior management including our Chairman and Chief Executive Officer, President and Chief Financial Officer, Senior Vice President – Chief Investment Officer, Senior Vice President – Operations, Senior Vice President – Chief Accounting Officer, Senior Vice President – Acquisitions and Dispositions, and Senior Vice President – General Counsel. The Company’s Chief Technology Officer has served in various roles in information technology and information security for over 23 years. The Chief Technology Officer holds an undergraduate degree in computer science and a master’s degree in business administration. The Company’s Vice President, Information Security holds an undergraduate degree in computer science and management science, has attained a professional certification of Certified Information Systems Security Professional (CISSP) from the IISC and has served in various roles in information technology and information security for over 15 years. In addition, our Vice President, Information Security is a member of InfraGard.

The Company’s Chief Technology Officer and Vice President, Information Security, in coordination with the ISMS, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, our IT security team and, when necessary, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Technology Officer and the Vice President, Information Security monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, and report such incidents to the ISMS and other members of management and the Audit Committee or the Board when appropriate.

To date the Company has not been materially affected by a cybersecurity incident or cybersecurity threat and no incident has occurred that is reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

At December 31, 2023, our consolidated apartment portfolio included 168 communities located in 21 markets, with a total of 55,550 completed apartment homes.

The table below set forth a summary of real estate portfolio by geographic market of the Company at December 31, 2023.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2023

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	8	4,305	8.6%	$1,371,309	$—	$318,539	96.4%	856
San Francisco, CA	14	3,309	7.5%	1,209,227	67,017	365,436	93.7%	837
Seattle, WA	14	2,702	6.9%	1,111,182	—	411,244	97.2%	859
Monterey Peninsula, CA	7	1,567	1.2%	197,561	—	126,076	95.6%	728
Los Angeles, CA	4	1,225	3.0%	482,945	—	394,241	96.2%	967
Other Southern California	3	821	1.4%	224,842	—	273,864	96.8%	1,016
Portland, OR	2	476	0.3%	56,055	—	117,763	97.1%	903
MID-ATLANTIC REGION
Metropolitan D.C.	24	9,119	16.4%	2,633,863	288,530	288,832	95.7%	918
Baltimore, MD	7	2,221	3.5%	562,075	58,600	253,073	95.7%	963
Richmond, VA	4	1,359	1.0%	166,013	—	122,158	96.9%	1,017
NORTHEAST REGION
Boston, MA	12	4,667	12.2%	1,947,236	323,350	417,235	96.7%	994
New York, NY	6	2,318	9.9%	1,584,275	—	683,466	97.8%	754
Philadelphia, PA	4	1,172	2.7%	438,465	—	374,117	96.6%	949
SOUTHEAST REGION
Tampa, FL	11	3,877	4.2%	673,942	—	173,831	96.7%	995
Orlando, FL	11	3,493	3.5%	559,956	—	160,308	96.2%	974
Nashville, TN	8	2,260	1.6%	249,705	—	110,489	96.2%	933
Other Florida	1	636	0.6%	95,798	—	150,626	96.7%	1,130
SOUTHWEST REGION
Dallas, TX	19	7,363	8.0%	1,283,970	476,227	174,381	96.6%	845
Austin, TX	6	1,880	2.0%	318,791	67,044	169,570	95.9%	891
Denver, CO	2	510	1.6%	249,653	—	489,516	93.5%	861
Total Operating Communities	167	55,280	96.1%	15,416,863	1,280,768	$278,887	96.2%	908
Real Estate Under Development (a)	—	56	1.0%	160,404	—
Land	—	—	1.5%	232,365	—
Held for Disposition	1	214	0.7%	105,999	—
Other	—	—	0.7%	108,228	(3,055)
Total Real Estate Owned	168	55,550	100.0%	$16,023,859	$1,277,713
(a)	As of December 31, 2023, the Company was developing two wholly owned communities with a total of 415 apartment homes, of which 56 have been completed.

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

On February 16, 2024, there were 2,659 holders of record of the 329,224,105 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 88% of the distributions for 2023 represented ordinary income, 10% represented long-term capital gain and 2% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2023 and 2022 were $1.8192 per share, or $0.4548 per quarter, and $1.6456 per share, or $0.4114 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2023, a total of 2.7 million shares of the Series E were outstanding.

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

As of December 31, 2023, a total of 11.9 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 16, 2024, there were approximately 1,703 participants in the plan.

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

During the three months ended December 31, 2023, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the quarter ended December 31, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
October 1, 2023 through October 31, 2023	—	—	—	12,027
November 1, 2023 through November 30, 2023	—	—	—	12,027
December 1, 2023 through December 31, 2023	—	—	—	12,027
Balance as of December 31, 2023	2,973	$37.90	2,973	12,027
(a)	This number reflects the number of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended December 31, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2023 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
October 1, 2023 through October 31, 2023	2	$35.14	N/A	N/A
November 1, 2023 through November 30, 2023	—	—	N/A	N/A
December 1, 2023 through December 31, 2023	1	38.29	N/A	N/A
Total	3	$36.50
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, the Nareit Equity Apartment Index and the MSCI U.S. REIT Index. The graph assumes that $100 was invested on December 31, 2018, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

Total Return Performance
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
UDR, Inc.
S&P 500 Index
FTSE NAREIT Equity Apartments Index
FTSE NAREIT Equity REITs Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
UDR, Inc.	100.00	121.48	103.82	167.27	111.34	114.81
FTSE Nareit Equity Apartment Index	100.00	126.32	106.94	174.97	119.06	126.05
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
FTSE Nareit Equity REITs Index	100.00	126.00	115.92	166.04	125.58	142.83

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2023, and 2022.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022 of UDR, Inc. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

At December 31, 2023, our consolidated real estate portfolio included 168 communities in 13 states plus the District of Columbia totaling 55,550 apartment homes. In addition, we have an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2023, was 51,368.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2023, 2022, and 2021 were $23.2 million, $31.3 million, and $21.0 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2023 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2023:

		December 31, 2023			Year Ended December 31, 2023
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	8	4,305	8.6%	$1,370,945	96.4%	$3,013	$116,798
San Francisco, CA	11	2,780	5.8%	926,601	96.5%	3,490	79,700
Seattle, WA	14	2,702	6.9%	1,101,692	97.2%	2,817	65,697
Los Angeles, CA	4	1,225	3.0%	482,945	96.2%	3,122	31,952
Monterey Peninsula, CA	7	1,567	1.2%	197,561	95.6%	2,289	31,798
Other Southern California	3	821	1.4%	224,733	96.8%	2,883	20,542
Portland, OR	2	476	0.3%	56,055	97.1%	1,949	7,833
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.4%	2,473,552	97.2%	2,298	162,251
Baltimore, MD	7	2,221	3.5%	562,075	95.7%	1,898	32,610
Richmond, VA	4	1,359	1.0%	166,013	96.9%	1,827	21,518
Northeast Region
Boston, MA	11	4,234	10.9%	1,724,245	96.7%	3,145	111,009
New York, NY	6	2,318	9.8%	1,573,293	97.8%	4,640	73,093
Philadelphia, PA	3	972	2.3%	372,000	96.8%	2,552	20,145
Southeast Region
Tampa, FL	11	3,877	4.2%	673,742	96.7%	2,118	63,085
Orlando, FL	11	3,493	3.5%	559,956	96.2%	1,914	53,283
Nashville, TN	8	2,260	1.6%	249,705	96.2%	1,760	33,664
Other Florida	1	636	0.6%	95,798	96.7%	2,350	12,058
Southwest Region
Dallas, TX	14	5,813	6.1%	983,508	96.7%	1,777	76,557
Austin, TX	4	1,272	1.2%	193,911	96.3%	1,924	17,585
Denver, CO	1	218	0.9%	147,523	95.7%	3,587	6,515
Total/Average Same-Store Communities	153	51,368	88.2%	14,135,853	96.7%	$2,502	1,037,693
Non-Mature, Commercial Properties & Other	14	3,912	10.1%	1,621,603			71,455
Total Real Estate Held for Investment	167	55,280	98.3%	15,757,456			1,109,148
Real Estate Under Development (b)	—	56	1.0%	160,404			(387)
Real Estate Held for Disposition (c)	1	214	0.7%	105,999			6,009
Total Real Estate Owned	168	55,550	100.0%	16,023,859			$1,114,770
Total Accumulated Depreciation				(6,267,830)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,756,029
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2023, the Company was developing two wholly owned communities with a total of 415 apartment homes, of which 56 have been completed.
(c)	The Company had one community located in Arlington, Virginia that met the criteria to be classified as held for disposition at December 31, 2023.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2022 and held as of December 31, 2023. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2023, the Company did not sell any shares of common stock through its ATM program. As of December 31, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the year ended December 31, 2023, the Company repurchased 0.6 million shares of its common stock at an average price of $40.13 per share for total consideration of approximately $25.0 million under its share repurchase program.

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

During 2024, we have approximately $97.6 million of secured debt maturing, inclusive of principal amortization, and $423.7 million of unsecured debt maturing. We anticipate repaying the debt due in 2024 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

The following table summarizes our material cash requirements as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
Material Cash Requirements	2024	2025-2026	2027-2028	Thereafter	Total
Long-term debt obligations	$521,297	$579,843	$1,123,449	$3,584,491	$5,809,080
Interest on debt obligations (a)	171,344	318,937	243,384	236,674	970,339
Letters of credit	2,235	76	—	—	2,311
Operating lease obligations:
Ground leases (b)	12,442	24,884	24,884	405,452	467,662
	$707,318	$923,740	$1,391,717	$4,226,617	$7,249,392
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2023.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2023, we incurred gross interest costs of $191.0 million, of which $10.1 million was capitalized.

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

The following tables present the summarized financial information for the Operating Partnership as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total real estate, net	$2,629,267	$2,353,509
Cash and cash equivalents	5	9
Operating lease right-of-use assets	191,673	195,296
Other assets	75,464	67,186
Total assets	$2,896,409	$2,616,000

Secured debt, net	$377,262	$187,537
Notes payable to UDR (a)	1,298,903	1,162,308
Operating lease liabilities	186,939	190,495
Other liabilities	133,595	118,103
Total liabilities	1,996,699	1,658,443
Total capital	$899,710	$957,557

	Year Ended
	December 31,
	2023	2022	2021
Total revenue	$561,441	$511,560	$440,631
Property operating expenses	(243,842)	(217,048)	(189,543)
Real estate depreciation and amortization	(166,744)	(155,451)	(152,520)
Operating income/(loss)	150,855	139,061	98,568
Interest expense (a)	(55,729)	(37,792)	(33,098)
Other income/(loss)	6,231	(3,589)	9,316
Net income/(loss)	$101,357	$97,680	$74,786
(a)	All $1.3 billion and $1.2 billion notes payable to UDR as of December 31, 2023 and 2022, respectively, and $47.2 million, $35.7 million and $30.8 million of interest expense on notes payable to UDR for the years ended December 31, 2023, 2022, and 2021, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

Operating Activities

For the year ended December 31, 2023, our Net cash provided by/(used in) operating activities was $832.7 million compared to $820.1 million for 2022. The increase in cash flow from operating activities was primarily due to an increase in net operating income (“NOI”), primarily driven by higher revenue per occupied home, and NOI from additional operating communities, partially offset by a decrease in operating distributions from our unconsolidated joint ventures and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2023, Net cash provided by/(used in) investing activities was $(289.1) million compared to $(929.5) million for 2022. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, an increase in proceeds from sales of real estate, a decrease in spend for development of real estate assets, and a decrease in cash investments in unconsolidated joint ventures, partially offset by an increase in spend for capital expenditures and a decrease in distributions received from unconsolidated joint ventures and partnerships.

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

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in a gain of less than $0.1 million. The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

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

In December 2023, the Company sold an operating community located in Hillsboro, Oregon with a total of 276 apartment homes for gross proceeds of $78.6 million, resulting in a gain of approximately $25.3 million.

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

For the year ended December 31, 2023, total capital expenditures of $303.7 million or $5,567 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $234.0 million or $4,373 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

●	an increase of 46.7%, or $39.3 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;
●	an increase of 25.6%, or $18.5 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas; and
●	an increase of 15.9%, or $11.8 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2023 and 2022 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2023	2022	% Change
Turnover capital expenditures	$17,595	$17,148	2.6%	$323	$320	0.9%
Asset preservation expenditures	68,017	56,713	19.9%	1,249	1,060	17.8%
Total recurring capital expenditures	85,612	73,861	15.9%	1,572	1,380	13.9%
NOI enhancing improvements (a)	90,627	72,165	25.6%	1,664	1,349	23.4%
Major renovations (b)	123,324	84,048	46.7%	2,264	1,571	44.1%
Operations platform	4,144	3,917	5.8%	76	73	4.1%
Total capital expenditures (c)	$303,707	$233,991	29.8%	$5,576	$4,373	27.5%
Repair and maintenance expense	$94,958	$84,663	12.2%	$1,743	$1,582	10.2%
Average home count (d)	54,476	53,514	1.8%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2023, our development pipeline consisted of two wholly-owned communities located in Addison, Texas and Tampa, Florida, totaling 415 homes, of which 56 have been completed, with a budget of $187.5 million, in which we have a gross carrying value of $160.4 million. The communities are estimated to be completed in the second quarter of 2024. During 2023, we incurred $159.3 million for development costs, a decrease of $38.7 million as compared to costs incurred in 2022 of $198.0 million.

At December 31, 2023, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2023:

●	we made cash investments totaling $71.4 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $4.7 million, which included a $24.3 million loss due to the consolidation of one of our preferred equity investment joint venture (described below); and
●	we received cash distributions of $30.3 million, of which $15.9 million were operating cash flows and $14.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2023 and 2022.

Financing Activities

For the years ended December 31, 2023 and 2022, Net cash provided by/(used in) financing activities was $(538.9) million and $111.2 million, respectively.

The following significant financing activities occurred during the year ended December 31, 2023:

●	repurchased 0.6 million shares of common stock at an average price of $40.13 per share for approximately $25.0 million;
●	received net proceeds of $108.1 million on our unsecured commercial paper program;
●	repaid $23.4 million on our revolving bank debt;
●	paid $35.6 million of distributions to redeemable noncontrolling interests; and
●	paid $539.9 million of distributions to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2022:

●	issued 11.4 million shares of common stock at an average price of $55.29 per share under forward sales agreements for aggregate net proceeds, after deducting related expenses, of approximately $629.6 million;
●	repurchased 1.2 million shares of common stock at an average price of $41.14 per share for approximately $49.0 million;
●	received net proceeds of $80.0 million on our unsecured commercial paper program;
●	paid $34.3 million of distributions to redeemable noncontrolling interests; and
●	paid $483.6 million of distributions to our common stockholders.

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

As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $2.3 million of letters of credit at December 31, 2023), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2025. In November 2023, the Company amended the Working Capital Credit Facility to extend the maturity date from January 12, 2024 to January 12, 2025, plus a one-year extension option. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of December 31, 2023, we had $4.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $70.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2023.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2023, we had issued $408.1 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.7%, leaving $291.9 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $479.7 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2023. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.0 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by/(used in) operating activities	$832,664	$820,071
Net cash provided by/(used in) investing activities	(289,138)	(929,528)
Net cash provided by/(used in) financing activities	(538,854)	111,233

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $439.5 million ($1.34 per diluted share) for the year ended December 31, 2023, as compared to $82.5 million ($0.26 per diluted share) for the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $351.2 million from the partial sale of four operating communities located in various markets and the sale of an operating community located in Hillsboro, Oregon, during the year ended December 31, 2023, as compared to a gain of $25.5 million from the sale of one operating community located in Orange County, California, during the year ended December 31, 2022;
●	an increase in total property NOI of $74.4 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by a decrease in weighted average physical occupancy and an increase in property operating expenses; and
●	an increase in interest income and other income/(expense), net of $24.7 million primarily due to realized and unrealized gains/(losses) of $3.5 million from our direct investment in SmartRent during the year ended December 31, 2023, as compared to $(15.7) million during the year ended December 31, 2022, and $11.0 million of higher interest income from our notes receivables, partially offset by a $5.9 million gain from the sale of a technology investment in 2022.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $24.5 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets and an operating community located in Hillsboro, Oregon during the year ended December 31, 2023, as compared to the noncontrolling interests’ share of the gain from the sale of an operating community located in Orange County, California during the year ended December 31, 2022;
●	an increase in interest expense of $25.0 million primarily due to an increase in average interest rates and higher overall debt balances during the year ended December 31, 2023, as compared the year ended December 31, 2022; and
●	an increase in depreciation expense of $11.2 million primarily due to communities acquired and completion of developments in 2023 and 2022, partially offset by communities sold in 2023 and assets that became fully depreciated in 2023 and 2022.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2023	2022	% Change	2022	2021	% Change
Same-Store Communities:
Same-Store rental income	$1,490,837	$1,411,495	5.6%	$1,337,003	$1,203,921	11.1%
Same-Store operating expense (c)	(453,144)	(432,630)	4.7%	(404,150)	(382,226)	5.7%
Same-Store NOI	1,037,693	978,865	6.0%	932,853	821,695	13.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	34,726	17,651	96.7%	88,767	33,789	162.7%
Development communities NOI	258	(1,387)	NM *	2,306	(418)	NM *
Non-residential/other NOI (e)	18,287	14,801	23.6%	14,801	5,296	179.5%
Sold and held for disposition communities NOI	23,806	30,462	(21.9)%	1,665	6,763	(75.4)%
Total Non-Mature Communities/Other NOI	77,077	61,527	25.3%	107,539	45,430	136.7%
Total property NOI	$1,114,770	$1,040,392	7.1%	$1,040,392	$867,125	20.0%
*	Not meaningful
(a)	Same-Store consists of 51,368 apartment homes.
(b)	Same-Store consists of 47,360 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income/(loss) attributable to UDR, Inc.	$444,353	$86,924	$150,016
Joint venture management and other fees	(6,843)	(5,022)	(6,102)
Property management	52,671	49,152	38,540
Other operating expenses	20,222	17,493	21,649
Real estate depreciation and amortization	676,419	665,228	606,648
General and administrative	69,929	64,144	57,541
Casualty-related charges/(recoveries), net	3,138	9,733	3,748
Other depreciation and amortization	15,419	14,344	13,185
(Gain)/loss on sale of real estate owned	(351,193)	(25,494)	(136,052)
(Income)/loss from unconsolidated entities	(4,693)	(4,947)	(65,646)
Interest expense	180,866	155,900	186,267
Interest income and other (income)/expense, net	(17,759)	6,933	(15,085)
Tax provision/(benefit), net	2,106	349	1,439
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	30,104	5,613	10,873
Net income/(loss) attributable to noncontrolling interests	31	42	104
Total property NOI	$1,114,770	$1,040,392	$867,125

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2022 and held on December 31, 2023) consisted of 51,368 apartment homes and provided 93.1% of our total NOI for the year ended December 31, 2023.

NOI for our Same-Store Community properties increased 6.0%, or $58.8 million, for the year ended December 31, 2023 compared to the same period in 2022. The increase in property NOI was attributable to a 5.6%, or $79.3 million, increase in property rental income, which was partially offset by a 4.7%, or $20.5 million, increase in operating expenses. The increase in property rental income was primarily driven by a 6.1%, or $80.9 million, increase in rental rates, and a 6.4%, or $9.7 million, increase in reimbursement and ancillary and fee income, partially offset by a $4.9 million increase in bad debt based on probability of collection and a $3.4 million impact from higher concessions. Weighted average physical occupancy decreased by 0.1% to 96.7% and total monthly income per occupied home increased 5.7% to $2,501.

The increase in operating expenses was primarily driven by a 10.3%, or $8.3 million, increase in repair and maintenance expense due to an increase in the cost per home of those that were turned during the year, the impact of inflation on third party vendor costs, and weather-related events, a 10.6%, or $6.2 million, increase in utilities, which was primarily due an increase in energy costs, a 3.2%, or $5.7 million, increase in real estate taxes due to higher assessed valuations, and a 6.9%, or $2.0 million, increase in administrative and marketing expense, partially offset by a $2.5 million decrease in insurance expense primarily due to a decrease in the impact from claims.

The operating margin (property net operating income divided by property rental income) was 69.6% and 69.3% for the years ended December 31, 2023 and 2022, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 6.9%, or $77.1 million, of our total NOI during the year ended December 31, 2023 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 25.3%, or $15.6 million, for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily attributable to a $17.1 million increase in NOI from stabilized, non-mature communities, primarily due to development communities completed in 2023 and 2022 and becoming stabilized, and a $3.5 million increase in non-

residential/other NOI due to changes in straight-line rent as a result of a decrease in tenant rent concessions during 2023, partially offset by a $6.7 million decrease in sold and held for disposition communities NOI due to the partial sale of four operating communities and the sale of one operating community in 2023, and one operating community held for disposition at December 31, 2023, as compared to the sale of one operating community in 2022.

Real estate depreciation and amortization

For the years ended December 31, 2023 and 2022, the Company recognized real estate depreciation and amortization of $676.4 million and $665.2 million, respectively. The increase in 2023 as compared to 2022 was primarily due to communities acquired and completions of developments in 2023 and 2022, partially offset by communities sold in 2023 and assets that became fully depreciated in 2023 and 2022.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2023, the Company recognized a gain of $351.2 million from the partial sale of four operating communities located in various markets and the sale of an operating community located in Hillsboro, Oregon.

During the year ended December 31, 2022, the Company recognized a gain of $25.5 million from the sale of one operating community located in Orange County, California.

Income/(Loss) from Unconsolidated Entities

During the year ended December 31, 2023, the Company recognized income/(loss) from unconsolidated entities of $4.7 million, which was primarily due to net income from our operating joint ventures and preferred equity investments, partially offset by a $24.3 million loss on consolidation of one of our preferred equity investments.

During the year ended December 31, 2022, the Company recognized income/(loss) from unconsolidated entities of $4.9 million, which was primarily due to net income from our operating joint ventures and preferred equity investments and $10.6 million of net variable upside participation recorded on the sale of a DCP community, partially offset by $(35.5) million of investment income/(loss) from RETV I, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent.

Interest expense

For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $180.9 million and $155.9 million, respectively. The increase in 2023 as compared to 2022 was primarily due to an increase in average interest rates and higher overall debt balances during the year ended December 31, 2023 as compared to 2022.

Interest income and other income/(expense), net

For the years ended December 31, 2023 and 2022, the Company recognized interest income and other income/(expense), net of $17.8 million and $(6.9) million, respectively. The increase of $24.7 million was primarily due to realized and unrealized gains/(losses) of $3.5 million from our direct investment in SmartRent during the year ended December 31, 2023, as compared to $(15.7) million during the year ended December 31, 2022, and $11.0 million of higher interest income from our notes receivables, partially offset by a $5.9 million gain from the sale of a technology investment in 2022.

Noncontrolling Interest

For the years ended December 31, 2023 and 2022, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $30.1 million and $5.6 million, respectively. The increase in 2023 as compared to 2022 was primarily attributed to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets and a gain form the sale of an operating community located in Hillsboro, Oregon during the year ended December 31, 2023, as compared to the noncontrolling interests’ share of a gain from the sale of an operating community in Orange County, California during the year ended December 31, 2022.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2023.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income/(loss) attributable to common stockholders	$439,505	$82,512	$145,787
Real estate depreciation and amortization	676,419	665,228	606,648
Noncontrolling interests	30,135	5,655	10,977
Real estate depreciation and amortization on unconsolidated joint ventures	42,622	30,062	31,967
Net (gain)/loss on consolidation	24,257	—	—
Net gain on the sale of unconsolidated depreciable property	—	—	(2,460)
Net gain on the sale of depreciable real estate owned, net of tax	(349,993)	(25,494)	(136,001)
FFO attributable to common stockholders and unitholders, basic	$862,945	$757,963	$656,918
Distributions to preferred stockholders — Series E (Convertible)	4,848	4,412	4,229
FFO attributable to common stockholders and unitholders, diluted	$867,793	$762,375	$661,147
Income/(loss) per weighted average common share, diluted	$1.34	$0.26	$0.48
FFO per weighted average common share and unit, basic	$2.46	$2.21	$2.04
FFO per weighted average common share and unit, diluted	$2.45	$2.20	$2.02
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	351,175	343,149	322,744
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	354,422	347,094	327,039

Impact of adjustments to FFO:
Debt extinguishment and other associated costs	$—	$—	$42,336
Debt extinguishment and other associated costs on unconsolidated joint ventures	—	—	1,682
Variable upside participation on DCP, net	(204)	(10,622)	—
Legal and other costs	2,869	1,493	5,319
Realized (gain)/loss on real estate technology investments, net of tax	(9,864)	(6,992)	(1,980)
Unrealized (gain)/loss on real estate technology investments, net of tax	6,813	52,663	(55,947)
Severance costs	4,164	441	2,280
Casualty-related charges/(recoveries), net	3,138	9,733	3,960
Total impact of adjustments to FFO	$6,916	$46,716	$(2,350)
FFOA attributable to common stockholders and unitholders, diluted	$874,709	$809,091	$658,797

FFOA per weighted average common share and unit, diluted	$2.47	$2.33	$2.01

Recurring capital expenditures	(90,917)	(77,710)	(63,820)
AFFO attributable to common stockholders and unitholders, diluted	$783,792	$731,381	$594,977

AFFO per weighted average common share and unit, diluted	$2.21	$2.11	$1.82

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 (shares in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	351,175	343,149	322,744
Weighted average number of OP/DownREIT Units outstanding	(22,410)	(21,478)	(22,418)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	328,765	321,671	300,326

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	354,422	347,094	327,039
Weighted average number of OP/DownREIT Units outstanding	(22,410)	(21,478)	(22,418)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,908)	(2,916)	(2,918)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	329,104	322,700	301,703

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2023. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2023, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

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

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Executive Officers” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2024 Annual Meeting of Stockholders.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2024 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2024 Annual Meeting of Stockholders.

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

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.15	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.18	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.19	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.20	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.21	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	Description of UDR, Inc’s Securities.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.24	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.25	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Exhibit 4.26 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.26	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.27	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 19, 2024).	Filed herewith.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Exhibit	Description	Location
10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.19	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.20	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.21	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.22	Amendment No. 4, dated February 14, 2023, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, April 27, 2017 and May 7, 2020.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on February 14, 2023.

10.23	Class 1 Performance LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.24	Class 2 Performance LTIP Unit Award Agreement.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.25	Class 2 Performance LTIP Unit Award Agreement, STI.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.26	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.27	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.28	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31,

Exhibit	Description	Location
	Realty, L.P. dated as of February 23, 2006.	2006.

10.29	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.30	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.31	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.32	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.33	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

10.34	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

10.35	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

10.36	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.37	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 16, 2020.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.38	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of July 25, 2022.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.39	Form of UDR, Inc. Stock Option Agreement.	Exhibit 10.37 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

21	Subsidiaries of UDR, Inc.	Filed herewith.

22.1	List of Guarantor Subsidiaries of UDR, Inc.	Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

Exhibit	Description	Location
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

97.1	UDR, Inc. Recoupment Policy.	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 20, 2024	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

At December 31, 2023, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $9.8 billion and $952.9 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2023, the Company did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated joint ventures.

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

During 2023, the Company acquired real estate investment properties which were accounted for as asset acquisitions. The aggregate increase in real estate and other assets due to these acquisitions was approximately $354.6 million. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

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

February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and the financial statement schedule listed in the accompanying Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 20, 2024

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Real estate owned:
Real estate held for investment	$15,757,456	$15,365,928
Less: accumulated depreciation	(6,242,686)	(5,762,205)
Real estate held for investment, net	9,514,770	9,603,723
Real estate under development (net of accumulated depreciation of $184 and $296, respectively)	160,220	189,809
Real estate held for disposition (net of accumulated depreciation of $24,960 and $0, respectively)	81,039	14,039
Total real estate owned, net of accumulated depreciation	9,756,029	9,807,571

Cash and cash equivalents	2,922	1,193
Restricted cash	31,944	29,001
Notes receivable, net	228,825	54,707
Investment in and advances to unconsolidated joint ventures, net	952,934	754,446
Operating lease right-of-use assets	190,619	194,081
Other assets	209,969	197,471
Total assets	$11,373,242	$11,038,470

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,277,713	$1,052,281
Unsecured debt, net	4,520,996	4,435,022
Operating lease liabilities	185,836	189,238
Real estate taxes payable	47,107	37,681
Accrued interest payable	47,710	46,671
Security deposits and prepaid rent	50,528	51,999
Distributions payable	149,600	134,213
Accounts payable, accrued expenses, and other liabilities	141,311	153,220
Total liabilities	6,420,801	6,100,325

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	961,087	839,850

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at December 31, 2023 and December 31, 2022:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,686,308 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	44,614	44,614
Series F; 11,867,730 and 12,100,514 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at December 31, 2023 and December 31, 2022:
329,014,512 and 328,993,088 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,290	3,290
Additional paid-in capital	7,493,217	7,493,423
Distributions in excess of net income	(3,554,892)	(3,451,587)
Accumulated other comprehensive income/(loss), net	4,914	8,344
Total stockholders’ equity	3,991,144	4,098,085
Noncontrolling interests	210	210
Total equity	3,991,354	4,098,295
Total liabilities and equity	$11,373,242	$11,038,470

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Rental income	$1,620,658	$1,512,364	$1,284,665
Joint venture management and other fees	6,843	5,022	6,102
Total revenues	1,627,501	1,517,386	1,290,767
OPERATING EXPENSES:
Property operating and maintenance	273,736	250,310	218,094
Real estate taxes and insurance	232,152	221,662	199,446
Property management	52,671	49,152	38,540
Other operating expenses	20,222	17,493	21,649
Real estate depreciation and amortization	676,419	665,228	606,648
General and administrative	69,929	64,144	57,541
Casualty-related charges/(recoveries), net	3,138	9,733	3,748
Other depreciation and amortization	15,419	14,344	13,185
Total operating expenses	1,343,686	1,292,066	1,158,851
Gain/(loss) on sale of real estate owned	351,193	25,494	136,052
Operating income	635,008	250,814	267,968

Income/(loss) from unconsolidated entities	4,693	4,947	65,646
Interest expense	(180,866)	(155,900)	(186,267)
Interest income and other income/(expense), net	17,759	(6,933)	15,085
Income/(loss) before income taxes	476,594	92,928	162,432
Tax (provision)/benefit, net	(2,106)	(349)	(1,439)
Net income/(loss)	474,488	92,579	160,993
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(30,104)	(5,613)	(10,873)
Net (income)/loss attributable to noncontrolling interests	(31)	(42)	(104)
Net income/(loss) attributable to UDR, Inc.	444,353	86,924	150,016
Distributions to preferred stockholders — Series E (Convertible)	(4,848)	(4,412)	(4,229)
Net income/(loss) attributable to common stockholders	$439,505	$82,512	$145,787

Income/(loss) per weighted average common share:
Basic	$1.34	$0.26	$0.49
Diluted	$1.34	$0.26	$0.48

Weighted average number of common shares outstanding:
Basic	328,765	321,671	300,326
Diluted	329,104	322,700	301,703

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income/(loss)	$474,488	$92,579	$160,993
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	3,872	14,489	3,502
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(7,533)	(998)	1,755
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(3,661)	13,491	5,257
Comprehensive income/(loss)	470,827	106,070	166,250
Comprehensive (income)/loss attributable to noncontrolling interests	(29,904)	(6,541)	(11,351)
Comprehensive income/(loss) attributable to UDR, Inc.	$440,923	$99,529	$154,899

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2020	$44,765	$2,966	$5,881,383	$(2,685,770)	$(9,144)	$24,391	$3,258,591
Net income/(loss) attributable to UDR, Inc.	—	—	—	150,016	—	—	150,016
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	80	80
Redemption of noncontrolling interests in consolidated real estate	—	—	—	—	—	(125)	(125)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,084	7,084
Other comprehensive income/(loss)	—	—	—	—	4,883	—	4,883
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,115	—	—	—	4,116
Issuance of common shares through public offering, net	—	195	898,858	—	—	—	899,053
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	19	99,913	—	—	—	99,932
Common stock distributions declared ($1.45 per share)	—	—	—	(442,329)	—	—	(442,329)
Preferred stock distributions declared-Series E ($1.570 per share)	—	—	—	(4,229)	—	—	(4,229)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(502,768)	—	—	(502,768)
Balance at December 31, 2021	44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	86,924	—	—	86,924
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	12,605	—	12,605
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,847	—	—	—	4,848
Issuance of common shares through public offering, net	—	115	629,437	—	—	—	629,552
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—			—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	23,737	—	—	—	23,741
Common stock distributions declared ($1.52 per share)	—	—	—	(493,312)	—	—	(493,312)
Repurchase of common shares	—	(12)	(49,016)	—			(49,028)
Preferred stock distributions declared-Series E ($1.6456 per share)	—	—	—	(4,412)	—	—	(4,412)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	444,293	—	—	444,293
Balance at December 31, 2022	44,615	3,290	7,493,423	(3,451,587)	8,344	210	4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	444,353	—	—	444,353
Other comprehensive income/(loss)	—	—	—	—	(3,430)	—	(3,430)
Issuance/(forfeiture) of common and restricted shares, net	—	2	6,558	—	—	—	6,560
Issuance of common shares through public offering, net	—	—	(551)	—	—	—	(551)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	18,790	—	—	—	18,794
Common stock distributions declared ($1.68 per share)	—	—	—	(553,021)	—	—	(553,021)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($1.8192 per share)	—	—	—	(4,848)	—	—	(4,848)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	10,211	—	—	10,211
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income/(loss)	$474,488	$92,579	$160,993
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	691,838	679,572	619,833
(Gain)/loss on sale of real estate owned	(351,193)	(25,494)	(136,052)
(Income)/loss from unconsolidated entities	(4,693)	(4,947)	(65,646)
Return on investment in unconsolidated joint ventures and partnerships	15,944	22,369	23,269
Amortization of share-based compensation	32,896	27,505	22,052
Loss on extinguishment of debt, net	—	—	42,336
Other	9,791	31,835	19,182
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(33,579)	9,792	(33,454)
Increase/(decrease) in operating liabilities	(2,828)	(13,140)	11,447
Net cash provided by/(used in) operating activities	832,664	820,071	663,960

Investing Activities
Acquisition of real estate assets	(17,848)	(341,149)	(1,244,508)
Proceeds from sales of real estate investments, net	325,767	40,808	280,077
Development of real estate assets	(155,875)	(198,022)	(178,029)
Capital expenditures and other major improvements — real estate assets	(295,440)	(214,833)	(156,384)
Capital expenditures — non-real estate assets	(16,907)	(21,180)	(10,140)
Investment in unconsolidated joint ventures and partnerships	(71,395)	(201,412)	(112,321)
Distributions received from unconsolidated joint ventures and partnerships	14,399	81,443	37,362
Proceeds from sale of equity securities	14,471	—	—
Purchase deposits on pending acquisitions	(1,000)	—	—
Repayment/(issuance) of notes receivable, net	(85,310)	(75,183)	111,690
Net cash provided by/(used in) investing activities	(289,138)	(929,528)	(1,272,253)

Financing Activities
Payments on secured debt	(1,244)	(1,141)	(1,096)
Payments on unsecured debt	—	—	(300,000)
Net proceeds from the issuance of unsecured debt	—	—	511,552
Net proceeds/(repayment) of commercial paper	108,075	80,000	30,000
Net proceeds/(repayment) of revolving bank debt	(23,425)	(1,531)	1,522
Proceeds from the issuance of common shares through public offering, net	(551)	629,552	899,053
Repurchase of common shares	(25,009)	(49,028)	—
Distributions paid to redeemable noncontrolling interests	(35,582)	(34,255)	(33,663)
Distributions paid to preferred stockholders	(4,770)	(4,381)	(4,225)
Distributions paid to common stockholders	(539,852)	(483,624)	(433,780)
Payment of prepayment and extinguishment costs	—	—	(40,769)
Other	(16,496)	(24,359)	(16,054)
Net cash provided by/(used in) financing activities	(538,854)	111,233	612,540
Net increase/(decrease) in cash, cash equivalents, and restricted cash	4,672	1,776	4,247
Cash, cash equivalents, and restricted cash, beginning of year	30,194	28,418	24,171
Cash, cash equivalents, and restricted cash, end of year	$34,866	$30,194	$28,418

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$184,201	$154,911	$136,978
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,502	12,502	12,502
Cash paid/(refunds received) for income taxes	1,911	1,145	4,778
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$191,737	$—	$201,296
Acquisition of land parcel pursuant to a deed in lieu of foreclosure	—	—	25,000
Cancellation of secured note receivable pursuant to a deed in lieu of foreclosure	—	—	24,869
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	—	—	16,425
OP Units issued for real estate, net	141,359	—	48,533
Redeemable long-term and short-term incentive plan units	28,507	56,568	14,578
Development costs and capital expenditures incurred, but not yet paid	39,080	56,336	39,856
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (470,800 shares; 502,868 shares; and 1,916,613 shares)	18,794	23,741	99,932

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

	Year Ended December 31,
	2023	2022	2021
Distribution of equity securities from unconsolidated real estate technology investments	7,749	18,018	—
Contribution of operating properties to unconsolidated joint venture	258,056	—	—
Transfer of preferred equity investment to note receivable	73,453	—	—
Dividends declared, but not yet paid	149,600	134,213	124,729

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,193	$967	$1,409
Restricted cash	29,001	27,451	22,762
Total cash, cash equivalents, and restricted cash as shown above	$30,194	$28,418	$24,171
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$2,922	$1,193	$967
Restricted cash	31,944	29,001	27,451
Total cash, cash equivalents, and restricted cash as shown above	$34,866	$30,194	$28,418

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At December 31, 2023, our consolidated apartment portfolio consisted of 168 communities with a total of 55,550 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2023 and 2022, there were 189.9 million and 186.1 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.4 million, or 92.9% and 176.3 million, or 94.7%, respectively, were owned by UDR and 13.5 million, or 7.1% and 9.8 million, or 5.3%, respectively, were owned by outside limited partners. As of December 31, 2023 and 2022, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.4 million, or 66.0% and 21.1 million, or 65.1%, respectively, were owned by UDR and its subsidiaries and 11.0 million, or 34.0% and 11.3 million, or 34.9%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned and Note 5, Joint Ventures and Partnerships.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The ASU is effective for the Company for the year ended December 31, 2025. The Company is currently evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segments Disclosures. ASU 2023-07 requires expanded disclosures of a public entity’s reportable segments, and requires more enhanced information regarding a reportable segment’s expenses on an interim and annual basis. The ASU is effective for the Company for the year ended December 31, 2024, and interim periods commencing in 2025. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, land improvements, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

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

For the years ended December 31, 2023, 2022 and 2021, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2023, 2022, and 2021 were $13.1 million, $17.9 million and $11.3 million, respectively. During the years ended December 31, 2023,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

2022, and 2021, total interest capitalized was $10.1 million, $13.4 million and $9.7 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2023, 2022 and 2021, the Company recorded net credit recoveries/(losses) of $(0.7) million, $(0.1) million and $0.6 million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of December 31, 2023 and 2022 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	December 31,	December 31,	December 31,
	2023	2023	2022
Notes due October 2024 (b)	10.50%	$98,271	$—
Note due December 2024 (c)	12.00%	37,022	30,377
Note due December 2026 (d)	11.00%	64,608	17,292
Note due December 2026 (e)	11.00%	26,164	5,813
Notes due June 2027 (f)	18.00%	3,737	1,500
Notes receivable		229,802	54,982
Allowance for credit losses		(977)	(275)
Total notes receivable, net		$228,825	$54,707
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	In June 2023, the Company amended the agreement for a preferred equity investment in a joint venture that owns a 471 apartment home operating community located in Philadelphia, Pennsylvania, which resulted in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable. In connection with the amendment, the Company also advanced $20.0 million to the joint venture, which is also classified as a note receivable (collectively the “Notes”) and was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to January 2024. Furthermore, the contractual interest rate on the Notes increased to 9.5% (previously 8.5%) in exchange for eliminating the Company’s upside participation in the joint venture. Interest payments accrue monthly and are due at maturity, but can be paid earlier. The Notes had an original scheduled maturity date in October 2023, with three one-year extension options. In September 2023, the developer extended the maturity date to October 2024. Commencing in October 2023, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

contractual interest rate on the Notes increased to 10.5% when the developer exercised its option to extend the maturity date of the Notes. (See Note 5, Joint Ventures and Partnerships for further discussion.) In January 2024, the joint venture extended the senior construction loan from January 2024 to April 2024.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $31.5 million was funded as of December 31, 2023. During 2023, the terms of this secured note were amended to increase the aggregate commitment from $31.4 million to $32.5 million and to increase the interest rate from 10.0% to 12.0%. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The additional amount accrued and added to the principal balance was $5.5 million as of December 31, 2023. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued interest), of which $42.4 million was funded during the year ended December 31, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued interest), of which $18.6 million was funded during the year ended December 31, 2023. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. During the year ended December 31, 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and increase the Company’s commitment from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments will accrue and be due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $14.5 million, $3.5 million, and $5.3 million of interest income for the notes receivable described above during the years ended December 31, 2023, 2022, and 2021, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2023, the Company held one investment in a joint venture that qualified as a VIE where we were determined to be the primary beneficiary (See Note 5, Joint Ventures and Partnerships, for further discussion).

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2023 and 2022, UDR’s net deferred tax asset/(liability) was ($0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2023. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2020 through 2022 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2023, 2022, and 2021, total advertising expense was $9.2 million, $8.7 million, and $8.3 million, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2023, 2022, and 2021, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2023, 2022, and 2021 was $(0.2) million, $0.9 million, and $0.4 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

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

Lease Receivables

During the years ended December 31, 2023 and 2022, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of December 31, 2023, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $9.0 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.3 million, including its share from unconsolidated joint ventures, as of December 31, 2023. As of December 31, 2022, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $8.7 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $4.3 million, including its share from unconsolidated joint ventures, as of December 31, 2022.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2023, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Metropolitan D.C. and Boston, Massachusetts markets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2023, the Company owned and consolidated 168 communities in 13 states plus the District of Columbia totaling 55,550 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,	December 31,
	2023	2022
Land	$2,549,716	$2,539,499
Depreciable property — held and used:
Land improvements	255,706	254,578
Building, improvements, and furniture, fixtures and equipment	12,902,021	12,521,838
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	16,576	43,711
Building, improvements, and furniture, fixtures and equipment	143,828	146,394
Real estate held for disposition:
Land and land improvements	13,734	—
Building, improvements, and furniture, fixtures and equipment	92,265	14,039
Real estate owned	16,023,859	15,570,072
Accumulated depreciation (a)	(6,267,830)	(5,762,501)
Real estate owned, net	$9,756,029	$9,807,571
(a)	Accumulated depreciation is inclusive of $17.2 million and $13.1 million of accumulated amortization related to real estate intangible assets as of December 31, 2023 and 2022, respectively.

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

In January 2024, the Company acquired its joint venture partner’s common equity interest in a 173 apartment home operating community located in Oakland, California for $1.4 million. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

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

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

Dispositions

In January 2023, the Company sold the retail component of a development community located in Washington D.C. for gross proceeds of approximately $14.4 million, resulting in a gain of less than $0.1 million. The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

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

In December 2023, the Company sold an operating community located in Hillsboro, Oregon with a total of 276 apartment homes for gross proceeds of $78.6 million, resulting in a gain of approximately $25.3 million.

In February 2024, the Company sold an operating community located in Arlington, Virginia with a total of 214 apartment homes for gross proceeds of $100.0 million, resulting in a gain of approximately $17.3 million. This operating community was classified as held for disposition as of December 31, 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

In October 2021, the Company sold an operating community located in Anaheim, California, with a total of 265 apartment homes for a sales price of $126.0 million, resulting in a gain of approximately $85.2 million.

Developments

At December 31, 2023, the Company was developing two wholly-owned communities totaling 415 homes, of which 56 have been completed, in which we have an investment of $160.4 million. The communities are estimated to be completed in the second quarter of 2024.

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2023	2024	2025	2026	2027	2028	Thereafter
Real estate intangible assets, net (a)	$32,770	$3,995	$3,858	$3,723	$3,590	$2,436	$15,168
In-place lease intangible assets, net (b)	13,104	8,997	626	519	450	326	2,186
Total	$45,874	$12,992	$4,484	$4,242	$4,040	$2,762	$17,354

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $17.2 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the years ended December 31, 2023 and 2022, $4.2 million and $4.3 million, respectively, of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $9.5 million in Other assets on the Consolidated Balance Sheets. For the years ended December 31, 2023 and 2022, $7.3 million and $22.5 million, respectively, was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

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

DECEMBER 31, 2023

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

The Company has a preferred equity investment in a joint venture that owns a 173 apartment home community located in Oakland, California. In December 2023, the developer informed the Company that it would not fund its share of a capital call and subsequently entered into an agreement to transfer its equity interest in the joint venture to the Company for $1.4 million. As a result, the joint venture was deemed to be a VIE. The Company concluded that it is the primary beneficiary of the VIE, and therefore began consolidating the joint venture, resulting in a $24.3 million loss on consolidation which is recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The consolidated assets and liabilities related to the VIE were initially recorded at fair value during December 2023 and were approximately $68.0 million and $42.5 million, respectively, as of December 31, 2023. The Company took title to the developer’s equity interest in the joint venture in January 2024. (See Note 3, Real Estate Owned for more information).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2023 and 2022 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average
	Communities	Homes	Ownership Interest		Investment at		Income/(loss) from investments
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Ventures	2023	2023	2023	2022	2023	2022	2023	2022	2021
Operating:
UDR/MetLife (a)	13	2,837	50.1%	50.1%	$225,195	$247,160	$(5,378)	$(7,604)	$(17,785)
UDR/LaSalle (b)	5	1,590	51.0%	—%	286,723	—	(3,660)	—	—
Total Joint Ventures	18	4,427			$511,918	$247,160	$(9,038)	$(7,604)	$(17,785)

	Number of	Apartment
	Communities	Homes	Weighted			Investment at		Income/(loss) from investments
Developer Capital Program	December 31,	December 31,	Average	Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Real Estate Technology Investments (c)	2023	2023	Rate	Maturity	Commitment (d)	2023	2022	2023	2022	2021
Preferred equity investments:
Operating (e)	21	4,545	9.3%	3.3	$252,889	304,699	282,766	$27,260	$20,202	$10,928
Development	2	1,073	10.7%	3.2	68,207	83,072	74,648	8,425	6,172	92
Total Preferred Equity Investments	23	5,618	9.6%	3.3	321,096	387,771	357,414	35,685	26,374	11,020

Real estate technology and sustainability investments:
RETV I (f)	N/A	N/A	N/A	N/A	18,000	10,062	16,601	(614)	(35,507)	50,795
RETV II	N/A	N/A	N/A	N/A	18,000	15,371	11,670	1,364	(265)	1,101
RETV III	N/A	N/A	N/A	N/A	15,000	1,329	—	(212)	—	—
RET Strategic Fund	N/A	N/A	N/A	N/A	25,000	13,980	8,078	(174)	496	—
RET ESG	N/A	N/A	N/A	N/A	10,000	3,640	2,898	(260)	(153)	—
Total Preferred Equity Investments and Real Estate Technology Investments						432,153	396,661	35,789	(9,055)	62,916

Sold joint ventures and other investments (g)						—	103,173	(22,058)	21,606	20,515

Total Joint Ventures, Developer Capital Program and Real Estate Technology Investments, net (a)						$944,071	$746,994	$4,693	$4,947	$65,646
(a)	As of December 31, 2023 and 2022, the Company’s negative investment in one UDR/MetLife community of $8.9 million and $7.5 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In June 2023, the Company formed a new real estate joint venture, UDR/LaSalle, with LaSalle Investment Management on behalf of an institutional client (“LaSalle”). Four operating communities, located in various markets, were contributed by the Company. The joint venture partner paid the Company approximately $247.9 million at formation of the joint venture. The Company will have the potential to earn a promoted return should certain return hurdles be achieved. Our initial investment was $258.2 million and consisted solely of our equity in the four operating communities contributed to the joint venture.

In December 2023, the joint venture acquired an operating community with 262 apartment homes, located in Norwood, Massachusetts, for approximately $114.3 million.

(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At December 31, 2023, our preferred equity investment portfolio consisted of 23 communities located in various markets, consisting of 5,618 completed or under development homes. In addition, the Company’s preferred equity investments include four investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the year ended December 31, 2023, the Company did not enter into or fund any new preferred equity investments and no preferred equity investments were redeemed.
(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In June 2023, two preferred equity investment agreements were amended. In connection with the amendments, the Company funded an incremental $17.0 million to one joint venture, which was used to pay down the senior

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

construction loan in connection with an extension of the maturity date of the senior construction loan to April 2025, and funded an incremental $3.8 million to the other joint venture, which was used to pay down the senior construction loan in connection with an extension of the maturity date of the senior construction loan to June 2025.
(f)	The Company recognized $(0.6) million, $(35.5) million and $50.8 million of investment income/(loss) from RETV I for the years ended December 31, 2023, 2022 and 2021, respectively, which primarily related to unrealized gains/(losses) from one portfolio investment held by RETV I, SmartRent, Inc. (“SmartRent”).
(g)	In June 2023, the agreement for one preferred equity investment was amended, resulting in the Company’s investment, inclusive of accrued preferred return, being classified as a note receivable on the Consolidated Balance Sheet as of December 31, 2023. (See Note 2, Significant Accounting Policies for further discussion.)

As disclosed above, the Company began consolidating one preferred investment in December 2023, resulting in a $24.3 million loss on consolidation classified in Income/(loss) from unconsolidated entities.

As of December 31, 2023 and 2022, the Company had deferred fees of $7.6 million and $8.1 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $6.8 million, $5.0 million, and $6.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2023, 2022, and 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

				Developer
				Capital Program
As of and For the	UDR/	UDR/		and Other
Year Ended December 31, 2023	MetLife	LaSalle	RETV I	Investments	Total
Condensed Statements of Operations:
Total revenues	$139,073	$20,514	$28	$109,725	$269,340
Property operating expenses	58,298	6,896	1,396	53,046	119,636
Real estate depreciation and amortization	54,895	21,182	—	43,407	119,484
Operating income/(loss)	25,880	(7,564)	(1,368)	13,272	30,220
Interest expense	(32,720)	(126)	(103)	(53,282)	(86,231)
Other income/(loss)	—	—	—	537	537
Net realized gain/(loss) on held investments	—	—	33,941	2,113	36,054
Net unrealized gain/(loss) on held investments	—	—	(29,346)	16,695	(12,651)
Net income/(loss)	$(6,840)	$(7,690)	$3,124	$(20,665)	$(32,071)

Condensed Balance Sheets:
Total real estate, net	$1,214,525	$595,976	$—	$1,347,556	$3,158,057
Investments, at fair value	—	—	57,700	200,132	257,832
Cash and cash equivalents	14,826	4,809	260	41,775	61,670
Other assets	16,406	9,986	22	120,562	146,976
Total assets	1,245,757	610,771	57,982	1,710,025	3,624,535
Third party debt, net	855,050	45,126	—	1,112,640	2,012,816
Accounts payable and accrued liabilities	14,856	5,510	118	151,018	171,502
Total liabilities	869,906	50,636	118	1,263,658	2,184,318
Total equity	$375,851	$560,135	$57,864	$446,367	$1,440,217

			Developer
			Capital Program
As of and For the	UDR/		and Other
Year Ended December 31, 2022	MetLife	RETV I	Investments	Total
Condensed Statements of Operations:
Total revenues	$130,229	$42	$38,145	$168,416
Property operating expenses	55,262	1,596	23,622	80,480
Real estate depreciation and amortization	55,580	—	20,064	75,644
Gain/(loss) on sale of real estate	—	—	127,542	127,542
Operating income/(loss)	19,387	(1,554)	122,001	139,834
Interest expense	(30,510)	(21)	(16,383)	(46,914)
Other income/(loss)	—	—	(90)	(90)
Net realized gain/(loss) on held investments (a)	—	101,954	3,601	105,555
Net unrealized gain/(loss) on held investments (a)	—	(308,202)	(569)	(308,771)
Net income/(loss)	$(11,123)	$(207,823)	$108,560	$(110,386)

Condensed Balance Sheets:
Total real estate, net	$1,257,952	$—	$1,481,832	$2,739,784
Investments, at fair value	—	96,118	117,625	213,743
Cash and cash equivalents	15,554	1,160	22,285	38,999
Other assets	14,420	52	107,287	121,759
Total assets	1,287,926	97,330	1,729,029	3,114,285
Third party debt, net	857,909	—	1,079,420	1,937,329
Accounts payable and accrued liabilities	14,155	70	202,923	217,148
Total liabilities	872,064	70	1,282,343	2,154,477
Total equity	$415,862	$97,260	$446,686	$959,808
(a)	Net unrealized and realized gain/(loss) on held investments related to RETV I primarily related to unrealized and realized gains from SmartRent. For the year ended December 31, 2022, the Company recorded its share of net losses related to RETV I of $(35.5) million. Of that amount, $(37.2) million related to an unrealized loss on SmartRent, which is recorded in Income/(loss) from unconsolidated entities on the Consolidated Statement Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

				Developer
		West Coast		Capital Program
For the	UDR/	Development		and Other
Year Ended December 31, 2021	MetLife	Joint Ventures	RETV I	Investments	Total
Condensed Statements of Operations:
Total revenues	$114,124	$184	$6	$18,509	$132,823
Property operating expenses	51,761	333	1,445	15,626	69,165
Real estate depreciation and amortization	58,486	—	—	8,429	66,915
Gain/(loss) on sale of real estate	—	34,757	—	—	34,757
Operating income/(loss)	3,877	34,608	(1,439)	(5,546)	31,500
Interest expense	(32,307)	(41)	(17)	(11,161)	(43,526)
Other income/(loss)	—	(1,238)	—	(623)	(1,861)
Net realized gain/(loss) on held investments	—	—	12,341	—	12,341
Net unrealized gain/(loss) on held investments (a)	—	—	285,155	16,276	301,431
Net income/(loss)	$(28,430)	$33,329	$296,040	$(1,054)	$299,885
(a)	Net unrealized gain/(loss) on held investments primarily related to unrealized gains from SmartRent, which became a public company in 2021. For the year ended December 31, 2021, the Company recorded its share of the net unrealized gain/(loss) on held investments of $49.9 million, of which $48.9 million related to SmartRent, in Income/(loss) from unconsolidated entities on the Consolidated Statement Operations.

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Operating lease right-of-use assets were $190.6 million and $194.1 million, respectively, and the Operating lease liabilities were $185.8 million and $189.2 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 42.0 years and 42.6 years at December 31, 2023 and 2022, respectively, and the weighted average discount rate was 5.0% at both December 31, 2023 and 2022.

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2023 are as follows (dollars in thousands):

Ground Leases
2024	$12,442
2025	12,442
2026	12,442

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

2027	12,442
2028	12,442
Thereafter	405,452
Total future minimum lease payments (undiscounted)	467,662
Difference between future undiscounted cash flows and discounted cash flows	(281,826)
Total operating lease liabilities (discounted)	$185,836

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

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease expense:
Contractual lease expense	$13,173	$12,991	$12,924
Variable lease expense (a)	155	112	78
Total operating lease expense (b)(c)	$13,328	$13,103	$13,002
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.4 million, respectively, for the year ended December 31, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.4 million and $3.3 million, respectively, and for the year ended December 31, 2021, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.1 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million, $0.1 million and $0.3 million of total operating lease expense during the years ended December 31, 2023, 2022 and 2021, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2023, our apartment home leases generally have initial terms of 12 months or less. As of December 31, 2023, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of December 31, 2023 are as follows (dollars in thousands):

Retail and Commercial Leases
2024	$26,807
2025	24,432
2026	21,735
2027	18,121

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

2028	15,191
Thereafter	58,166
Total future minimum lease payments (a)	$164,452
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $1.1 million, $0.8 million and $0.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2023 and 2022 (dollars in thousands):

	Principal Outstanding		As of December 31, 2023
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2023	2022	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,213,751	$1,005,622	3.48%	4.7	20
Deferred financing costs and other non-cash adjustments (b)	(3,009)	19,712
Total fixed rate secured debt, net	1,210,742	1,025,334	3.48%	4.7	20
Variable Rate Debt
Mortgage notes payable (c)	40,017	—	8.33%	1.3	1
Tax-exempt secured notes payable (d)	27,000	27,000	4.08%	8.2	1
Deferred financing costs	(46)	(53)
Total variable rate secured debt, net	66,971	26,947	6.61%	4.1	2
Total Secured Debt, net	1,277,713	1,052,281	3.64%	4.7	22
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (e) (n)	—	—	—%	2.1
Borrowings outstanding under unsecured commercial paper program due January 2024 (f) (n)	408,075	300,000	5.67%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2025 (g)	4,593	28,015	6.28%	1.0
Term Loan due January 2027 (e) (n)	—	175,000	—%	3.1
Fixed Rate Debt
Term Loan due January 2027 (e) (n)	350,000	175,000	3.36%	3.1
8.50% Debentures due September 2024	15,644	15,644	8.50%	0.7
2.95% Medium-Term Notes due September 2026 (h) (n)	300,000	300,000	2.89%	2.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $247 and $317, respectively) (i) (n)	299,753	299,683	4.03%	3.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $479 and $598, respectively) (n)	299,521	299,402	3.50%	4.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $4, respectively) (j) (n)	299,997	299,996	4.27%	5.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $8,294 and $9,667, respectively) (k) (n)	608,294	609,667	3.32%	6.0
3.00% Medium-Term Notes due August 2031 (net of premiums of $9,109 and $10,304, respectively) (l) (n)	609,109	610,304	3.01%	7.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $303 and $338, respectively) (n)	399,697	399,662	2.10%	8.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,110 and $1,230, respectively) (n)	348,890	348,770	1.90%	9.2
2.10% Medium-Term Notes due June 2033 (net of discounts of $941 and $1,041, respectively) (n)	299,059	298,959	2.10%	9.5
3.10% Medium-Term Notes due November 2034 (net of discounts of $956 and $1,045, respectively) (m) (n)	299,044	298,955	3.13%	10.8
Other	2	5
Deferred financing costs	(20,682)	(24,040)
Total Unsecured Debt, net	4,520,996	4,435,022	3.30%	5.9
Total Debt, net	$5,798,709	$5,487,303	3.40%	5.6

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2023, secured debt encumbered approximately 14% of UDR’s total real estate owned based upon gross book value (approximately 86% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2023, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

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

(b) During the years ended December 31, 2023, 2022, and 2021, the Company had $3.4 million, $4.5 million, and $3.9 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $1.5 million and $22.5 million at December 31, 2023 and 2022, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) In December 2023, the Company began consolidating a preferred equity investment which included a secured variable rate senior construction loan with an outstanding balance of $40.0 million. The senior construction loan had an interest rate of 8.33% as of December 31, 2023 (see Note 5, Joint Ventures and Partnerships).

(d) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2023, the variable interest rate on the mortgage note was 4.08%.

(e) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities ( the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027.

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

In August 2021 and March 2023, the Company entered into five interest rate swaps totaling a $350.0 million of notional value, which became effective in July 2022 and in March 2023, to hedge against interest rate risk on all or a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

portion of the Term Loan debt until July 2025. $350.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of the interest rate swaps, of 3.36% from March 2023 until January 2024, $262.5 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 2.68% from January 2024 until July 2024, and $175.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 1.43% from July 2024 until July 2025.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2023 and 2022 (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	2,055	3,776
Maximum daily borrowings during the period ended	250,000	205,000
Weighted average interest rate during the period ended	5.6%	3.9%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.3 million and $2.6 million of letters of credit at December 31, 2023 and 2022, respectively.

(f) The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2023 and 2022 (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	408,075	300,000
Weighted average daily borrowings during the period ended	384,068	405,671
Maximum daily borrowings during the period ended	505,000	700,000
Weighted average interest rate during the period ended	5.4%	2.3%
Interest rate at end of the period	5.7%	4.7%

(g) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2025. In November 2023, the Company amended the Working Capital Credit Facility to extend the maturity date from January 12, 2024 to January 12, 2025, plus a one-year extension option. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2023 and 2022 (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	4,593	28,015
Weighted average daily borrowings during the period ended	15,829	15,080
Maximum daily borrowings during the period ended	57,107	55,812
Weighted average interest rate during the period ended	5.9%	3.0%
Interest rate at end of the period	6.3%	5.2%

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

(l) The Company entered into treasury lock agreements to hedge against interest rate risk on $250.0 million of the $600.0 million aggregate principal amount. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.01%.
(m) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(n) The Operating Partnership is the guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2023 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2024	$97,578	$—	$97,578	$423,719	$521,297
2025	178,568	40,017	218,585	4,593	223,178
2026	56,665	—	56,665	300,000	356,665
2027	6,931	—	6,931	650,000	656,931
2028	166,518	—	166,518	300,000	466,518
2029	315,802	—	315,802	300,000	615,802
2030	230,759	—	230,759	600,000	830,759
2031	160,930	—	160,930	600,000	760,930
2032	—	27,000	27,000	400,000	427,000
2033	—		—	650,000	650,000
Thereafter	—	—	—	300,000	300,000
Subtotal	1,213,751	67,017	1,280,768	4,528,312	5,809,080
Non-cash (a)	(3,009)	(46)	(3,055)	(7,316)	(10,371)
Total	$1,210,742	$66,971	$1,277,713	$4,520,996	$5,798,709
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2023 and 2022, the Company amortized $4.7 million and $3.8 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator for income/(loss) per share:
Net income/(loss)	$474,488	$92,579	$160,993
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(30,104)	(5,613)	(10,873)
Net (income)/loss attributable to noncontrolling interests	(31)	(42)	(104)
Net income/(loss) attributable to UDR, Inc.	444,353	86,924	150,016
Distributions to preferred stockholders — Series E (Convertible)	(4,848)	(4,412)	(4,229)
Income/(loss) attributable to common stockholders - basic and diluted	$439,505	$82,512	$145,787

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,136	321,949	300,579
Non-vested restricted stock awards	(371)	(278)	(253)
Denominator for basic income/(loss) per share	328,765	321,671	300,326
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	339	1,029	1,377
Denominator for diluted income/(loss) per share	329,104	322,700	301,703

Income/(loss) per weighted average common share:
Basic	$1.34	$0.26	$0.49
Diluted	$1.34	$0.26	$0.48

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2023, 2022, and 2021, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2023, the Company did not sell any shares of common stock through its ATM program. As of December 31, 2023, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

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

During the year ended December 31, 2023, the Company did not enter into any forward purchase agreements under its continuous equity program.

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

During the year ended December 31, 2023, the Company repurchased 0.6 million shares of its common stock at an average price of $40.13 per share for total consideration of approximately $25.0 million under its share repurchase program. During the year ended December 31, 2022, the Company repurchased 1.2 million shares of its common stock at an average price of $41.14 per share for total consideration of approximately $49.0 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
OP/DownREIT Units	22,410	21,478	22,418
Convertible preferred stock	2,908	2,916	2,918
Unvested LTIP Units and unvested restricted stock	339	1,029	1,377

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company’s authorized capital was 450.0 million shares of common stock and 50.0 million shares of preferred stock as of December 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2023, 2022 and 2021:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2020	296,612	2,695	14,441
Issuance/(forfeiture) of common and restricted shares, net	97	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	19,517	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	44	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,880	—	—
Conversion of Series E Cumulative Convertible shares	—	—	—
Balance at December 31, 2021	318,150	2,695	12,583
Issuance/(forfeiture) of common and restricted shares, net	120	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	11,402	—	—
Repurchase of common shares	(1,192)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	499	—	—
Conversion of Series E Cumulative Convertible shares	10	(9)	—
Forfeiture of Series F shares	—	—	(482)
Balance at December 31, 2022	328,993	2,686	12,101
Issuance/(forfeiture) of common and restricted shares, net	174	—	—
Repurchase of common shares	(623)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	148	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	323	—	—
Forfeiture of Series F shares	—	—	(233)
Balance at December 31, 2023	329,015	2,686	11,868

Common Stock

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. As of December 31, 2023, 14.0 million shares were available for sale under the ATM program.

During the year ended December 31, 2023, the Company entered into the following equity transactions for our common stock:

●	Repurchased 0.6 million shares of common stock at a weighted average price per share of $40.13, for total consideration of approximately $25.0 million.
●	Issued 0.2 million shares, net of forfeitures, of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”); and
●	Issued 0.5 million shares of common stock upon redemption of OP Units and DownREIT Units, resulting in the forfeiture of 0.2 million Series F Preferred shares.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2023, 2022, and 2021 totaled $1.68, $1.52, and $1.45 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2023, 2022, and 2021 were $1.82, $1.65, and $1.57 per share, respectively. The Series E is not listed on any exchange. At December 31, 2023 and 2022, a total of 2.7 million and 2.7 million, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by certain holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2023 and 2022, 0.2 million and 0.5 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2023 and 2022, a total of 11.9 million and 12.1 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,187 and $1,210, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. During the year ended December 31, 2023, all shares issued with respect to the plan were acquired through the open market.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

As of December 31, 2023, 35.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2023, there were 10.6 million common shares available for issuance under the LTIP.

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

A summary of UDR’s Performance Units, LTIP Units, restricted stock and option activities during the year ended December 31, 2023 is as follows (shares in thousands):

	Unvested Performance Units Outstanding		Performance Units Exercisable		Unvested Stock Options Outstanding		Stock Options Exercisable		LTIP Units		Restricted Stock
												Weighted
		Weighted		Weighted		Weighted		Weighted		Weighted		Average Fair
		Average		Average		Average		Average		Average Fair		Value Per
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Value Per	Number	Restricted
	Units	Price	Units	Price	Options	Price	Options	Price	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2022	2,749	$44.66	1,823	$36.85	1,225	$45.91	—	$—	491	$53.69	273	$48.77
Granted	2,207	38.59	—	—	133	38.59	—	—	232	50.11	224	41.21
Exercised	—	—	—	—	—	—	—	—	—	—	—	—
Vested	(455)	40.28	455	40.28	(19)	59.90	19	59.90	(411)	54.09	(125)	47.84
Forfeited (a)	(784)	46.28	—	—	—	—	—	—	—	—	(7)	47.03
Balance, December 31, 2023	3,717	$41.25	2,278	$37.53	1,339	$44.99	19	$59.90	312	$50.51	365	$44.53
(a)	During the year ended December 31, 2023, UDR recorded a $4.1 million expense related to the cancellation of 0.8 million of unvested Performance Unit awards, which is included in General and administrative on the Consolidated Statements of Operations.

As of December 31, 2023, the Company had granted 6.9 million shares of restricted stock, 3.0 million LTIP Units, 6.0 million Performance Units, and 1.4 million stock options under the LTIP.

Stock Option Awards

UDR has granted stock options to our employees and Company directors. Subject to certain conditions, each stock option is exercisable into one share of UDR common stock.

The total remaining compensation cost on unvested stock options was $2.9 million as of December 31, 2023.

During the year ended December 31, 2023, no stock options were exercised.

The weighted average remaining contractual life on all stock options outstanding as of December 31, 2023 is 8.6 years and such options have a weighted average exercise price of $44.99.

During the years ended December 31, 2023 and 2022, we recognized $0.6 million and $0.7 million, respectively, of net compensation expense related to outstanding stock options. No compensation expense related to outstanding stock options was recognized during the year ended December 31, 2021.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

Restricted Stock Awards

Restricted stock awards are granted to our employees and Company directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Restricted stock awards earn dividends payable in cash or dividend reinvestment shares. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2023, 2022, and 2021, we recognized $6.4 million, $5.7 million, and $4.5 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $5.4 million and had a weighted average remaining contractual life of 2.0 years as of December 31, 2023.

Unit Awards

Unit awards are granted to our employees and Company directors. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Unit awards earn distributions payable in cash or distribution reinvestment units. Some of the Unit awards are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2023, 2022, and 2021, we recognized $6.2 million, $15.9 million and $5.9 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on Unit awards was $3.7 million and had a weighted average remaining contractual life of 1.3 years as of December 31, 2023.

Performance Unit Awards

UDR has granted Performance Units to our employees and Company directors. Subject to certain conditions, each Performance Unit is exercisable into one Operating Partnership common unit. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Performance Unit awards earn distributions payable in cash equivalent to 2% of regular distributions paid on OP Units. Some of the Performance Unit awards are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods.

The total remaining compensation cost on unvested Performance Units was $11.6 million as of December 31, 2023.

During the year ended December 31, 2023, no Performance Units were exercised.

The weighted average remaining contractual life on all Performance Units outstanding as of December 31, 2023 is 8.1 years and such Performance Units have a weighted average exercise price of $41.25.

During the years ended December 31, 2023, 2022 and 2021, we recognized $19.8 million, $5.2 million and $11.7 million, respectively, of net compensation expense related to outstanding Performance Units.

Short-Term Incentive Compensation

In January 2023, certain officers of the Company were awarded either a restricted stock grant, an STI Unit grant, or an STI Performance Unit grant, or a combination of all three, under the 2023 Long-Term Incentive Program (“2023 LTI”). All three of the awards represent short-term incentive compensation for the officers. The restricted stock award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), or $38.59 per share. The STI Unit award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $38.59 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. The STI Performance Unit award was valued for compensation expense purposes on the date of grant in accordance with ASC 718 as determined by the lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 29.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.09%, and an annual dividend yield of 3.3%, or $7.86 per unit, inclusive of a discount due to uncertainty associated with the STI Performance Unit reaching parity with the value of a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

share of UDR common stock. The restricted stock awards, STI Unit awards, and STI Performance Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period.

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

Long-Term Incentive Compensation

In January 2023, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2023 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2023 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2023 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2023 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.59 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.58 per unit on the grant date, inclusive of an 8.9% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.45 per unit on the grant date, inclusive of a 4.4% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $4.12 per unit on the grant date, inclusive of an 8.9% discount, a volatility factor of 29.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.09%, and an annual dividend yield of 3.3%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $4.29 per unit on the grant date, inclusive of a 4.4% discount, a volatility factor of 27.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.08%, and an annual dividend yield of 3.3%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $44.85 per share for the comparable apartment REITs component and $43.30 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 36.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $21.62 per unit, inclusive of a 4.4% discount, for the comparable apartment REITs component and $20.89 per unit, inclusive of a 4.4% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 36.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $6.02 per unit, inclusive of a 4.4% discount, for the comparable

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

apartment REITs component and $5.86 per unit, inclusive of a 4.4% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.08%, and an annual dividend yield of 3.2%.

In January 2022, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2022 LTI. For both restricted stock grants and LTIP Unit grants, thirty percent of the 2022 LTI award is based upon FFO as Adjusted over an approximately one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2022 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2022 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $59.90 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $27.04 per unit on the grant date, inclusive of a 9.7% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $28.72 per unit on the grant date, inclusive of a 4.1% discount. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $66.83 per share for the comparable apartment REITs component and $68.02 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $31.95 per unit, inclusive of a 4.1% discount, for the comparable apartment REITs component and $32.85 per unit, inclusive of a 4.1% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%.

In January 2021, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2021 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2021 LTI award is based upon FFO as Adjusted over an approximately one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2021 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2021 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $36.85 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $16.69 per unit on the grant date, inclusive of a 9.4% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $17.71 per unit on the grant date, inclusive of a 3.9% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $2.67 per unit on the grant date, inclusive of a 9.4% discount, a volatility factor of 27.0%, an expected life of 5.5 years, an annualized risk-free rate of 0.49%, and an annual dividend yield of 3.4%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $2.85 per unit on the grant date, inclusive of a 3.9% discount, a volatility factor of 26.0%, an expected life of 6.5 years, an annualized risk-free rate of 0.57%, and an annual dividend yield of 3.4%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $40.09 per share for the comparable apartment REITs component and $39.95 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

simulation using a volatility factor of 33.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $19.43 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $19.37 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $3.59 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $3.70 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 33.0%, an expected life of 6.5 years, an annualized risk-free rate of 0.16%, and an annual dividend yield of 3.5%.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, were $1.1 million, $1.7 million, and $1.4 million, respectively.

11. INCOME TAXES

For 2023, 2022, and 2021, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2023, 2022 and 2021 (unaudited):

	Year Ended December 31,
	2023	2022	2021
Ordinary income	$1.4384	$1.3329	$0.9798
Qualified ordinary income	0.0001	0.0001	0.0405
Long-term capital gain	0.1697	0.1521	0.3577
Unrecaptured section 1250 gain	0.0318	0.0174	0.0695
Total	$1.6400	$1.5025	$1.4475

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax (benefit)/provision
Current
Federal	$69	$—	$2,693
State	2,036	440	1,236
Total current	2,105	440	3,929
Deferred
Federal	26	(27)	(1,770)
State	23	(16)	(672)
Investment tax credit	(48)	(48)	(48)
Total deferred	1	(91)	(2,490)
Total income tax (benefit)/provision	$2,106	$349	$1,439

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Federal and state tax attributes	$28	$157	$60
Other	153	64	102
Total deferred tax assets	181	221	162
Valuation allowance	(27)	(33)	(32)
Net deferred tax assets	154	188	130
Deferred tax liabilities:
Book/tax depreciation and basis	(881)	(876)	(860)
Other	(76)	(67)	(68)
Total deferred tax liabilities	(957)	(943)	(928)
Net deferred tax assets/(liabilities)	$(803)	$(755)	$(798)

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2023, 2022, and 2021 as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$105	$(109)	$1,058
State income tax provision	2,054	914	664
Other items	—	(409)	(246)
Solar credit amortization	(48)	(48)	(48)
ITC basis adjustment	—	—	2
Valuation allowance	(5)	1	9
Total income tax provision/(benefit)	$2,106	$349	$1,439

As of December 31, 2023, the Company had federal net operating loss carryovers (“NOL”) of $23.9 million expiring in 2032 through 2035 and state NOLs of $65.4 million expiring in 2023 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The Company’s Tax benefit/(provision), net was $(2.1) million, $(0.3) million and $(1.4) million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase of $1.8 million was primarily attributable to an increase in state taxes, as well as an increase in TRS income of $1.0 million. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2023 and 2022, UDR has no material unrecognized income tax benefits/(provisions), net.

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2020 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at beginning of year	$839,850	$1,299,442
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,211)	(444,293)
OP Units issued for real estate, net	141,359	—
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(30,569)	(44,346)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	30,104	5,613
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(39,072)	(34,020)
Redeemable Long-Term and Short-Term Incentive Plan Units	29,857	56,568
Allocation of other comprehensive income/(loss)	(231)	886
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at end of year	$961,087	$839,850

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million, less than $(0.1) million, and $(0.1) million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2023 and 2022 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$228,825	$222,755	$—	$—	$222,755
Equity securities (c)	7,210	7,210	7,210	—	—
Derivatives - Interest rate contracts (d)	10,103	10,103	—	10,103	—
Total assets	$246,138	$240,068	$7,210	$10,103	$222,755

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,228	$1,124,140	$—	$—	$1,124,140
Secured debt instruments - variable rate: (e)
Mortgage notes payable	40,017	40,017	—	—	40,017
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	4,593	4,593	—	—	4,593
Commercial paper program	408,075	408,075	—	—	408,075
Unsecured notes	4,129,010	3,611,697	—	—	3,611,697
Total liabilities	$5,823,923	$5,215,522	$—	$—	$5,215,522

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$961,087	$961,087	$—	$961,087	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

			Fair Value at December 31, 2022, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2022 (a)	2022	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$54,707	$55,514	$—	$—	$55,514
Equity securities (c)	9,707	9,707	9,707	—	—
Derivatives - Interest rate contracts (d)	15,270	15,270	—	15,270	—
Total assets	$79,684	$80,491	$9,707	$15,270	$55,514

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,028,169	$909,041	$—	$—	$909,041
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	28,015	28,015	—	—	28,015
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	4,131,047	3,448,632	—	—	3,448,632
Total liabilities	$5,514,231	$4,712,688	$—	$—	$4,712,688

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$839,850	$839,850	$—	$839,850	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on December 31, 2023 and 2022. The Company currently classifies the investment as Level 1 in the fair value hierarchy. During the years ended December 31, 2023 and 2022, the Company increased its direct investment in SmartRent due to stock distributions from its unconsolidated real estate technology investments. During the year ended December 31, 2023, the Company sold 4.6 million shares of SmartRent at an average price per share of $3.18 for net proceeds of $14.4 million and recognized a net realized/unrealized gain on sale of $2.5 million recorded in Interest income and other income/(expense), net on the Consolidated Statement of Operations. During the year ended December 31, 2022, the Company did not sell any shares of SmartRent.
(d)	See Note 14, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 12, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2023 and 2022.

Financial Instruments Carried at Fair Value

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2023, 2022, and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2024, the Company estimates that an additional $6.0 million will be reclassified as a decrease to Interest expense.

As of December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	6	$369,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2023, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	$10,103	$15,270	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021	2023	2022	2021	2023	2022	2021

Interest rate products	$3,872	$14,489	$3,502	$7,533	$998	$(1,755)	$—	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

	Year Ended
	December 31,
	2023	2022	2021
Total amount of Interest expense presented on the Consolidated Statements of Operations	$180,866	$155,900	$186,267

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2023 and 2022 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2023	$10,103	$—	$10,103	$—	$—	$10,103

December 31, 2022	$15,270	$—	$15,270	$—	$—	$15,270
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2023	$—	$—	$—	$—	$—	$—

December 31, 2022	$—	$—	$—	$—	$—	$—
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

15. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at December 31, 2023 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$160,404	$27,096
Wholly-owned — redevelopment (b)	14	73,869	123,030
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	55,948	40,052
Total		$290,221	$190,178
(a)	Represents UDR’s investment as of December 31, 2023.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of December 31, 2023, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2022 and held as of December 31, 2023. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2023, 2022, and 2021.

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

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2023, 2022, and 2021, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

	Year Ended December 31,
	2023	2022	2021
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$463,119	$443,435	$399,692
Mid-Atlantic Region	301,785	286,825	249,455
Northeast Region	302,568	282,744	239,301
Southeast Region	226,352	210,156	166,800
Southwest Region	150,818	144,031	118,316
Non-Mature Communities/Other	125,868	97,643	72,323
Total segment and consolidated lease revenue	$1,570,510	$1,464,834	$1,245,887

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$11,672	$11,899	$10,214
Mid-Atlantic Region	11,772	10,868	8,490
Northeast Region	7,005	6,895	5,241
Southeast Region	9,413	8,822	7,275
Southwest Region	6,333	5,820	4,924
Non-Mature Communities/Other	3,953	3,226	2,634
Total segment and consolidated other revenue	$50,148	$47,530	$38,778

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$474,791	$455,334	$409,906
Mid-Atlantic Region	313,557	297,693	257,945
Northeast Region	309,573	289,639	244,542
Southeast Region	235,765	218,978	174,075
Southwest Region	157,151	149,851	123,240
Non-Mature Communities/Other	129,821	100,869	74,957
Total segment and consolidated rental income	$1,620,658	$1,512,364	$1,284,665

Reportable apartment home segment NOI
Same-Store Communities
West Region	$354,320	$339,954	$300,828
Mid-Atlantic Region	216,379	204,923	177,339
Northeast Region	204,247	189,922	151,521
Southeast Region	162,090	149,132	116,239
Southwest Region	100,657	94,934	75,993
Non-Mature Communities/Other	77,077	61,527	45,205
Total segment and consolidated NOI	1,114,770	1,040,392	867,125
Reconciling items:
Joint venture management and other fees	6,843	5,022	6,102
Property management	(52,671)	(49,152)	(38,540)
Other operating expenses	(20,222)	(17,493)	(21,649)
Real estate depreciation and amortization	(676,419)	(665,228)	(606,648)
General and administrative	(69,929)	(64,144)	(57,541)
Casualty-related (charges)/recoveries, net	(3,138)	(9,733)	(3,748)
Other depreciation and amortization	(15,419)	(14,344)	(13,185)
Gain/(loss) on sale of real estate owned	351,193	25,494	136,052
Income/(loss) from unconsolidated entities	4,693	4,947	65,646
Interest expense	(180,866)	(155,900)	(186,267)
Interest income and other income/(expense), net	17,759	(6,933)	15,085
Tax (provision)/benefit, net	(2,106)	(349)	(1,439)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(30,104)	(5,613)	(10,873)
Net (income)/loss attributable to noncontrolling interests	(31)	(42)	(104)
Net income/(loss) attributable to UDR, Inc.	$444,353	$86,924	$150,016
(a)	Same-Store Community population consisted of 51,368 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2023

The following table details the assets of UDR’s reportable segments as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,	December 31,
	2023	2022
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,360,532	$4,295,073
Mid-Atlantic Region	3,201,640	3,140,167
Northeast Region	3,669,538	3,629,026
Southeast Region	1,579,201	1,521,489
Southwest Region	1,324,942	1,287,332
Non-Mature Communities/Other	1,888,006	1,696,985
Total segment assets	16,023,859	15,570,072
Accumulated depreciation	(6,267,830)	(5,762,501)
Total segment assets — net book value	9,756,029	9,807,571
Reconciling items:
Cash and cash equivalents	2,922	1,193
Restricted cash	31,944	29,001
Notes receivable, net	228,825	54,707
Investment in and advances to unconsolidated joint ventures, net	952,934	754,446
Operating lease right-of-use assets	190,619	194,081
Other assets	209,969	197,471
Total consolidated assets	$11,373,242	$11,038,470
(a)	Same-Store Community population consisted of 51,368 apartment homes.

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

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2023

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$28,532	$22,789	$54,757	$77,546	$44,469	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	114,805	117,402	207,376	324,778	175,675	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	17,674	9,534	38,681	48,215	31,045	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	5,298	11,141	8,515	19,656	6,858	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	58,082	71,036	95,644	166,680	76,215	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	54,549	63,849	99,552	163,401	71,564	1968/2000/2016	Mar-05
Beach & Ocean	—	12,878	—	12,878	41,282	13,408	40,752	54,160	22,049	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	132,737	25,988	131,749	157,737	78,988	2013	Oct-11
The Residences at Pacific City	—	78,085	—	78,085	281,051	79,025	280,111	359,136	106,653	2018	Jan-14
ORANGE COUNTY, CA	—	365,353	271,946	637,299	734,010	414,172	957,137	1,371,309	613,516
2000 Post Street	—	9,861	44,578	54,439	46,869	14,640	86,668	101,308	56,181	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	12,350	1,657	31,754	33,411	22,030	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	31,919	8,352	54,431	62,783	43,701	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	16,822	1,541	45,421	46,962	30,318	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	10,955	23,027	50,226	73,253	39,624	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	42,885	16,839	70,614	87,453	58,321	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	9,849	11,718	21,134	32,852	15,228	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,848	5,783	29,977	35,760	23,105	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	14,226	30,843	97,912	128,755	70,402	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	14,003	1,138	55,974	57,112	39,285	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	23,393	14,712	97,038	111,750	59,184	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	135,225	24,459	134,391	158,850	79,183	2014	Sep-10
5421 at Dublin Station	—	8,922	—	8,922	118,105	8,931	118,096	127,027	9,118	2022	Sep-16
HQ	—	19,938	65,816	85,754	657	19,938	66,473	86,411	5,248	2021	Sep-22
Residences at Lake Merritt	40,017	8,664	56,876	65,540	—	8,664	56,876	65,540	9	2023	Dec-23
SAN FRANCISCO, CA	67,017	183,189	536,932	720,121	489,106	192,242	1,016,985	1,209,227	550,937
Crowne Pointe	—	2,486	6,437	8,923	11,598	3,293	17,228	20,521	13,719	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	7,917	3,145	14,354	17,499	11,648	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	6,826	6,440	28,872	35,312	21,185	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	11,324	7,373	41,721	49,094	29,318	2000	May-08
Island Square	—	21,284	89,389	110,673	11,121	21,753	100,041	121,794	69,982	2007	Jul-08
elements too	—	27,468	72,036	99,504	25,300	30,381	94,423	124,804	77,695	2010	Feb-10
989elements	—	8,541	45,990	54,531	8,485	8,703	54,313	63,016	35,723	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	1,818	6,490	40,661	47,151	22,778	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	6,296	8,395	131,127	139,522	49,989	2009	Oct-16
TEN20	—	5,247	76,587	81,834	6,880	5,309	83,405	88,714	32,097	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	2,001	6,058	64,960	71,018	28,356	2016	Nov-16
CityLine	—	11,220	85,787	97,007	1,627	11,249	87,385	98,634	37,002	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	596	3,724	57,438	61,162	20,469	2018	Jan-19
Brio	—	21,780	147,188	168,968	3,973	21,802	151,139	172,941	22,342	2020	Jul-21
SEATTLE, WA	—	137,662	867,758	1,005,420	105,762	144,115	967,067	1,111,182	472,303
Boronda Manor	—	1,946	8,982	10,928	13,564	3,499	20,993	24,492	14,708	1979	Dec-98
Garden Court	—	888	4,188	5,076	7,963	1,831	11,208	13,039	7,938	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	20,972	5,961	30,933	36,894	22,925	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	8,850	2,549	12,720	15,269	9,532	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	37,173	10,516	56,899	67,415	41,266	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	14,254	3,790	20,536	24,326	14,832	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	9,463	2,408	13,718	16,126	9,667	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	112,239	30,554	167,007	197,561	120,868
Rosebeach	—	8,414	17,449	25,863	8,996	9,029	25,830	34,859	20,545	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	11,580	40,094	47,751	87,845	34,397	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	49,562	51,276	148,832	200,108	105,696	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	104,482	62,662	97,471	160,133	72,963	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	174,620	163,061	319,884	482,945	233,601
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	65,582	24,699	58,085	82,784	51,712	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	11,498	6,524	34,234	40,758	26,115	2001	Nov-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2023

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Strata	—	14,278	84,242	98,520	2,780	14,439	86,861	101,300	20,265	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	79,860	45,662	179,180	224,842	98,092
Tualatin Heights	—	3,273	9,134	12,407	12,035	4,526	19,916	24,442	15,900	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	10,729	6,806	24,807	31,613	20,539	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	22,764	11,332	44,723	56,055	36,439
TOTAL WEST REGION	67,017	897,907	2,036,853	2,934,760	1,718,361	1,001,138	3,651,983	4,653,121	2,125,756
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	18,932	4,695	30,831	35,526	22,740	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	11,905	3,283	19,375	22,658	15,951	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	19,387	11,924	37,491	49,415	29,612	1938	May-02
The Whitmore	—	6,418	13,411	19,829	27,977	7,846	39,960	47,806	34,052	1962/2008	Apr-02
Ridgewood -apts side	—	5,612	20,086	25,698	17,819	6,688	36,829	43,517	29,519	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	39,976	51,284	51,350	102,634	39,970	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	24,224	15,157	58,879	74,036	48,790	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	8,588	356	68,363	68,719	48,044	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	21,760	2,069	124,504	126,573	89,499	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	11,279	21,714	77,936	99,650	54,376	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	8,977	5,788	106,840	112,628	66,547	2009	Jun-11
Capitol View on 14th	—	31,393	—	31,393	99,186	31,505	99,074	130,579	61,086	2013	Sep-07
Domain College Park	—	7,300	—	7,300	63,157	7,574	62,883	70,457	37,166	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	6,274	10,003	74,041	84,044	32,093	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	8,532	28,230	119,929	148,159	59,972	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	9,413	15,984	116,534	132,518	49,554	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	13,063	51,798	171,874	223,672	85,235	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	14,878	14,895	98,514	113,409	51,253	2000	Oct-15
Newport Village	127,600	50,046	177,454	227,500	23,888	50,912	200,476	251,388	102,925	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	4,896	27,885	133,038	160,923	38,762	2006	Aug-19
Station on Silver	—	16,661	109,198	125,859	1,904	16,759	111,004	127,763	23,720	2018	Dec-20
Seneca Place	—	21,184	98,173	119,357	10,778	21,201	108,934	130,135	23,787	1985	Jun-21
Canterbury Apartments	—	24,456	100,011	124,467	11,769	24,474	111,762	136,236	22,198	1986	Aug-21
The MO	—	27,135	—	27,135	114,283	27,135	114,283	141,418	6,332	2023	Jan-19
METROPOLITAN, D.C.	288,530	408,987	1,632,031	2,041,018	592,845	459,159	2,174,704	2,633,863	1,073,183
Calvert's Walk	—	4,408	24,692	29,100	14,247	5,434	37,913	43,347	30,123	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	19,759	12,518	64,581	77,099	43,729	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	4,860	5,084	45,075	50,159	28,686	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	9,943	15,621	77,672	93,293	25,538	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	9,223	12,780	87,889	100,669	23,089	2009	Nov-19
1274 at Towson	—	7,807	46,238	54,045	4,065	7,823	50,287	58,110	8,220	2020	Sep-21
Quarters at Towson Town Center	—	16,111	106,453	122,564	16,834	16,107	123,291	139,398	29,330	2008	Nov-21
BALTIMORE, MD	58,600	72,736	410,408	483,144	78,931	75,367	486,708	562,075	188,715
Gayton Pointe Townhomes	—	826	5,148	5,974	33,838	3,767	36,045	39,812	34,084	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	13,553	3,172	25,464	28,636	20,208	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	13,168	4,523	40,116	44,639	33,610	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	39,423	6,318	46,608	52,926	43,764	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	99,982	17,780	148,233	166,013	131,666
TOTAL MID-ATLANTIC REGION	347,130	486,846	2,103,347	2,590,193	771,758	552,306	2,809,645	3,361,951	1,393,564
NORTHEAST REGION
Garrison Square	—	6,475	91,027	97,502	30,493	6,819	121,176	127,995	75,144	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	8,906	6,646	43,168	49,814	28,124	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	19,287	20,257	107,904	128,161	71,094	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	21,501	11,902	71,735	83,637	47,016	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	206,485	24,857	206,212	231,069	91,084	2015	Dec-15
345 Harrison	—	32,938	—	32,938	332,575	44,982	320,531	365,513	98,041	2018	Nov-11
Currents on the Charles	—	12,580	70,149	82,729	3,372	12,790	73,311	86,101	22,586	2015	Jun-19
The Commons at Windsor Gardens	—	34,609	225,515	260,124	27,950	34,852	253,222	288,074	81,193	1969	Aug-19

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2023

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Charles River Landing	—	17,068	112,777	129,845	4,424	17,367	116,902	134,269	31,498	2010	Nov-19
Lenox Farms	94,050	17,692	115,899	133,591	13,857	17,911	129,537	147,448	34,277	2009	Nov-19
Union Place	51,800	9,902	72,242	82,144	7,291	10,027	79,408	89,435	16,313	2005	Jan-21
Bradlee Danvers	—	28,669	175,114	203,783	11,937	28,689	187,031	215,720	20,090	1874/2008	Jun-22
BOSTON, MA	323,350	222,295	1,036,863	1,259,158	688,078	237,099	1,710,137	1,947,236	616,460
10 Hanover Square	—	41,432	218,983	260,415	36,689	41,917	255,187	297,104	141,638	2005/2020	Apr-11
21 Chelsea	—	36,399	107,154	143,553	17,825	36,531	124,847	161,378	73,869	2001	Aug-11
View 34	—	114,410	324,920	439,330	126,178	116,145	449,363	565,508	273,754	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	18,381	58,718	283,555	342,273	180,171	2008	Aug-11
Leonard Pointe	—	38,010	93,204	131,214	2,537	38,078	95,673	133,751	31,102	2015	Feb-19
One William	—	6,422	75,527	81,949	2,312	6,478	77,783	84,261	22,787	2018	Aug-19
NEW YORK, NY	—	294,310	1,086,043	1,380,353	203,922	297,867	1,286,408	1,584,275	723,321
Park Square	—	10,365	96,050	106,415	2,646	10,615	98,446	109,061	31,893	2018	May-19
The Smith Valley Forge	—	17,853	95,973	113,826	2,198	17,861	98,163	116,024	15,740	2019	Sep-21
322 on North Broad	—	12,240	124,524	136,764	10,168	12,259	134,673	146,932	22,482	2018	Sep-21
The George Apartments	—	17,341	—	17,341	49,107	17,350	49,098	66,448	5,108	2022	Aug-20
PHILADELPHIA, PA	—	57,799	316,547	374,346	64,119	58,085	380,380	438,465	75,223
TOTAL NORTHEAST REGION	323,350	574,404	2,439,453	3,013,857	956,119	593,051	3,376,925	3,969,976	1,415,004
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	18,886	4,366	21,406	25,772	16,811	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	22,178	4,432	21,984	26,416	21,465	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	17,428	3,312	26,158	29,470	22,144	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	16,314	3,811	21,460	25,271	17,819	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	27,124	11,059	46,917	57,976	40,006	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	20,413	12,818	55,322	68,140	43,583	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	26,103	16,061	54,316	70,377	43,176	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	4,081	6,490	93,636	100,126	31,756	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	2,852	4,534	46,508	51,042	14,871	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	6,573	10,440	79,135	89,575	21,437	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	10,314	11,742	118,035	129,777	29,407	1997/1999	Nov-20
TAMPA, FL	—	65,002	436,674	501,676	172,266	89,065	584,877	673,942	302,475
Seabrook	—	1,846	4,155	6,001	12,292	3,367	14,926	18,293	13,514	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	26,314	4,115	34,808	38,923	32,713	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	21,453	2,766	26,052	28,818	23,655	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	15,523	2,996	23,222	26,218	20,063	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	16,585	4,705	27,033	31,738	23,434	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	16,378	3,401	23,801	27,202	18,739	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	11,686	1,981	17,485	19,466	13,430	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	9,727	4,894	26,243	31,137	20,825	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	20,450	8,090	31,912	40,002	24,231	1992/2007	Aug-06
Arbors at Maitland Summit	—	15,929	158,079	174,008	19,614	15,977	177,645	193,622	40,338	1998	Oct-21
Essex Luxe	—	9,068	94,487	103,555	982	9,087	95,450	104,537	14,841	2020	Oct-21
ORLANDO, FL	—	47,621	341,331	388,952	171,004	61,379	498,577	559,956	245,783
Legacy Hill	—	1,148	5,867	7,015	13,107	2,192	17,930	20,122	15,790	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	18,525	2,910	28,668	31,578	22,077	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	46,333	5,100	43,350	48,450	32,673	1999	Dec-95
Brookridge	—	708	5,461	6,169	9,556	1,643	14,082	15,725	11,695	1986	Mar-96
Breckenridge	—	766	7,714	8,480	9,240	1,895	15,825	17,720	12,855	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	11,468	2,839	26,104	28,943	20,416	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	17,700	4,437	41,119	45,556	31,814	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	20,735	6,416	35,195	41,611	30,254	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	146,664	27,432	222,273	249,705	177,574
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	23,429	17,229	78,569	95,798	61,221	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	23,429	17,229	78,569	95,798	61,221
TOTAL SOUTHEAST REGION	—	144,024	922,014	1,066,038	513,363	195,105	1,384,296	1,579,401	787,053

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2023

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	24,444	26,513	54,918	81,431	43,340	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	34,852	23,814	128,022	151,836	93,415	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	21,406	31,798	22,877	54,675	16,244	1977/78/79	May-07
Addison Apts at The Park I	—	7,903	554	8,457	9,087	11,058	6,486	17,544	5,162	1970	May-07
Addison Apts at The Park II	—	10,440	634	11,074	2,869	8,458	5,485	13,943	4,208	1975	May-07
Savoye	—	8,432	50,483	58,915	6,024	8,976	55,963	64,939	14,891	2009	Nov-19
Savoye 2	—	6,451	56,615	63,066	4,266	7,021	60,311	67,332	16,234	2011	Nov-19
Fiori on Vitruvian Park	46,133	7,934	78,575	86,509	5,383	8,513	83,379	91,892	22,831	2013	Nov-19
Vitruvian West Phase I	41,317	6,273	61,418	67,691	3,316	6,576	64,431	71,007	17,875	2018	Nov-19
Vitruvian West Phase II	—	6,451	15,798	22,249	40,069	6,656	55,662	62,318	11,714	2021	Nov-19
Vitruvian West Phase III	—	7,141	2,754	9,895	64,013	7,371	66,537	73,908	7,550	2022	Nov-19
The Canal	41,941	12,671	98,813	111,484	4,584	12,719	103,349	116,068	19,654	2017	Apr-21
Cool Springs at Frisco Bridges	89,510	18,325	151,982	170,307	20,793	18,346	172,754	191,100	36,533	2012	May-21
Central Square at Frisco	37,700	7,661	52,455	60,116	878	7,662	53,332	60,994	1,387	2018	Aug-23
Villiaggio	32,500	6,186	41,813	47,999	1,110	6,186	42,923	49,109	1,124	2016	Aug-23
Lofts at Palisades	39,996	8,198	56,143	64,341	743	8,198	56,886	65,084	1,479	2018	Aug-23
Flats at Palisades	32,130	5,546	43,854	49,400	1,390	5,548	45,242	50,790	1,193	2017	Aug-23
DALLAS, TX	476,227	182,571	856,172	1,038,743	245,227	205,413	1,078,557	1,283,970	314,834
Barton Creek Landing	—	3,151	14,269	17,420	27,791	5,931	39,280	45,211	34,318	1986/2012	Mar-02
Residences at the Domain	—	4,034	55,256	59,290	18,543	4,999	72,834	77,833	51,904	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	14,926	5,804	31,852	37,656	18,799	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	12,193	4,870	28,340	33,210	16,291	2002	Apr-12
Estancia Villas	28,020	6,384	52,946	59,330	932	6,384	53,878	60,262	1,390	2018	Aug-23
Palo Villas	39,024	5,975	57,880	63,855	764	5,975	58,644	64,619	1,487	2019	Aug-23
AUSTIN, TX	67,044	28,776	214,866	243,642	75,149	33,963	284,828	318,791	124,189
Steele Creek	—	8,586	130,400	138,986	8,586	8,888	138,684	147,572	47,925	2015	Oct-17
Cirrus	—	13,853	—	13,853	88,228	13,858	88,223	102,081	9,140	2022	Feb-19
DENVER, CO	—	22,439	130,400	152,839	96,814	22,746	226,907	249,653	57,065
TOTAL SOUTHWEST REGION	543,271	233,786	1,201,438	1,435,224	417,190	262,122	1,590,292	1,852,414	496,088
TOTAL OPERATING COMMUNITIES	1,280,768	2,336,967	8,703,105	11,040,072	4,376,791	2,603,722	12,813,141	15,416,863	6,217,465
REAL ESTATE UNDER DEVELOPMENT
Villas at Fiori	—	9,921	776	10,697	38,805	9,964	39,538	49,502	184
Meridian	—	6,611	—	6,611	104,291	6,611	104,291	110,902	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	16,532	776	17,308	143,096	16,575	143,829	160,404	184
LAND
Vitruvian Park®	—	22,547	1,467	24,014	13,198	30,297	6,915	37,212	751
Alameda Point Block 11	—	25,006	—	25,006	6,994	25,006	6,994	32,000	—
Newport Village II	—	5,237	—	5,237	14,562	5,237	14,562	19,799	—
2727 Turtle Creek	—	90,205	—	90,205	8,942	90,205	8,942	99,147	—
488 Riverwalk	—	16,053	—	16,053	6,299	16,053	6,299	22,352	—
3001 Iowa Ave	—	13,468	—	13,468	8,387	13,468	8,387	21,855	—
TOTAL LAND	—	172,516	1,467	173,983	58,382	180,266	52,099	232,365	751
HELD FOR DISPOSITION
Crescent Falls Church	—	13,687	88,692	102,379	3,620	13,733	92,266	105,999	24,960
TOTAL HELD FOR DISPOSITION	—	13,687	88,692	102,379	3,620	13,733	92,266	105,999	24,960
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	30,900	7,793	23,107	30,900	15,741
3001 Iowa Ave Commercial	—	9,882	4,861	14,743	1	9,882	4,862	14,744	492
TOTAL COMMERCIAL	—	9,882	4,861	14,743	30,901	17,675	27,969	45,644	16,233
Other (b)	—	—	—	—	33,221	136	33,085	33,221	758
1745 Shea Center I	—	3,034	20,534	23,568	5,795	3,081	26,282	29,363	7,479
TOTAL CORPORATE	—	3,034	20,534	23,568	39,016	3,217	59,367	62,584	8,237
TOTAL COMMERCIAL & CORPORATE	—	12,916	25,395	38,311	69,917	20,892	87,336	108,228	24,470
Deferred Financing Costs and Other Non-Cash Adjustments	(3,055)

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2023

(In thousands)

Gross Amount at Which
		Initial Costs				Carried at Close of Period
Costs of
Improvements
Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
TOTAL REAL ESTATE OWNED	$1,277,713	$2,552,618	$8,819,435	$11,372,053	$4,651,806	$2,835,188	$13,188,671	$16,023,859	$6,267,830
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $15.2 billion at December 31, 2023 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2023

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2023	2022	2021
Balance at beginning of the year	$15,570,072	$14,740,803	$13,071,472
Real estate acquired (including joint venture consolidation)	410,581	409,263	1,513,106
Capital expenditures and development	441,606	444,009	346,365
Real estate sold	(398,400)	(24,003)	(190,140)
Balance at end of the year	$16,023,859	$15,570,072	$14,740,803

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2023	2022	2021
Balance at beginning of the year	$5,762,501	$5,137,096	$4,605,366
Depreciation expense for the year	668,899	634,424	584,228
Accumulated depreciation on sales	(163,570)	(9,019)	(52,498)
Balance at end of year	$6,267,830	$5,762,501	$5,137,096