Form 10-Q
period 2024-03-31
UDR, Inc.
filed 2024-05-01
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 29, 2024 was 329,306,648.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$15,865,033	$15,757,456
Less: accumulated depreciation	(6,407,092)	(6,242,686)
Real estate held for investment, net	9,457,941	9,514,770
Real estate under development (net of accumulated depreciation of $19 and $184, respectively)	126,144	160,220
Real estate held for disposition (net of accumulated depreciation of $0 and $24,960, respectively)	—	81,039
Total real estate owned, net of accumulated depreciation	9,584,085	9,756,029

Cash and cash equivalents	2,116	2,922
Restricted cash	29,850	31,944
Notes receivable, net	235,382	228,825
Investment in and advances to unconsolidated joint ventures, net	954,301	952,934
Operating lease right-of-use assets	189,729	190,619
Other assets	195,025	209,969
Total assets	$11,190,488	$11,373,242

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,236,779	$1,277,713
Unsecured debt, net	4,525,549	4,520,996
Operating lease liabilities	184,961	185,836
Real estate taxes payable	37,917	47,107
Accrued interest payable	27,255	47,710
Security deposits and prepaid rent	50,187	50,528
Distributions payable	151,512	149,600
Accounts payable, accrued expenses, and other liabilities	119,739	141,311
Total liabilities	6,333,899	6,420,801

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	937,311	961,087

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at March 31, 2024 and December 31, 2023:
8.00% Series E Cumulative Convertible; 2,686,308 and 2,686,308 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	44,614	44,614
Series F; 11,785,976 and 11,867,730 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at March 31, 2024 and December 31, 2023:
329,327,553 and 329,014,512 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,293	3,290
Additional paid-in capital	7,500,170	7,493,217
Distributions in excess of net income	(3,638,370)	(3,554,892)
Accumulated other comprehensive income/(loss), net	9,235	4,914
Total stockholders’ equity	3,918,943	3,991,144
Noncontrolling interests	335	210
Total equity	3,919,278	3,991,354
Total liabilities and equity	$11,190,488	$11,373,242

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
REVENUES:
Rental income	$411,669	$398,307
Joint venture management and other fees	1,965	1,242
Total revenues	413,634	399,549
OPERATING EXPENSES:
Property operating and maintenance	73,478	64,834
Real estate taxes and insurance	58,795	57,970
Property management	13,379	12,945
Other operating expenses	6,828	3,032
Real estate depreciation and amortization	169,858	169,300
General and administrative	17,810	17,480
Casualty-related charges/(recoveries), net	6,278	4,156
Other depreciation and amortization	4,316	3,649
Total operating expenses	350,742	333,366
Gain/(loss) on sale of real estate owned	16,867	1
Operating income	79,759	66,184

Income/(loss) from unconsolidated entities	9,085	9,707
Interest expense	(48,062)	(43,742)
Interest income and other income/(expense), net	5,865	1,010
Income/(loss) before income taxes	46,647	33,159
Tax (provision)/benefit, net	(337)	(234)
Net income/(loss)	46,310	32,925
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(3,149)	(1,953)
Net (income)/loss attributable to noncontrolling interests	(12)	(8)
Net income/(loss) attributable to UDR, Inc.	43,149	30,964
Distributions to preferred stockholders — Series E (Convertible)	(1,231)	(1,183)
Net income/(loss) attributable to common stockholders	$41,918	$29,781

Income/(loss) per weighted average common share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Weighted average number of common shares outstanding:
Basic	328,823	328,789
Diluted	328,954	329,421

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	March 31,
	2024	2023
Net income/(loss)	$46,310	$32,925
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	6,664	(273)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,995)	(1,369)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	4,669	(1,642)
Comprehensive income/(loss)	50,979	31,283
Comprehensive (income)/loss attributable to noncontrolling interests	(3,509)	(1,840)
Comprehensive income/(loss) attributable to UDR, Inc.	$47,470	$29,443

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2023	44,615	3,290	7,493,217	(3,554,892)	4,914	210	3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	43,149	—	—	43,149
Other comprehensive income/(loss)	—	—	—	—	4,321	—	4,321
Issuance/(forfeiture) of common and restricted shares, net	—	1	85	—	—	—	86
Issuance of common shares through public offering, net	—	—	(418)	—	—	—	(418)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,286	—	—	—	7,288
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($0.425 per share)	—	—	—	(140,025)	—	—	(140,025)
Preferred stock distributions declared-Series E ($0.4602 per share)	—	—	—	(1,231)	—	—	(1,231)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	14,629	—	—	14,629
Balance at March 31, 2024	$44,615	$3,293	$7,500,170	$(3,638,370)	$9,235	$335	$3,919,278

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	$44,615	$3,290	$7,493,423	$(3,451,587)	$8,344	$210	$4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	30,964	—	—	30,964
Other comprehensive income/(loss)	—	—	—	—	(1,521)	—	(1,521)
Issuance/(forfeiture) of common and restricted shares, net	—	2	695	—	—	—	697
Issuance of common shares through public offering, net	—	—	(462)	—	—	—	(462)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	386	—	—	—	386
Common stock distributions declared ($0.42 per share)	—	—	—	(138,318)	—	—	(138,318)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,183)	—	—	(1,183)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(67,749)	—	—	(67,749)
Balance at March 31, 2023	$44,615	$3,292	$7,494,042	$(3,627,873)	$6,823	$210	$3,921,109

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income/(loss)	$46,310	$32,925
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	174,174	172,949
(Gain)/loss on sale of real estate owned	(16,867)	(1)
(Income)/loss from unconsolidated entities	(9,085)	(9,707)
Return on investment in unconsolidated joint ventures and partnerships	4,596	4,317
Amortization of share-based compensation	7,258	8,246
Other	10,377	7,690
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	1,447	(7,119)
Increase/(decrease) in operating liabilities	(50,611)	(41,285)
Net cash provided by/(used in) operating activities	167,599	168,015

Investing Activities
Proceeds from sales of real estate investments, net	98,650	—
Development of real estate assets	(30,595)	(42,498)
Capital expenditures and other major improvements — real estate assets	(52,563)	(54,353)
Capital expenditures — non-real estate assets	(4,583)	(4,532)
Investment in unconsolidated joint ventures and partnerships	(1,105)	(1,821)
Distributions received from unconsolidated joint ventures and partnerships	4,289	3,108
Proceeds from sale of equity securities	4,624	—
Purchase deposits on pending acquisitions	—	(743)
Repayment/(issuance) of notes receivable, net	(270)	(16,501)
Net cash provided by/(used in) investing activities	18,447	(117,340)

Financing Activities
Payments on secured debt	(40,749)	(292)
Net proceeds/(repayment) of commercial paper	(18,075)	105,000
Net proceeds/(repayment) of revolving bank debt	22,467	(14,244)
Distributions paid to redeemable noncontrolling interests	(10,452)	(8,178)
Distributions paid to preferred stockholders	(1,210)	(1,097)
Distributions paid to common stockholders	(138,247)	(125,083)
Other	(2,680)	(7,765)
Net cash provided by/(used in) financing activities	(188,946)	(51,659)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,900)	(984)
Cash, cash equivalents, and restricted cash, beginning of year	34,866	30,194
Cash, cash equivalents, and restricted cash, end of period	$31,966	$29,210

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$69,197	$64,707
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,126	3,126
Cash paid/(refunds received) for income taxes	(51)	206
Non-cash transactions:
Redeemable long-term and short-term incentive plan units	$—	$6,989
Development costs and capital expenditures incurred, but not yet paid	34,728	35,524
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (190,278 shares and 9,957 shares, respectively)	7,288	386
Distribution of equity securities from unconsolidated real estate technology investments	—	7,749
Dividends declared, but not yet paid	151,512	148,409

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,922	$1,193
Restricted cash	31,944	29,001
Total cash, cash equivalents, and restricted cash as shown above	$34,866	$30,194
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$2,116	$1,172
Restricted cash	29,850	28,038
Total cash, cash equivalents, and restricted cash as shown above	$31,966	$29,210

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At March 31, 2024, our consolidated apartment portfolio consisted of 168 communities with a total of 55,386 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2024, there were 190.0 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.5 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of March 31, 2024, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.5 million, or 66.4%, were owned by UDR and its subsidiaries and 10.9 million, or 33.6%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 2, Significant Accounting Policies.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective for the Company on a phased-in timeline starting in the year ended December 31, 2025. While the SEC has voluntarily stayed the rules, the Company is currently evaluating the effect the rules will have on its financial statement disclosures.

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

MARCH 31, 2024

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2024 and 2023, the Company recorded net credit recoveries/(losses) of less than $(0.1) million and $(0.1) million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The following table summarizes our Notes receivable, net as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	March 31,	March 31,	December 31,
	2024	2024	2023
Notes due October 2024 (b)	10.50%	$100,859	$98,271
Note due December 2024 (c)	12.00%	38,411	37,022
Note due December 2026 (d)	11.00%	66,317	64,608
Note due December 2026 (e)	11.00%	26,872	26,164
Notes due June 2027 (f)	18.00%	3,907	3,737
Notes receivable		236,366	229,802
Allowance for credit losses		(984)	(977)
Total notes receivable, net		$235,382	$228,825
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has two loans (the “Notes”) with a joint venture that owns a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $93.5 million (exclusive of accrued interest), all of which has been funded. The Notes are subordinate to the senior construction loan, but senior to the equity in the borrower. Currently, the Notes have a scheduled maturity date in October 2024, with two remaining one-year extension options. In April 2024, the joint venture refinanced the senior construction loan with a new loan that matures in April 2026, with a one year extension option subject to certain conditions.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $31.8 million was funded as of March 31, 2024. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $6.3 million and $1.6 million of interest income for the notes receivable described above during the three months ended March 31, 2024 and 2023, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2024 and 2023, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2024 and 2023 was $0.3 million and $(0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2024 and December 31, 2023, UDR’s net deferred tax asset/(liability) was $(0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2024. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2020 through 2022 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

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

Lease Receivables

During the three months ended March 31, 2024 and 2023, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of March 31, 2024, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $7.7 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.4 million, including its share from unconsolidated joint ventures, as of March 31, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2024, the Company owned and consolidated 168 communities in 13 states plus the District of Columbia totaling 55,386 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Land	$2,559,184	$2,549,716
Depreciable property — held and used:
Land improvements	257,791	255,706
Building, improvements, and furniture, fixtures and equipment	12,998,045	12,902,021
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	6,611	16,576
Building, improvements, and furniture, fixtures and equipment	119,552	143,828
Real estate held for disposition:
Land and land improvements	—	13,734
Building, improvements, and furniture, fixtures and equipment	—	92,265
Real estate owned	15,991,196	16,023,859
Accumulated depreciation (a)	(6,407,111)	(6,267,830)
Real estate owned, net	$9,584,085	$9,756,029
(a)	Accumulated depreciation is inclusive of $18.2 million and $17.2 million of accumulated amortization related to real estate intangible assets as of March 31, 2024 and December 31, 2023, respectively.

Acquisitions

In January 2024, the Company acquired its joint venture partner’s common equity interest in a 173 apartment home operating community located in Oakland, California for $1.4 million. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In February 2024, the Company sold an operating community located in Arlington, Virginia with a total of 214 apartment homes for gross proceeds of $100.0 million, resulting in a gain of approximately $16.9 million. This operating community was classified as held for disposition as of December 31, 2023.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2024 and 2023, were $4.2 million and $4.5 million, respectively. Total capitalized interest was $2.8 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. As each apartment home in a capital project is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2024 and 2023.

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

Further, the Company has agreed to maintain certain debt some of which may be guaranteed by certain contributors for specified periods of time following the acquisition. The Company, however, has the ability to refinance or repay guaranteed debt or to substitute new debt if the debt and the guaranty continue to satisfy certain conditions.

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

Consolidated joint venture

The Company previously held a preferred equity investment in a joint venture that owned a 173 apartment home community located in Oakland, California. In 2023, the joint venture was deemed to be a VIE and the Company concluded that it was the primary beneficiary of the VIE, and therefore began consolidating the joint venture. In January 2024, the Company took title to the developer’s equity interest in the joint venture resulting in it being a wholly-owned community. (See Note 3, Real Estate Owned for more information).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended
	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	2024	2024	2024	2023	2024	2023	2024	2023
Operating:
UDR/MetLife (a)	13	2,837	50.2%	50.2%	$219,387	$225,195	$(1,846)	$(1,350)
UDR/LaSalle	5	1,590	51.0%	51.0%	281,314	286,723	(2,878)	—
Total Joint Ventures	18	4,427			$500,701	$511,918	$(4,724)	$(1,350)

	Number of	Apartment						Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended
Developer Capital Program	March 31,	March 31,	Average	Years To	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (b)	2024	2024	Rate	Maturity	Commitment (c)	2024	2023	2024	2023
Preferred equity investments:
Operating	21	4,545	9.3%	3.1	$252,889	$308,820	$304,699	$5,920	$6,643
Development	2	1,073	10.7%	3.3	68,207	85,315	83,072	2,243	1,992
Total Preferred Equity Investments	23	5,618	9.6%	3.1	$321,096	394,135	387,771	8,163	8,635

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	N/A	$86,000	50,528	44,382	5,646	935
Total Preferred Equity Investments and Real Estate Technology and Sustainability Investments						444,663	432,153	13,809	9,570

Sold joint ventures and other investments						—	—	—	1,487

Total investment in and advances to unconsolidated joint ventures, net (a)						$945,364	$944,071	$9,085	$9,707
(a)	As of March 31, 2024 and December 31, 2023, the Company’s negative investment in one UDR/MetLife community of $8.9 million and $8.9 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At March 31, 2024, our preferred equity investment portfolio consisted of 23 communities located in various markets, consisting of 5,618 completed or under development homes. In addition, the Company’s preferred equity investments include four investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the three months ended March 31, 2024, the Company did not enter into or fund any new preferred equity investments and no preferred equity investments were redeemed.
(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of March 31, 2024 and December 31, 2023, the Company had deferred fees of $7.5 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The Company recognized management fees of $2.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2024 and 2023.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total real estate, net	$3,180,973	$3,158,057
Investments, at fair value	304,826	257,832
Cash and cash equivalents	69,247	61,670
Other assets	135,491	146,976
Total assets	$3,690,537	$3,624,535

Third party debt, net	$2,027,146	$2,012,816
Accounts payable and accrued liabilities	178,704	171,502
Total liabilities	2,205,850	2,184,318
Total equity	$1,484,687	$1,440,217

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Total revenues	$76,256	$60,675
Property operating expenses	34,935	28,033
Real estate depreciation and amortization	36,962	24,428
Operating income/(loss)	4,359	8,214
Interest expense	(24,537)	(23,951)
Net unrealized/realized gain/(loss) on held investments	27,400	9,789
Other income/(loss)	(1,828)	2,322
Net income/(loss)	$5,394	$(3,626)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the Operating lease right-of-use assets were $189.7 million and $190.6 million, respectively, and the Operating lease liabilities were $185.0 million and $185.8 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 41.8 years and 42.0 years at March 31, 2024 and December 31, 2023, respectively, and the weighted average discount rate was 5.0% at both March 31, 2024 and December 31, 2023.

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2024 are as follows (dollars in thousands):

Ground Leases
2024	$9,332
2025	12,442
2026	12,442
2027	12,442
2028	12,442
Thereafter	405,452
Total future minimum lease payments (undiscounted)	464,552
Difference between future undiscounted cash flows and discounted cash flows	(279,591)
Total operating lease liabilities (discounted)	$184,961

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Lease expense:
Contractual lease expense	$3,350	$3,292
Variable lease expense (a)	40	28
Total operating lease expense (b)(c)	$3,390	$3,320
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.9 million, respectively. For the three months ended March 31, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.8 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended March 31, 2024 and 2023, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2024, our apartment home leases generally have initial terms of 12 months or less. As of March 31, 2024, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2024 are as follows (dollars in thousands):

Retail and Commercial Leases
2024	$19,844
2025	24,675
2026	21,896
2027	18,252
2028	15,464
Thereafter	59,571
Total future minimum lease payments (a)	$159,702
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.6 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2024 and December 31, 2023 (dollars in thousands):

	Principal Outstanding		As of March 31, 2024
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2024	2023	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,213,019	$1,213,751	3.48%	4.4	20
Deferred financing costs and other non-cash adjustments (b)	(3,196)	(3,009)
Total fixed rate secured debt, net	1,209,823	1,210,742	3.42%	4.4	20
Variable Rate Debt
Mortgage notes payable (c)	—	40,017	—%	—	—
Tax-exempt secured notes payable (d)	27,000	27,000	4.05%	8.0	1
Deferred financing costs	(44)	(46)
Total variable rate secured debt, net	26,956	66,971	4.08%	8.0	1
Total Secured Debt, net	1,236,779	1,277,713	3.44%	4.5	21
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (e) (n)	—	—	—%	1.8
Borrowings outstanding under unsecured commercial paper program due April 2024 (f) (n)	390,000	408,075	5.53%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2025 (g)	27,059	4,593	6.21%	0.8
Term Loan due January 2027 (e) (n)	87,500	—	6.24%	2.8
Fixed Rate Debt
Term Loan due January 2027 (e) (n)	262,500	350,000	2.68%	2.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	0.5
2.95% Medium-Term Notes due September 2026 (h) (n)	300,000	300,000	2.89%	2.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $229 and $247, respectively) (i) (n)	299,771	299,753	4.03%	3.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $450 and $479, respectively) (n)	299,550	299,521	3.50%	3.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $3, respectively) (j) (n)	299,997	299,997	4.27%	4.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $7,951 and $8,294, respectively) (k) (n)	607,951	608,294	3.32%	5.8
3.00% Medium-Term Notes due August 2031 (net of premiums of $8,810 and $9,109, respectively) (l) (n)	608,810	609,109	3.01%	7.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $294 and $303, respectively) (n)	399,706	399,697	2.10%	8.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,079 and $1,110, respectively) (n)	348,921	348,890	1.90%	9.0
2.10% Medium-Term Notes due June 2033 (net of discounts of $916 and $941, respectively) (n)	299,084	299,059	2.10%	9.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $934 and $956, respectively) (m) (n)	299,066	299,044	3.13%	10.6
Other	1	2
Deferred financing costs	(20,011)	(20,682)
Total Unsecured Debt, net	4,525,549	4,520,996	3.36%	5.7
Total Debt, net	$5,762,328	$5,798,709	3.38%	5.4

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2024, secured debt encumbered approximately 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2024, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended March 31, 2024 and 2023, the Company had $0.4 million and $1.1 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $1.1 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) During the three months ended March 31, 2024, the Company prepaid a variable rate mortgage with an outstanding balance of $40.0 million and an interest rate of 8.31% at the time of the payoff.
(d) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2024, the variable interest rate on the mortgage note was 4.05%.
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

MARCH 31, 2024

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,055
Maximum daily borrowings during the period ended	—	250,000
Weighted average interest rate during the period ended	—%	5.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $3.8 million and $2.3 million of letters of credit at March 31, 2024 and December 31, 2023, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	390,000	408,075
Weighted average daily borrowings during the period ended	423,478	384,068
Maximum daily borrowings during the period ended	560,000	505,000
Weighted average interest rate during the period ended	5.6%	5.4%
Interest rate at end of the period	5.5%	5.7%

(g) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2025, with a one-year extension option. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	27,059	4,593
Weighted average daily borrowings during the period ended	13,287	15,829
Maximum daily borrowings during the period ended	39,381	57,107
Weighted average interest rate during the period ended	6.2%	5.9%
Interest rate at end of the period	6.2%	6.3%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2024 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2024	$97,222	$—	$97,222	$405,644	$502,866
2025	178,323	—	178,323	27,059	205,382
2026	56,672	—	56,672	300,000	356,672
2027	6,939	—	6,939	650,000	656,939
2028	166,526	—	166,526	300,000	466,526
2029	315,811	—	315,811	300,000	615,811
2030	230,596	—	230,596	600,000	830,596
2031	160,930	—	160,930	600,000	760,930
2032	—	27,000	27,000	400,000	427,000
2033	—		—	650,000	650,000
Thereafter	—	—	—	300,000	300,000
Subtotal	1,213,019	27,000	1,240,019	4,532,703	5,772,722
Non-cash (a)	(3,196)	(44)	(3,240)	(7,154)	(10,394)
Total	$1,209,823	$26,956	$1,236,779	$4,525,549	$5,762,328
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.2 million and $1.0 million, respectively, during the three months ended March 31, 2024 and 2023, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator for income/(loss) per share:
Net income/(loss)	$46,310	$32,925
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(3,149)	(1,953)
Net (income)/loss attributable to noncontrolling interests	(12)	(8)
Net income/(loss) attributable to UDR, Inc.	43,149	30,964
Distributions to preferred stockholders — Series E (Convertible)	(1,231)	(1,183)
Income/(loss) attributable to common stockholders - basic and diluted	41,918	29,781

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,244	329,165
Unvested restricted stock awards	(421)	(376)
Denominator for basic income/(loss) per share	328,823	328,789
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, unvested restricted stock and shares issuable upon settlement of forward sales agreements	131	632
Denominator for diluted income/(loss) per share	328,954	329,421

Income/(loss) per weighted average common share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2024 and 2023, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2024, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three months ended March 31, 2024, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
OP/DownREIT Units	24,418	21,323
Convertible preferred stock	2,908	2,909
Unvested LTIP Units and unvested restricted stock	131	632

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2023	$961,087
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,629)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(7,288)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	3,149
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,712)
Redeemable Long-Term and Short-Term Incentive Plan Units	5,356
Allocation of other comprehensive income/(loss)	348
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at March 31, 2024	$937,311

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

(income)/loss attributable to noncontrolling interests was less than ($0.1) million and less than $(0.1) million during the three months ended March 31, 2024 and 2023, respectively.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2024 and December 31, 2023, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$235,382	$225,512	$—	$—	$225,512
Equity securities (c)	1,962	1,962	1,962	—	—
Derivatives - Interest rate contracts (d)	9,425	9,425	—	9,425	—
Total assets	$246,769	$236,899	$1,962	$9,425	$225,512

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,214,095	$1,119,833	$—	$—	$1,119,833
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	27,059	27,059	—	—	27,059
Commercial paper program	390,000	390,000	—	—	390,000
Unsecured notes	4,128,501	3,603,760	—	—	3,603,760
Total liabilities	$5,786,655	$5,167,652	$—	$—	$5,167,652

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$937,311	$937,311	$—	$937,311	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

			Fair Value at December 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$228,825	$222,755	$—	$—	$222,755
Equity securities (c)	7,210	7,210	7,210	—	—
Derivatives - Interest rate contracts (d)	10,103	10,103	—	10,103	—
Total assets	$246,138	$240,068	$7,210	$10,103	$222,755

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,228	$1,124,140	$—	$—	$1,124,140
Secured debt instruments - variable rate: (e)
Mortgage notes payable	40,017	40,017	—	—	40,017
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	4,593	4,593	—	—	4,593
Commercial paper program	408,075	408,075	—	—	408,075
Unsecured notes	4,129,010	3,611,697	—	—	3,611,697
Total liabilities	$5,823,923	$5,215,522	$—	$—	$5,215,522

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$961,087	$961,087	$—	$961,087	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on March 31, 2024 and December 31, 2023. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2024.

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

MARCH 31, 2024

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2025, the Company estimates that an additional $6.2 million will be reclassified as a decrease to Interest expense.

As of March 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$282,380

During the three months ended March 31, 2024, the Company entered into and settled a treasury lock arrangement with a notional value of $150.0 million to hedge the interest rate risk associated with a future debt issuance, resulting in a deferred gain of $5.0 million which is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2024, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	$9,425	$10,103	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023	2024	2023
Three Months Ended March 31,
Interest rate products	$6,664	$(273)	$1,995	$1,369	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

	Three Months Ended
	March 31,
	2024	2023
Total amount of Interest expense presented on the Consolidated Statements of Operations	$48,062	$43,742

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2024	$9,425	$—	$9,425	$—	$—	$9,425

December 31, 2023	$10,103	$—	$10,103	$—	$—	$10,103
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $7.3 million and $8.2 million during the three months ended March 31, 2024 and 2023, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at March 31, 2024 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	1	$126,163	$7,837
Wholly-owned — redevelopment (b)	10	51,420	113,527
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	57,140	48,860
Total		$234,723	$170,224
(a)	Represents UDR’s investment as of March 31, 2024.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of March 31, 2024, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and a case with similar allegations that has been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia. These cases seek injunctive relief as well as monetary damages. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2023 and held as of March 31, 2024. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2024 and 2023.

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

MARCH 31, 2024

monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee. Joint venture management and other fees are not allocable to a specific reportable segment or segments.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2024 and 2023, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2024	2023
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$117,899	$114,289
Mid-Atlantic Region	76,811	74,122
Northeast Region	80,330	77,342
Southeast Region	56,784	55,799
Southwest Region	37,615	37,678
Non-Mature Communities/Other	29,740	27,787
Total segment and consolidated lease revenue	$399,179	$387,017

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$2,974	$2,783
Mid-Atlantic Region	3,124	2,472
Northeast Region	1,735	1,742
Southeast Region	2,414	2,133
Southwest Region	1,566	1,379
Non-Mature Communities/Other	677	781
Total segment and consolidated other revenue	$12,490	$11,290

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$120,873	$117,072
Mid-Atlantic Region	79,935	76,594
Northeast Region	82,065	79,084
Southeast Region	59,198	57,932
Southwest Region	39,181	39,057
Non-Mature Communities/Other	30,417	28,568
Total segment and consolidated rental income	$411,669	$398,307

Reportable apartment home segment NOI
Same-Store Communities
West Region	$89,413	$88,369
Mid-Atlantic Region	54,705	53,441
Northeast Region	52,634	52,398
Southeast Region	40,275	39,785
Southwest Region	24,791	24,600
Non-Mature Communities/Other	17,578	16,910
Total segment and consolidated NOI	279,396	275,503
Reconciling items:
Joint venture management and other fees	1,965	1,242
Property management	(13,379)	(12,945)
Other operating expenses	(6,828)	(3,032)
Real estate depreciation and amortization	(169,858)	(169,300)
General and administrative	(17,810)	(17,480)
Casualty-related (charges)/recoveries, net	(6,278)	(4,156)
Other depreciation and amortization	(4,316)	(3,649)
Gain/(loss) on sale of real estate owned	16,867	1
Income/(loss) from unconsolidated entities	9,085	9,707
Interest expense	(48,062)	(43,742)
Interest income and other income/(expense), net	5,865	1,010
Tax (provision)/benefit, net	(337)	(234)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(3,149)	(1,953)
Net (income)/loss attributable to noncontrolling interests	(12)	(8)
Net income/(loss) attributable to UDR, Inc.	$43,149	$30,964
(a)	Same-Store Community population consisted of 51,802 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2024

The following table details the assets of UDR’s reportable segments as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,376,985	$4,366,038
Mid-Atlantic Region	3,214,861	3,205,036
Northeast Region	3,899,854	3,890,762
Southeast Region	1,599,068	1,589,605
Southwest Region	1,334,198	1,330,063
Non-Mature Communities/Other	1,566,230	1,642,355
Total segment assets	15,991,196	16,023,859
Accumulated depreciation	(6,407,111)	(6,267,830)
Total segment assets — net book value	9,584,085	9,756,029
Reconciling items:
Cash and cash equivalents	2,116	2,922
Restricted cash	29,850	31,944
Notes receivable, net	235,382	228,825
Investment in and advances to unconsolidated joint ventures, net	954,301	952,934
Operating lease right-of-use assets	189,729	190,619
Other assets	195,025	209,969
Total consolidated assets	$11,190,488	$11,373,242
(a)	Same-Store Community population consisted of 51,802 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore and Richmond
iii.	Northeast Region — Boston, New York and Philadelphia
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2024 and 2023, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At March 31, 2024, our consolidated real estate portfolio included 168 communities in 13 states plus the District of Columbia totaling 55,386 apartment homes. In addition, we have an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2024, was 51,802.

The following table summarizes our same-store market information by major geographic markets as of and for the three months ended March 31, 2024, as applicable:

	March 31, 2024				Three Months Ended March 31, 2024
			Percentage	Total	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.7%	$1,374,712	96.8%	$3,062
San Francisco, CA	11	2,781	5.8%	929,636	97.7%	3,492
Seattle, WA	14	2,702	6.9%	1,106,940	97.8%	2,822
Monterey Peninsula, CA	7	1,567	1.2%	198,472	96.2%	2,364
Los Angeles, CA	4	1,225	3.0%	485,503	96.9%	3,199
Other Southern California	3	821	1.4%	225,525	96.8%	2,919
Portland, OR	2	476	0.4%	56,197	97.1%	1,964
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.6%	2,480,637	97.6%	2,339
Baltimore, MD	7	2,221	3.5%	566,476	96.1%	1,909
Richmond, VA	4	1,359	1.0%	167,748	97.0%	1,850
Northeast Region
Boston, MA	12	4,667	12.3%	1,949,506	96.9%	3,162
New York, NY	6	2,318	9.9%	1,577,753	98.2%	4,680
Philadelphia, PA	3	972	2.3%	372,595	97.1%	2,546
Southeast Region
Tampa, FL	11	3,877	4.2%	679,052	96.8%	2,130
Orlando, FL	11	3,493	3.5%	565,633	97.0%	1,913
Nashville, TN	8	2,260	1.6%	258,054	96.8%	1,741
Other Florida	1	636	0.6%	96,329	97.8%	2,328
Southwest Region
Dallas, TX	14	5,813	6.2%	990,809	96.6%	1,775
Austin, TX	4	1,272	1.2%	195,652	97.0%	1,895
Denver, CO	1	218	0.9%	147,737	97.5%	3,550
Total/Average Same-Store Communities	154	51,802	90.2%	14,424,966	97.1%	$2,527
Non-Mature, Commercial Properties & Other	14	3,565	9.0%	1,440,067
Total Real Estate Held for Investment	168	55,367	99.2%	15,865,033
Real Estate Under Development (b)	—	19	0.8%	126,163
Total Real Estate Owned	168	55,386	100.0%	15,991,196
Total Accumulated Depreciation				(6,407,111)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,584,085
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2024, the Company was developing one wholly-owned community with a total of 330 apartment homes, 19 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2023 and held as of March 31, 2024. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2024, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the remainder of 2024, we have approximately $97.2 million of secured debt maturing, inclusive of principal amortization, and $405.6 million of unsecured debt maturing. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total real estate, net	$2,605,802	$2,629,267
Cash and cash equivalents	5	5
Operating lease right-of-use assets	190,742	191,673
Other assets	62,828	75,464
Total assets	$2,859,377	$2,896,409

Secured debt, net	$377,569	$377,262
Notes payable to UDR (a)	1,319,125	1,298,903
Operating lease liabilities	186,024	186,939
Other liabilities	134,070	133,595
Total liabilities	2,016,788	1,996,699
Total capital	$842,589	$899,710

	Three Months Ended
	March 31,
	2024	2023
Total revenue	$148,529	$134,055
Property operating expenses	(66,623)	(58,009)
Real estate depreciation and amortization	(47,269)	(38,639)
Operating income/(loss)	34,637	37,407
Interest expense (a)	(17,017)	(10,760)
Other income/(loss)	1,008	1,282
Net income/(loss)	$18,628	$27,929
(a)	All $1.3 billion and $1.3 billion notes payable to UDR as of March 31, 2024 and December 31, 2023, respectively, and $13.0 million and $9.7 million of interest expense on notes payable to UDR for the three months ended March 31, 2024 and 2023, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 20, 2024. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

Operating Activities

For the three months ended March 31, 2024, our Net cash provided by/(used in) operating activities was $167.6 million, compared to $168.0 million for the comparable period in 2023. The decrease in cash flow from operating activities was primarily due to higher borrowing costs, offset by an increase in net operating income, primarily driven by higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities.

Investing Activities

For the three months ended March 31, 2024, Net cash provided by/(used in) investing activities was $18.4 million, compared to $(117.3) million for the comparable period in 2023. The decrease in cash used in investing activities was primarily due to an increase in proceeds from sales of real estate, a decrease in spend for development of real estate assets, an increase in proceeds from the sale of equity securities, and a decrease from the net issuance of notes receivable during the current period compared to the prior year period.

Acquisitions

In January 2024, the Company acquired its joint venture partner’s common equity interest in a 173 apartment home operating community located in Oakland, California for $1.4 million. The community was previously owned by a consolidated joint venture of the Company. (See Note 5, Joint Ventures and Partnerships for more information).

Dispositions

In February 2024, the Company sold an operating community located in Arlington, Virginia with a total of 214 apartment homes for gross proceeds of $100.0 million, resulting in a gain of approximately $16.9 million. This operating community was classified as held for disposition as of December 31, 2023.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2024, total capital expenditures of $54.3 million, or $981 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $55.0 million, or $1,012 per stabilized home, for the comparable period in 2023.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 30.8%, or $8.4 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	an increase of 43.1%, or $5.0 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures; and
●	an increase of 20.5%, or $3.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2024 and 2023 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
Turnover capital expenditures	$4,002	$3,746	6.8%	$72	$69	4.3%
Asset preservation expenditures	12,623	7,875	60.3%	228	145	57.2%
Total recurring capital expenditures	16,625	11,621	43.1%	300	214	40.2%
NOI enhancing improvements (a)	17,787	14,763	20.5%	321	272	18.0%
Major renovations (b)	18,937	27,349	(30.8)%	342	503	(32.0)%
Operations platform	989	1,276	(22.5)%	18	23	(21.7)%
Total capital expenditures (c)	$54,338	$55,009	(1.2)%	$981	$1,012	(3.1)%
Repair and maintenance expense	$24,975	$22,325	11.9%	$451	$411	9.7%
Average home count (d)	55,352	54,347	1.8%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2024, our development pipeline consisted of one wholly-owned community totaling 330 apartment homes, 19 of which have been completed, with a budget of $134.0 million, in which we have a gross carrying value of $126.2 million. The remaining homes are estimated to be completed during the second quarter of 2024.

At March 31, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2024:

●	we made cash investments totaling $1.1 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $9.1 million; and
●	we received cash distributions of $8.9 million, of which $4.6 million were operating cash flows and $4.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2024 and 2023.

Financing Activities

For the three months ended March 31, 2024, our Net cash provided by/(used in) financing activities was $(188.9) million, compared to $(51.7) million for the comparable period of 2023.

The following significant financing activities occurred during the three months ended March 31, 2024:

●	repaid $40.8 million of secured debt;
●	repaid $18.1 million, net on our unsecured commercial paper program;
●	received net proceeds of $22.5 million on our revolving bank debt;
●	paid $10.5 million of distributions to redeemable noncontrolling interests; and
●	paid $138.2 million of distributions to our common stockholders.

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

As of March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $3.8 million of letters of credit at March 31, 2024), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2025, with a one-year extension option. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of March 31, 2024, we had $27.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $47.9 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2024.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2024, we had issued $390.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.53%, leaving $310.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $531.6 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2024. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2024 would increase by $1.5 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by/(used in) operating activities	$167,599	$168,015
Net cash provided by/(used in) investing activities	18,447	(117,340)
Net cash provided by/(used in) financing activities	(188,946)	(51,659)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $41.9 million ($0.13 per diluted share) for the three months ended March 31, 2024, as compared to $29.8 million ($0.09 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gain on the sale of real estate of $16.9 million from the sale of an operating community located in Arlington, Virginia during the three months ended March 31, 2024, as compared to a gain of less than $0.1 million recognized on the sale of the retail component of a community located in Washington D.C. during the three months ended March 31, 2023;
●	an increase in total property net operating income (“NOI”) of $3.9 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023; and
●	an increase in interest income and other income/(expense), net of $4.9 million primarily due to a $4.7 million increase in interest income from our notes receivables due to higher outstanding balances during the three months ended March 31, 2024, as compared the same period in 2023.

This was partially offset by:

●	an increase in interest expense of $4.3 million primarily due to an increase in average interest rates and higher overall debt balances during the three months ended March 31, 2024, as compared the same period in 2023; and
●	an increase in other operating expenses of $3.8 million primarily attributed to an increase in legal-related expenses and political contributions during the three months ended March 31, 2024, as compared to the same period in 2023.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2024	2023	% Change
Same-Store Communities:
Same-Store rental income	$381,252	$369,739	3.1%
Same-Store operating expense (b)	(119,434)	(111,146)	7.5%
Same-Store NOI	261,818	258,593	1.2%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	12,002	3,033	295.7%
Development communities NOI	(342)	—	NM *
Non-residential/other NOI (d)	5,266	4,307	22.3%
Sold and held for disposition communities NOI	652	9,570	(93.2)%
Total Non-Mature Communities/Other NOI	17,578	16,910	4.0%
Total property NOI	$279,396	$275,503	1.4%

* Not meaningful

(a)	Same-Store consists of 51,802 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income/(loss) attributable to UDR, Inc.	$43,149	$30,964
Joint venture management and other fees	(1,965)	(1,242)
Property management	13,379	12,945
Other operating expenses	6,828	3,032
Real estate depreciation and amortization	169,858	169,300
General and administrative	17,810	17,480
Casualty-related charges/(recoveries), net	6,278	4,156
Other depreciation and amortization	4,316	3,649
(Gain)/loss on sale of real estate owned	(16,867)	(1)
(Income)/loss from unconsolidated entities	(9,085)	(9,707)
Interest expense	48,062	43,742
Interest income and other (income)/expense, net	(5,865)	(1,010)
Tax provision/(benefit), net	337	234
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	3,149	1,953
Net income/(loss) attributable to noncontrolling interests	12	8
Total property NOI	$279,396	$275,503

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2023 and held on March 31, 2024 consisted of 51,802 apartment homes and provided 93.7% of our total NOI for the three months ended March 31, 2024.

NOI for our Same-Store Community properties increased 1.2%, or $3.2 million, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 3.1%, or $11.5 million, increase in property rental income, partially offset by a 7.5%, or $8.3 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.9%, or $6.6 million, increase in rental rates, a 10.2%, or $3.9 million, increase in reimbursement and ancillary and fee income and a 13.0%, or $1.5 million, increase as a result of higher occupancy. Weighted average physical occupancy increased by 0.6% to 97.1% and total monthly income per occupied home increased by 2.5% to $2,527.

The increase in operating expenses was primarily driven by a 31.2%, or $4.2 million, increase in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program in 2023, a 9.7%, or $2.1 million, increase in repair and maintenance expense due to an increase in the cost per home of those that were turned during the quarter, the impact of inflation on third party vendor costs and weather-related events and a 2.3%, or $1.0 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 68.7% and 69.9% for the three months ended March 31, 2024 and 2023, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 6.3%, or $17.6 million, of our total NOI during the three months ended March 31, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 4.0%, or $0.7 million, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to a $9.0 million increase in stabilized, non-mature communities NOI due to development communities completed and communities acquired in 2023 becoming stabilized, a $1.0 million increase in non-residential/other NOI primarily due to higher retail tenant rents partially offset by an $8.9 million decrease in sold and held for disposition communities NOI due to the sale of an operating community during the three months ended March 31, 2024 and the partial sale of four operating communities in 2023.

Gain/(loss) on sale of real estate owned

For the three months ended March 31 2024, the Company recognized gain/(loss) on sale of real estate owned of $16.9 million compared to less than $0.1 million on sale of real estate owned for the three months ended March 31, 2023. The increase in 2024 as compared to 2023 was attributable to the sale of an operating community located in Arlington, Virginia during the three months ended March 31, 2024, as compared to the sale of the retail component of a community located in Washington D.C. during the three months ended March 31, 2023.

Interest income and other income/(expense), net

For the three months ended March 31, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $5.9 million and $1.0 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase in interest income during the three months end March 31, 2024, due to an increase in the Company’s notes receivable balance, as compared to the same period in 2023.

Interest expense

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $48.1 million and $43.7 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase in average interest rates and higher overall debt balances for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Other operating expenses

For the three months ended March 31, 2024 and 2023, the Company recognized other operating expenses of $6.8 million and $3.0 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to an increase in legal-related expenses and political contributions during the three months ended March 31, 2024, as compared to the same period of 2023.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three months ended March 31, 2024.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income/(loss) attributable to common stockholders	$41,918	$29,781
Real estate depreciation and amortization	169,858	169,300
Noncontrolling interests	3,161	1,961
Real estate depreciation and amortization on unconsolidated joint ventures	14,154	7,485
Net gain on the sale of depreciable real estate owned, net of tax	(16,867)	(1)
FFO attributable to common stockholders and unitholders, basic	$212,224	$208,526
Distributions to preferred stockholders — Series E (Convertible)	1,231	1,183
FFO attributable to common stockholders and unitholders, diluted	$213,455	$209,709
Income/(loss) per weighted average common share, diluted	$0.13	$0.09
FFO per weighted average common share and unit, basic	$0.60	$0.60
FFO per weighted average common share and unit, diluted	$0.60	$0.59
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,241	350,112
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,280	353,653

Impact of adjustments to FFO:
Legal and other costs	$2,530	$(1,258)
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	(4,988)	(263)
Severance costs	421	—
Casualty-related charges/(recoveries), net	6,278	4,156
Total impact of adjustments to FFO	$4,241	$2,635
FFOA attributable to common stockholders and unitholders, diluted	$217,696	$212,344

FFOA per weighted average common share and unit, diluted	$0.61	$0.60

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(17,308)	(12,299)
AFFO attributable to common stockholders and unitholders, diluted	$200,388	$200,045

AFFO per weighted average common share and unit, diluted	$0.56	$0.57

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (shares in thousands):

	Three Months Ended
	March 31,
	2024	2023
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,241	350,112
Weighted average number of OP/DownREIT Units outstanding	(24,418)	(21,323)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	328,823	328,789

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,280	353,653
Weighted average number of OP/DownREIT Units outstanding	(24,418)	(21,323)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,908)	(2,909)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	328,954	329,421

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with our commercial paper program and unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company uses derivative instruments solely to manage its exposure to interest rates.

See our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2024, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. As described in more detail in Note 13, Commitments and Contingencies, to the consolidated financial statements included in this report, we are currently a defendant, among other companies, in lawsuits related to our use of products licensed by RealPage, Inc.

Item 1A.	RISK FACTORS

There are many factors that affect the business and the results of operations of the Company, some of which are beyond its control. The following is a description of important factors that may cause the Company’s actual results in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2024, approximately 72.7% of our total NOI was generated from communities located in Metropolitan D.C. (15.0%), Boston, MA (11.2%), Orange County, CA (11.0%), the San Francisco Bay Area, CA (8.5%), Dallas, TX (8.0%), New York, NY (7.4%), Seattle, WA (6.2%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions, among other factors, may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser or to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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

Development and Construction Risks Could Impact Our Profitability. In the past we have pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;

●	we may experience supply chain constraints, which could result in increased development costs or delay initial occupancy dates for all or a portion of a development community;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	costs may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may be unable to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, which have impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, and measures to prevent the spread of such an event, could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions, including eviction moratoriums, shelter-in-place orders, prohibitions or limits on charging certain fees, and limitations on collections and or rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, the federal government has in the past allocated, and federal, state or local governments may in the future allocate, funds to rent relief programs. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated and certain governments may seek refunds of funds previously paid. Further, certain of our residents with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by residents who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how any rent relief programs will impact our business in the future.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2024, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $954.3 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance or Reserves. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions that we believe are comparable to similarly situated companies, including within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses that may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies, including laws or court orders, that could limit our ability to raise rents or charge certain fees which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Risk of Litigation. From time to time, we are involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we are currently a defendant in a consolidated class action lawsuit and a lawsuit filed by the District of Columbia involving RealPage, which is one of our vendors. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Additionally, litigation has in the past and may in the future result in substantial costs and expenses and could significantly divert the attention of management.

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

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing and/or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we have sought and would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, which has happened in the past, or otherwise do not perform as expected, we may have to invest additional capital to protect our investment. Our partners have in the past failed, and may in the future fail, to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner or at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest or at all. Further, the entity may need to refinance third-party debt on terms that are inconsistent with our interests or are terms on which we would not elect to incur debt, or the entity may default on third-party debt. To the extent the entity defaults on third-party debt or is unable to refinance such debt or a portion thereof, we may acquire such debt or otherwise take action, including contributing additional capital, to protect our position that we would not take absent the default or inability to refinance. Such activities have in the past involved and may in the future involve foreclosing on the security interest in the property secured by such debt or seeking a deed-in-lieu of foreclosure or similar remedy, and such activities may involve costs or delays or create other risks, including the risk of claims from our partners. In the event that such an entity fails to meet expectations, defaults on its debt, or becomes insolvent or the investment or the underlying property otherwise does not perform as expected, we may lose all or part of our investment in the entity, be delayed in recovering our investment or the expected returns or directly or indirectly take over the property or the management thereof at a time at which we would not done so absent the failure to meet expectations or the default. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or recognize an impairment or a loss on consolidation.

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

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues and will continue to demand the use of sophisticated systems, software and technology, including artificial intelligence. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements and our residents’ demands and expectations. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so, our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operations.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2024, we had approximately $531.6 million of variable rate indebtedness outstanding, which constitutes approximately 9.2% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates. In general, qualified dividends paid to individual U.S. stockholders are eligible for a reduced 20% U.S. federal income tax rate. However, unlike dividends received from a corporation that is not a REIT, our regular dividends (i.e., dividends other than capital gain dividends) paid to individual U.S. stockholders generally are not eligible for the reduced rates on qualified dividends and are instead taxed at ordinary income rates. However, individual U.S. stockholders generally may deduct 20% of our regular dividends under Section 199A of the Code, reducing the effective tax rate applicable to such dividends (although such provision will expire after December 31, 2025 absent future legislation).

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

REIT Distribution Requirements Limit Our Available Cash. As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. To the extent we distribute at least 90%, but less than 100%, of our net REIT taxable income we will be subject to tax at regular corporate tax rates on the retained portion.

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

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Consequences” in the prospectus dated February 14, 2023, contained in our Registration Statement on Form S-3 filed with the SEC on February 14, 2023. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures.

●	The second bullet in the second paragraph under the heading “Taxation of UDR – Income Tests” is clarified to acknowledge an exception to the related party tenant test for a tenant that is a taxable REIT subsidiary and either (i) at least 90% of the total leased space of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space, or (ii) the property leased to the taxable REIT subsidiary is a lodging facility or a health care facility and certain other requirements are satisfied.

●	The third prong of the definition of “hedging transaction” in the fourth paragraph under the heading “Taxation of UDR – Income Tests” is hereby clarified to establish that in order to qualify as a “hedging transaction” that will be excluded from gross income for purposes of the 75% and 95% gross income tests, a new transaction entered into to hedge the income or loss from prior hedging transactions where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into.

●	The penultimate paragraph under the heading “Taxation of UDR – Asset Tests” is clarified to acknowledge that the cure provision for de minimis violations applies to violations of the 5% asset test as well.

●	The second sentence of the third paragraph under the heading “Taxation of Stockholders – Taxation of Non-U.S. Stockholders – Capital Gains Dividends” and the entirety of the fourth paragraph under the heading “Taxation of Stockholders – Taxation of Non-U.S. Stockholders – Dispositions of UDR Stock” are hereby clarified to establish that the exemption from FIRPTA for a “qualified foreign pension fund” also may apply to a “qualified controlled entity,” but in each case only if the qualified foreign pension fund or qualified controlled entity satisfies certain requirements to be a “qualified holder.” Moreover, Treasury regulations provide that a foreign partnership of which all of the interests are held by qualified holders, including through one or more partnerships, may certify its status as such and will generally not be treated as a non-U.S. person for purposes of withholding under FIRPTA.

●	The second and third sentences of first paragraph under the heading “Taxation of Stockholders –Taxation of Tax-Exempt Stockholders” are hereby clarified to establish that dividend distributions from a REIT to a U.S. tax-exempt entity generally should not give rise to UBTI unless, (i) the tax-exempt entity hold its shares in the REIT as “debt-financed property,” or (ii) the tax-exempt entity is a “qualified trust” that holds more than 10% by value of the interests in the REIT and the REIT is a “pension-held REIT.” Additionally, income from the sale of our stock generally shall not give rise to UBTI unless the tax-exempt entity holds our stock as (i) “debt-financed property” or (ii) inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

●	The second paragraph under the heading “Taxation of Stockholders – Taxation of Tax-Exempt Stockholders” is hereby revised to apply to just tax-exempt stockholders that are exempt from U.S. federal income taxation under Sections 501(c)(7), (c)(9) and (c)(17) of the Code.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the three months ended March 31, 2024, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended March 31, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
January 1, 2024 through January 31, 2024	—	—	—	12,027
February 1, 2024 through February 29, 2024	—	—	—	12,027
March 1, 2024 through March 31, 2024	—	—	—	12,027
Balance as of March 31, 2024	2,973	$37.90	2,973	12,027
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2024, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2024 through January 31, 2024	32	$38.64	N/A	N/A
February 1, 2024 through February 29, 2024	24	35.96	N/A	N/A
March 1, 2024 through March 31, 2024	—	—	N/A	N/A
Total	56	$37.48
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 19, 2024) (incorporated by reference to Exhibit 10.01 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.2

Executive Agreement dated February 15, 2024, by and between UDR, Inc. and Thomas W. Toomey (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on February 20, 2024).

10.3

Letter Agreement, between UDR, Inc. and Mr. Alcock (including the related release agreement and Consulting Agreement as exhibits thereto), dated March 14, 2024 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on March 14, 2024).

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
101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	May 1, 2024	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)