Form 10-Q
period 2024-06-30
UDR, Inc.
filed 2024-07-31
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 29, 2024 was 329,823,561.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$16,070,591	$15,757,456
Less: accumulated depreciation	(6,572,743)	(6,242,686)
Real estate held for investment, net	9,497,848	9,514,770
Real estate under development (net of accumulated depreciation of $0 and $184, respectively)	—	160,220
Real estate held for disposition (net of accumulated depreciation of $0 and $24,960, respectively)	—	81,039
Total real estate owned, net of accumulated depreciation	9,497,848	9,756,029

Cash and cash equivalents	2,770	2,922
Restricted cash	31,616	31,944
Notes receivable, net	241,842	228,825
Investment in and advances to unconsolidated joint ventures, net	958,943	952,934
Operating lease right-of-use assets	188,828	190,619
Other assets	195,958	209,969
Total assets	$11,117,805	$11,373,242

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,235,748	$1,277,713
Unsecured debt, net	4,540,388	4,520,996
Operating lease liabilities	184,076	185,836
Real estate taxes payable	44,333	47,107
Accrued interest payable	47,289	47,710
Security deposits and prepaid rent	49,168	50,528
Distributions payable	151,518	149,600
Accounts payable, accrued expenses, and other liabilities	120,784	141,311
Total liabilities	6,373,304	6,420,801

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,021,782	961,087

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at June 30, 2024 and December 31, 2023:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,686,308 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	43,192	44,614
Series F; 11,647,322 and 11,867,730 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at June 30, 2024 and December 31, 2023:
329,539,663 and 329,014,512 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,295	3,290
Additional paid-in capital	7,508,794	7,493,217
Distributions in excess of net income	(3,840,808)	(3,554,892)
Accumulated other comprehensive income/(loss), net	7,910	4,914
Total stockholders’ equity	3,722,384	3,991,144
Noncontrolling interests	335	210
Total equity	3,722,719	3,991,354
Total liabilities and equity	$11,117,805	$11,373,242

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES:
Rental income	$413,328	$403,098	$824,997	$801,405
Joint venture management and other fees	1,992	1,450	3,957	2,692
Total revenues	415,320	404,548	828,954	804,097
OPERATING EXPENSES:
Property operating and maintenance	70,443	68,861	143,921	133,695
Real estate taxes and insurance	58,884	57,516	117,679	115,486
Property management	13,433	13,101	26,812	26,046
Other operating expenses	7,593	4,259	14,421	7,291
Real estate depreciation and amortization	170,488	168,925	340,346	338,225
General and administrative	20,136	16,452	37,946	33,932
Casualty-related charges/(recoveries), net	998	1,134	7,276	5,290
Other depreciation and amortization	4,679	3,681	8,995	7,330
Total operating expenses	346,654	333,929	697,396	667,295
Gain/(loss) on sale of real estate owned	—	325,884	16,867	325,885
Operating income	68,666	396,503	148,425	462,687

Income/(loss) from unconsolidated entities	4,046	9,697	13,131	19,404
Interest expense	(47,811)	(45,113)	(95,873)	(88,855)
Interest income and other income/(expense), net	6,498	10,447	12,363	11,457
Income/(loss) before income taxes	31,399	371,534	78,046	404,693
Tax (provision)/benefit, net	(386)	(1,351)	(723)	(1,585)
Net income/(loss)	31,013	370,183	77,323	403,108
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,013)	(22,630)	(5,162)	(24,583)
Net (income)/loss attributable to noncontrolling interests	(117)	(8)	(129)	(16)
Net income/(loss) attributable to UDR, Inc.	28,883	347,545	72,032	378,509
Distributions to preferred stockholders — Series E (Convertible)	(1,210)	(1,222)	(2,441)	(2,405)
Net income/(loss) attributable to common stockholders	$27,673	$346,323	$69,591	$376,104

Income/(loss) per weighted average common share:
Basic	$0.08	$1.05	$0.21	$1.14
Diluted	$0.08	$1.05	$0.21	$1.14

Weighted average number of common shares outstanding:
Basic	329,056	328,957	328,940	328,871
Diluted	329,572	332,480	329,334	332,412

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income/(loss)	$31,013	$370,183	$77,323	$403,108
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	567	4,295	7,232	4,022
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,991)	(1,852)	(3,986)	(3,222)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1,424)	2,443	3,246	800
Comprehensive income/(loss)	29,589	372,626	80,569	403,908
Comprehensive (income)/loss attributable to noncontrolling interests	(2,032)	(22,787)	(5,541)	(24,627)
Comprehensive income/(loss) attributable to UDR, Inc.	$27,557	$349,839	$75,028	$379,281

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2024	$44,615	$3,293	$7,500,170	$(3,638,370)	$9,235	$335	$3,919,278
Net income/(loss) attributable to UDR, Inc.	—	—	—	28,883	—	—	28,883
Other comprehensive income/(loss)	—	—	—	—	(1,325)	—	(1,325)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,016	—	—	—	2,016
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	5,187	—	—	—	5,188
Common stock distributions declared ($0.425 per share)	—	—	—	(140,052)	—	—	(140,052)
Preferred stock distributions declared-Series E ($0.4602 per share)	—	—	—	(1,210)	—	—	(1,210)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(90,059)	—	—	(90,059)
Balance at June 30, 2024	$43,193	$3,295	$7,508,794	$(3,840,808)	$7,910	$335	$3,722,719

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	72,032	—	—	72,032
Other comprehensive income/(loss)	—	—	—	—	2,996	—	2,996
Issuance/(forfeiture) of common and restricted shares, net	—	1	2,101	—	—	—	2,102
Issuance of common shares through public offering, net	—	—	(418)	—	—	—	(418)
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,473	—	—	—	12,476
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($0.85 per share)	—	—	—	(280,077)	—	—	(280,077)
Preferred stock distributions declared-Series E ($0.9204 per share)	—	—	—	(2,441)	—	—	(2,441)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(75,430)	—	—	(75,430)
Balance at June 30, 2024	$43,193	$3,295	$7,508,794	$(3,840,808)	$7,910	$335	$3,722,719

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2023	$44,615	$3,292	$7,494,042	$(3,627,873)	$6,823	$210	$3,921,109
Net income/(loss) attributable to UDR, Inc.	—	—	—	347,545	—	—	347,545
Other comprehensive income/(loss)	—	—	—	—	2,293	—	2,293
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,271	—	—	—	2,271
Issuance of common shares through public offering, net	—	—	(11)	—	—	—	(11)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,314	—	—	—	12,317
Common stock distributions declared ($0.42 per share)	—	—	—	(138,379)	—	—	(138,379)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,222)	—	—	(1,222)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(25,750)	—	—	(25,750)
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	$44,615	$3,290	$7,493,423	$(3,451,587)	$8,344	$210	$4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	378,509	—	—	378,509
Other comprehensive income/(loss)	—	—	—	—	772	—	772
Issuance/(forfeiture) of common and restricted shares, net	—	2	2,966	—	—	—	2,968
Issuance of common shares through public offering, net	—	—	(473)	—	—	—	(473)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	12,700	—	—	—	12,703
Common stock distributions declared ($0.84 per share)	—	—	—	(276,697)	—	—	(276,697)
Preferred stock distributions declared-Series E ($0.9096 per share)	—	—	—	(2,405)	—	—	(2,405)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(93,499)	—	—	(93,499)
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income/(loss)	$77,323	$403,108
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	349,341	345,555
(Gain)/loss on sale of real estate owned	(16,867)	(325,885)
(Income)/loss from unconsolidated entities	(13,131)	(19,404)
Return on investment in unconsolidated joint ventures and partnerships	7,565	8,055
Amortization of share-based compensation	16,681	15,656
Other	15,455	4,156
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(12,923)	(14,803)
Increase/(decrease) in operating liabilities	(17,383)	(6,450)
Net cash provided by/(used in) operating activities	406,061	409,988

Investing Activities
Proceeds from sales of real estate investments, net	98,650	247,935
Development of real estate assets	(51,104)	(82,804)
Capital expenditures and other major improvements — real estate assets	(119,880)	(144,302)
Capital expenditures — non-real estate assets	(10,909)	(9,141)
Investment in unconsolidated joint ventures and partnerships	(9,189)	(25,380)
Distributions received from unconsolidated joint ventures and partnerships	8,743	5,720
Proceeds from sale of equity securities	4,624	—
Repayment/(issuance) of notes receivable, net	(270)	(52,722)
Net cash provided by/(used in) investing activities	(79,335)	(60,694)

Financing Activities
Payments on secured debt	(41,596)	(587)
Net proceeds/(repayment) of commercial paper	21,925	(50,000)
Net proceeds/(repayment) of revolving bank debt	(3,036)	(8,049)
Distributions paid to redeemable noncontrolling interests	(20,956)	(16,871)
Distributions paid to preferred stockholders	(2,457)	(2,327)
Distributions paid to common stockholders	(278,209)	(263,334)
Other	(2,877)	(7,939)
Net cash provided by/(used in) financing activities	(327,206)	(349,107)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(480)	187
Cash, cash equivalents, and restricted cash, beginning of year	34,866	30,194
Cash, cash equivalents, and restricted cash, end of period	$34,386	$30,381

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$97,636	$91,021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,251	6,251
Cash paid/(refunds received) for income taxes	898	1,667
Non-cash transactions:
Redeemable long-term and short-term incentive plan units	$13,351	$13,235
Development costs and capital expenditures incurred, but not yet paid	27,881	32,788
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (328,932 shares and 309,870 shares, respectively)	12,476	12,703
Distribution of equity securities from unconsolidated real estate technology investments	—	7,749
Contribution of operating properties to unconsolidated joint venture	—	258,056
Transfer of preferred equity investment to note receivable	—	73,453
Dividends declared, but not yet paid	151,518	148,403

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,922	$1,193
Restricted cash	31,944	29,001
Total cash, cash equivalents, and restricted cash as shown above	$34,866	$30,194
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$2,770	$1,544
Restricted cash	31,616	28,837
Total cash, cash equivalents, and restricted cash as shown above	$34,386	$30,381

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At June 30, 2024, our consolidated apartment portfolio consisted of 169 communities with a total of 55,699 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2024, there were 190.0 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.5 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of June 30, 2024, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 21.7 million, or 67.0%, were owned by UDR and its subsidiaries and 10.7 million, or 33.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 5, Joint Ventures and Partnerships and Note 7, Secured and Unsecured Debt, Net.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

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

JUNE 30, 2024

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended June 30, 2024 and 2023, the Company recorded net credit recoveries/(losses) of less than $(0.1) million and $(0.4) million, respectively, on the Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, the Company recorded net credit recoveries/(losses) of less than $(0.1) million and $(0.5) million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The following table summarizes our Notes receivable, net as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	June 30,	June 30,	December 31,
	2024	2024	2023
Notes due October 2024 (b)	10.50%	$103,515	$98,271
Note due December 2024 (c)	12.00%	39,572	37,022
Note due December 2026 (d)	11.00%	68,080	64,608
Note due December 2026 (e)	11.00%	27,579	26,164
Notes due June 2027 (f)	18.00%	4,085	3,737
Notes receivable		242,831	229,802
Allowance for credit losses		(989)	(977)
Total notes receivable, net		$241,842	$228,825
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has two loans (the “Notes”) with a joint venture that owns a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $93.5 million (exclusive of accrued and unpaid interest), all of which has been funded. The Notes are subordinate to the senior construction loan, but senior to the equity in the borrower. Currently, the Notes have a scheduled maturity date in October 2024, with two remaining one-year extension options. In April 2024, the joint venture refinanced the senior construction loan with a new loan that matures in April 2026, with a one year extension option subject to certain conditions.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $31.8 million was funded as of June 30, 2024. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

The Company recognized $6.5 million and $1.7 million of interest income for the notes receivable described above during the three months ended June 30, 2024 and 2023, respectively, and $12.8 million and $3.4 million of interest income for the notes receivable described above during the six months ended June 30, 2024 and 2023, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2024 and 2023, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2024 and 2023 was $(0.1) million and $0.1 million, respectively, and during the six months ended June 30, 2024 and 2023, $0.3 million and less than $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2024 and December 31, 2023, UDR’s net deferred tax asset/(liability) was $(0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2024. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2020 through 2022 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

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

Lease Receivables

During the three and six months ended June 30, 2024 and 2023, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of June 30, 2024, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $6.2 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.3 million, including its share from unconsolidated joint ventures, as of June 30, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2024, the Company owned and consolidated 169 communities in 13 states plus the District of Columbia totaling 55,699 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Land	$2,565,795	$2,549,716
Depreciable property — held and used:
Land improvements	261,538	255,706
Building, improvements, and furniture, fixtures and equipment	13,193,245	12,902,021
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	—	16,576
Building, improvements, and furniture, fixtures and equipment	—	143,828
Real estate held for disposition:
Land and land improvements	—	13,734
Building, improvements, and furniture, fixtures and equipment	—	92,265
Real estate owned	16,070,591	16,023,859
Accumulated depreciation (a)	(6,572,743)	(6,267,830)
Real estate owned, net	$9,497,848	$9,756,029
(a)	Accumulated depreciation is inclusive of $19.2 million and $17.2 million of accumulated amortization related to real estate intangible assets as of June 30, 2024 and December 31, 2023, respectively.

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

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2024 and 2023, were $4.4 million and $3.1 million, respectively, and $8.6 million and $7.7 million, respectively, for the six months ended June 30, 2024 and 2023. Total capitalized interest was $2.4 million and $2.3 million, respectively, for the three months ended June 30, 2024 and 2023, and $5.3 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2024 and 2023.

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

JUNE 30, 2024

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Ventures	2024	2024	2024	2023	2024	2023	2024	2023	2024	2023
Operating:
UDR/MetLife (a)	13	2,837	50.2%	50.2%	$215,286	$225,195	$(1,408)	$(1,125)	$(3,254)	$(2,475)
UDR/LaSalle	5	1,590	51.0%	51.0%	275,885	286,723	(2,793)	(42)	(5,671)	(42)
Total Joint Ventures	18	4,427			$491,171	$511,918	$(4,201)	$(1,167)	$(8,925)	$(2,517)

	Number of	Apartment						Income/(loss) from investments		Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended		Six Months Ended
Developer Capital Program	June 30,	June 30,	Average	Years To	UDR	June 30,	December 31,	June 30,		June 30,
and Real Estate Technology Investments (b)	2024	2024	Rate	Maturity	Commitment (c)	2024	2023	2024	2023	2024	2023
Preferred equity investments:
Operating	22	5,234	9.5%	2.9	$313,165	$385,968	$367,295	$7,690	$7,147	$15,132	$15,160
Development	1	384	14.0%	2.0	16,044	21,943	20,476	746	651	1,467	1,273
Total Preferred Equity Investments	23	5,618	9.7%	2.9	$329,209	407,911	387,771	8,436	7,798	16,599	16,433

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	N/A	$86,000	50,980	44,382	(189)	(816)	5,457	119
Total Preferred Equity Investments and Real Estate Technology and Sustainability Investments						458,891	432,153	8,247	6,982	22,056	16,552

Sold joint ventures and other investments						—	—	—	3,882	—	5,369

Total investment in and advances to unconsolidated joint ventures, net (a)						$950,062	$944,071	$4,046	$9,697	$13,131	$19,404
(a)	As of June 30, 2024 and December 31, 2023, the Company’s negative investment in one UDR/MetLife community of $8.9 million and $8.9 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At June 30, 2024, our preferred equity investment portfolio consisted of 23 communities located in various markets, consisting of 5,234 operating apartment homes and 384 apartment homes under development. In addition, the Company’s preferred equity investments include four investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the six months ended June 30, 2024, the Company did not enter into or fund any new preferred equity investments and no preferred equity investments were redeemed.

In July 2024, the Company received a $17.2 million partial paydown on one of its operating preferred equity investments. In conjunction with the paydown, the Company’s remaining $50.0 million preferred equity investment will earn a preferred return of 11.0% per annum.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

In July 2024, the Company entered into three joint venture agreements and was under contract to enter into a fourth joint venture agreement with an unaffiliated joint venture partner to operate four operating communities with a total of 818 apartment homes located in Portland, Oregon. The Company’s combined preferred equity investment of $35.0 million earns, or with respect to the fourth joint venture will earn if funded, a preferred return of 10.75% per annum. The unaffiliated joint venture partner is or will be the managing member of the joint ventures. The Company has concluded that it does not control the joint ventures and will account for its investments under the equity method of accounting.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of June 30, 2024 and December 31, 2023, the Company had deferred fees of $7.3 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.0 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2024 and 2023.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total real estate, net	$3,158,681	$3,158,057
Investments, at fair value	305,418	257,832
Cash and cash equivalents	69,423	61,670
Other assets	134,973	146,976
Total assets	$3,668,495	$3,624,535

Third party debt, net	$2,033,372	$2,012,816
Accounts payable and accrued liabilities	169,254	171,502
Total liabilities	2,202,626	2,184,318
Total equity	$1,465,869	$1,440,217

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenues	$78,013	$63,702	$154,269	$124,377
Property operating expenses	35,793	26,478	70,728	54,511
Real estate depreciation and amortization	38,091	25,605	75,053	50,033
Operating income/(loss)	4,129	11,619	8,488	19,833
Interest expense	(25,571)	(23,113)	(50,108)	(47,064)
Net unrealized/realized gain/(loss) on held investments	5,349	(6,263)	32,749	3,526
Other income/(loss)	(1,520)	(1,324)	(3,348)	998
Net income/(loss)	$(17,613)	$(19,081)	$(12,219)	$(22,707)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the Operating lease right-of-use assets were $188.8 million and $190.6 million, respectively, and the Operating lease liabilities were $184.1 million and $185.8 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 41.6 years and 42.0 years at June 30, 2024 and December 31, 2023, respectively, and the weighted average discount rate was 5.0% at both June 30, 2024 and December 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2024 are as follows (dollars in thousands):

Ground Leases
2024	$6,222
2025	12,442
2026	12,442
2027	12,442
2028	12,442
Thereafter	405,452
Total future minimum lease payments (undiscounted)	461,442
Difference between future undiscounted cash flows and discounted cash flows	(277,366)
Total operating lease liabilities (discounted)	$184,076

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense:
Contractual lease expense	$3,350	$3,292	$6,700	$6,584
Variable lease expense (a)	43	33	83	61
Total operating lease expense (b)(c)	$3,393	$3,325	$6,783	$6,645
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.8 million and $1.8 million, respectively. For the six months ended June 30, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.6 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended June 30, 2024 and 2023, respectively, and less than $0.1 million and less than $0.1 million of total operating lease expense during the six months ended June 30, 2024 and 2023, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2024, our apartment home leases generally have initial terms of 12 months or less. As of June 30, 2024, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Future minimum lease payments from our retail and commercial leases as of June 30, 2024 are as follows (dollars in thousands):

Retail and Commercial Leases
2024	$13,282
2025	25,327
2026	22,517
2027	18,851
2028	16,064
Thereafter	60,516
Total future minimum lease payments (a)	$156,557
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Principal Outstanding		As of June 30, 2024
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2024	2023	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,212,173	$1,213,751	3.48%	4.2	20
Deferred financing costs and other non-cash adjustments (b)	(3,383)	(3,009)
Total fixed rate secured debt, net	1,208,790	1,210,742	3.42%	4.2	20
Variable Rate Debt
Mortgage notes payable (c)	—	40,017	—%	—	—
Tax-exempt secured notes payable (d)	27,000	27,000	4.04%	7.7	1
Deferred financing costs	(42)	(46)
Total variable rate secured debt, net	26,958	66,971	4.07%	7.7	1
Total Secured Debt, net	1,235,748	1,277,713	3.44%	4.3	21
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2026 (e) (n)	—	—	—%	1.6
Borrowings outstanding under unsecured commercial paper program due July 2024 (f) (n)	430,000	408,075	5.54%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2025 (g)	1,557	4,593	6.19%	0.5
Term Loan due January 2027 (e) (n)	87,500	—	6.25%	2.6
Fixed Rate Debt
Term Loan due January 2027 (e) (n)	262,500	350,000	2.68%	2.6
8.50% Debentures due September 2024	15,644	15,644	8.50%	0.2
2.95% Medium-Term Notes due September 2026 (h) (n)	300,000	300,000	2.89%	2.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $212 and $247, respectively) (i) (n)	299,788	299,753	4.03%	3.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $420 and $479, respectively) (n)	299,580	299,521	3.50%	3.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $3, respectively) (j) (n)	299,997	299,997	4.27%	4.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $7,607 and $8,294, respectively) (k) (n)	607,607	608,294	3.32%	5.5
3.00% Medium-Term Notes due August 2031 (net of premiums of $8,512 and $9,109, respectively) (l) (n)	608,512	609,109	3.01%	7.1
2.10% Medium-Term Notes due August 2032 (net of discounts of $285 and $303, respectively) (n)	399,715	399,697	2.10%	8.1
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,049 and $1,110, respectively) (n)	348,951	348,890	1.90%	8.7
2.10% Medium-Term Notes due June 2033 (net of discounts of $891 and $941, respectively) (n)	299,109	299,059	2.10%	9.0
3.10% Medium-Term Notes due November 2034 (net of discounts of $912 and $956, respectively) (m) (n)	299,088	299,044	3.13%	10.3
Other	—	2
Deferred financing costs	(19,160)	(20,682)
Total Unsecured Debt, net	4,540,388	4,520,996	3.36%	5.4
Total Debt, net	$5,776,136	$5,798,709	3.38%	5.2

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2024, secured debt encumbered approximately 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2024, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2024 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

In July 2024, the Company repaid a $94.1 million fixed rate mortgage at maturity with borrowings from the Company’s unsecured commercial paper program.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended June 30, 2024 and 2023, the Company had $0.4 million and $1.1 million, respectively, and during the six months ended June 30, 2024 and 2023, the Company had $0.8 million and $2.2 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $0.7 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) During the six months ended June 30, 2024, the Company prepaid a variable rate mortgage with an outstanding balance of $40.0 million and an interest rate of 8.31% at the time of the payoff.
(d) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2024, the variable interest rate on the mortgage note was 4.04%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,055
Maximum daily borrowings during the period ended	—	250,000
Weighted average interest rate during the period ended	—%	5.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $3.8 million and $2.3 million of letters of credit at June 30, 2024 and December 31, 2023, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	430,000	408,075
Weighted average daily borrowings during the period ended	416,335	384,068
Maximum daily borrowings during the period ended	560,000	505,000
Weighted average interest rate during the period ended	5.5%	5.4%
Interest rate at end of the period	5.5%	5.7%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	1,557	4,593
Weighted average daily borrowings during the period ended	13,775	15,829
Maximum daily borrowings during the period ended	45,927	57,107
Weighted average interest rate during the period ended	6.2%	5.9%
Interest rate at end of the period	6.2%	6.3%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2024 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2024	$96,375	$—	$96,375	$445,644	$542,019
2025	178,323	—	178,323	1,557	179,880
2026	56,672	—	56,672	300,000	356,672
2027	6,939	—	6,939	650,000	656,939
2028	166,526	—	166,526	300,000	466,526
2029	315,811	—	315,811	300,000	615,811
2030	230,597	—	230,597	600,000	830,597
2031	160,930	—	160,930	600,000	760,930
2032	—	27,000	27,000	400,000	427,000
2033	—		—	650,000	650,000
Thereafter	—	—	—	300,000	300,000
Subtotal	1,212,173	27,000	1,239,173	4,547,201	5,786,374
Non-cash (a)	(3,383)	(42)	(3,425)	(6,813)	(10,238)
Total	$1,208,790	$26,958	$1,235,748	$4,540,388	$5,776,136
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.0 million during the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $1.9 million during the six months ended June 30, 2024 and 2023, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2024.

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for income/(loss) per share:
Net income/(loss)	$31,013	$370,183	$77,323	$403,108
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,013)	(22,630)	(5,162)	(24,583)
Net (income)/loss attributable to noncontrolling interests	(117)	(8)	(129)	(16)
Net income/(loss) attributable to UDR, Inc.	28,883	347,545	72,032	378,509
Distributions to preferred stockholders — Series E (Convertible)	(1,210)	(1,222)	(2,441)	(2,405)
Income/(loss) attributable to common stockholders - basic	27,673	346,323	69,591	376,104
Dilutive distributions to preferred stockholders - Series E (Convertible)	—	1,222	—	2,405
Income/(loss) attributable to common stockholders - diluted	$27,673	$347,545	$69,591	$378,509

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,428	329,324	329,336	329,242
Unvested restricted stock awards	(372)	(367)	(396)	(371)
Denominator for basic income/(loss) per share	329,056	328,957	328,940	328,871
Incremental shares issuable from assumed conversion of unvested LTIP Units, conversion of Series E preferred stock, performance units and unvested restricted stock	516	3,523	394	3,541
Denominator for diluted income/(loss) per share	329,572	332,480	329,334	332,412

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

Income/(loss) per weighted average common share:
Basic	$0.08	$1.05	$0.21	$1.14
Diluted	$0.08	$1.05	$0.21	$1.14

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2024, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation. For the three and six months ended June 30, 2023, the effect of the conversion of the OP Units and DownREIT Units was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2024, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three and six months ended June 30, 2024, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
OP/DownREIT Units	24,324	21,250	24,371	21,286
Convertible preferred stock	2,851	2,908	2,879	2,908
Unvested LTIP Units, performance units, and unvested restricted stock	516	615	394	633

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2023	$961,087
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	75,430
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(12,476)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	5,162
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(21,378)
Redeemable Long-Term and Short-Term Incentive Plan Units	13,707
Allocation of other comprehensive income/(loss)	250
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at June 30, 2024	$1,021,782

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.1) million and less than $(0.1) million during the three months ended June 30, 2024 and 2023, respectively and $(0.1) million and less than $(0.1) million during the six months ended June 30, 2024 and 2023, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2024 and December 31, 2023, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$241,842	$236,167	$—	$—	$236,167
Equity securities (c)	1,750	1,750	1,750	—	—
Derivatives - Interest rate contracts (d)	7,622	7,622	—	7,622	—
Total assets	$251,214	$245,539	$1,750	$7,622	$236,167

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,212,848	$1,114,260	$—	$—	$1,114,260
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	1,557	1,557	—	—	1,557
Commercial paper program	430,000	430,000	—	—	430,000
Unsecured notes	4,127,991	3,590,252	—	—	3,590,252
Total liabilities	$5,799,396	$5,163,069	$—	$—	$5,163,069

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,021,782	$1,021,782	$—	$1,021,782	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

			Fair Value at December 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$228,825	$222,755	$—	$—	$222,755
Equity securities (c)	7,210	7,210	7,210	—	—
Derivatives - Interest rate contracts (d)	10,103	10,103	—	10,103	—
Total assets	$246,138	$240,068	$7,210	$10,103	$222,755

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,228	$1,124,140	$—	$—	$1,124,140
Secured debt instruments - variable rate: (e)
Mortgage notes payable	40,017	40,017	—	—	40,017
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	4,593	4,593	—	—	4,593
Commercial paper program	408,075	408,075	—	—	408,075
Unsecured notes	4,129,010	3,611,697	—	—	3,611,697
Total liabilities	$5,823,923	$5,215,522	$—	$—	$5,215,522

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$961,087	$961,087	$—	$961,087	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on June 30, 2024 and December 31, 2023. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2024.

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

JUNE 30, 2024

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2025, the Company estimates that an additional $6.1 million will be reclassified as a decrease to Interest expense.

As of June 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$282,380

During the six months ended June 30, 2024, the Company entered into and settled a treasury lock arrangement with a notional value of $150.0 million to hedge the interest rate risk associated with a future debt issuance, resulting in a deferred gain of $5.0 million which is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2024, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	$7,622	$10,103	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023	2024	2023
Three Months Ended June 30,
Interest rate products	$567	$4,295	$1,991	$1,852	$—	$—

Six Months Ended June 30,
Interest rate products	$7,232	$4,022	$3,986	$3,222	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total amount of Interest expense presented on the Consolidated Statements of Operations	$47,811	$45,113	$95,873	$88,855

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2024	$7,622	$—	$7,622	$—	$—	$7,622

December 31, 2023	$10,103	$—	$10,103	$—	$—	$10,103
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $9.4 million and $7.5 million during the three months ended June 30, 2024 and 2023, respectively, and $16.7 million and $15.7 million during the six months ended June 30, 2024 and 2023, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at June 30, 2024 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — redevelopment (b)	9	$47,389	$99,651
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	58,029	47,971
Total		$105,418	$147,622
(a)	Represents UDR’s investment as of June 30, 2024.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of June 30, 2024, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held as of June 30, 2024. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2024 and 2023.

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

JUNE 30, 2024

monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee. Joint venture management and other fees are not allocable to a specific reportable segment or segments.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2024 and 2023, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2024	2023	2024	2023
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$119,226	$116,123	$236,155	$229,282
Mid-Atlantic Region	77,254	74,801	154,065	148,922
Northeast Region	81,981	79,282	160,874	155,279
Southeast Region	56,933	56,775	113,716	112,573
Southwest Region	39,757	39,792	75,339	75,445
Non-Mature Communities/Other	24,545	23,858	58,725	56,147
Total segment and consolidated lease revenue	$399,696	$390,631	$798,874	$777,648

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$2,858	$2,864	$5,814	$5,631
Mid-Atlantic Region	3,350	2,838	6,474	5,309
Northeast Region	2,250	2,065	3,934	3,758
Southeast Region	2,715	2,325	5,128	4,457
Southwest Region	1,838	1,670	3,325	2,982
Non-Mature Communities/Other	621	705	1,448	1,620
Total segment and consolidated other revenue	$13,632	$12,467	$26,123	$23,757

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$122,084	$118,987	$241,969	$234,913
Mid-Atlantic Region	80,604	77,639	160,539	154,231
Northeast Region	84,231	81,347	164,808	159,037
Southeast Region	59,648	59,100	118,844	117,030
Southwest Region	41,595	41,462	78,664	78,427
Non-Mature Communities/Other	25,166	24,563	60,173	57,767
Total segment and consolidated rental income	$413,328	$403,098	$824,997	$801,405

Reportable apartment home segment NOI
Same-Store Communities
West Region	$90,603	$88,228	$179,604	$176,028
Mid-Atlantic Region	55,222	53,109	109,927	106,550
Northeast Region	55,605	54,262	107,299	105,776
Southeast Region	40,817	40,559	81,090	80,345
Southwest Region	26,222	26,945	49,770	50,042
Non-Mature Communities/Other	15,532	13,618	35,707	33,483
Total segment and consolidated NOI	284,001	276,721	563,397	552,224
Reconciling items:
Joint venture management and other fees	1,992	1,450	3,957	2,692
Property management	(13,433)	(13,101)	(26,812)	(26,046)
Other operating expenses	(7,593)	(4,259)	(14,421)	(7,291)
Real estate depreciation and amortization	(170,488)	(168,925)	(340,346)	(338,225)
General and administrative	(20,136)	(16,452)	(37,946)	(33,932)
Casualty-related (charges)/recoveries, net	(998)	(1,134)	(7,276)	(5,290)
Other depreciation and amortization	(4,679)	(3,681)	(8,995)	(7,330)
Gain/(loss) on sale of real estate owned	—	325,884	16,867	325,885
Income/(loss) from unconsolidated entities	4,046	9,697	13,131	19,404
Interest expense	(47,811)	(45,113)	(95,873)	(88,855)
Interest income and other income/(expense), net	6,498	10,447	12,363	11,457
Tax (provision)/benefit, net	(386)	(1,351)	(723)	(1,585)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,013)	(22,630)	(5,162)	(24,583)
Net (income)/loss attributable to noncontrolling interests	(117)	(8)	(129)	(16)
Net income/(loss) attributable to UDR, Inc.	$28,883	$347,545	$72,032	$378,509
(a)	Same-Store Community population consisted of 52,545 apartment homes.
(b)	Same-Store Community population consisted of 51,804 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2024

The following table details the assets of UDR’s reportable segments as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,	December 31,
	2024	2023
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,480,088	$4,452,491
Mid-Atlantic Region	3,227,486	3,205,036
Northeast Region	3,979,372	3,957,210
Southeast Region	1,611,950	1,589,605
Southwest Region	1,412,477	1,403,971
Non-Mature Communities/Other	1,359,218	1,415,546
Total segment assets	16,070,591	16,023,859
Accumulated depreciation	(6,572,743)	(6,267,830)
Total segment assets — net book value	9,497,848	9,756,029
Reconciling items:
Cash and cash equivalents	2,770	2,922
Restricted cash	31,616	31,944
Notes receivable, net	241,842	228,825
Investment in and advances to unconsolidated joint ventures, net	958,943	952,934
Operating lease right-of-use assets	188,828	190,619
Other assets	195,958	209,969
Total consolidated assets	$11,117,805	$11,373,242
(a)	Same-Store Community population consisted of 52,545 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2024 and 2023, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At June 30, 2024, our consolidated real estate portfolio included 169 communities in 13 states plus the District of Columbia totaling 55,699 apartment homes. In addition, we have an ownership interest in 10,045 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 5,618 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and six months ended June 30, 2024, was 52,545 and 51,804, respectively.

The following table summarizes our same-store market information by major geographic markets as of and for the three and six months ended June 30, 2024, as applicable:

	June 30, 2024				Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
			Percentage	Total		Monthly	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.7%	$1,378,555	96.8%	$3,081	96.8%	$3,071
San Francisco, CA	12	2,917	6.3%	1,019,280	96.6%	3,491	97.2%	3,514
Seattle, WA	14	2,702	6.9%	1,111,935	97.0%	2,853	97.4%	2,837
Monterey Peninsula, CA	7	1,567	1.2%	200,014	95.4%	2,393	95.8%	2,378
Los Angeles, CA	4	1,225	3.0%	487,164	96.2%	3,150	96.5%	3,176
Other Southern California	3	821	1.4%	226,367	96.5%	2,944	96.6%	2,932
Portland, OR	2	476	0.4%	56,773	97.3%	1,987	97.2%	1,976
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.5%	2,488,753	97.3%	2,360	97.5%	2,348
Baltimore, MD	7	2,222	3.5%	569,164	96.4%	1,944	96.2%	1,927
Richmond, VA	4	1,359	1.1%	169,569	96.6%	1,869	96.8%	1,860
Northeast Region
Boston, MA	12	4,667	12.2%	1,955,819	97.0%	3,195	97.0%	3,177
New York, NY	6	2,318	9.9%	1,583,570	97.6%	4,734	97.9%	4,707
Philadelphia, PA	4	1,172	2.7%	439,983	96.7%	2,563	96.9%	2,553
Southeast Region
Tampa, FL	11	3,877	4.3%	684,393	96.6%	2,150	96.7%	2,140
Orlando, FL	11	3,493	3.5%	568,938	96.7%	1,930	96.8%	1,922
Nashville, TN	8	2,261	1.6%	262,175	96.6%	1,762	96.6%	1,753
Other Florida	1	636	0.6%	96,444	97.2%	2,372	97.5%	2,350
Southwest Region
Dallas, TX	15	6,218	6.6%	1,068,011	96.7%	1,785	96.6%	1,780
Austin, TX	4	1,272	1.2%	196,666	96.9%	1,920	96.9%	1,909
Denver, CO	1	218	0.9%	147,800	97.4%	3,609	97.4%	3,579
Total/Average Same-Store Communities	157	52,545	91.5%	14,711,373	96.8%	$2,543	97.0%	$2,538
Non-Mature, Commercial Properties & Other	12	3,154	8.5%	1,359,218
Total Real Estate Owned	169	55,699	100.0%	16,070,591
Total Accumulated Depreciation				(6,572,743)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,497,848
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held as of June 30, 2024. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and six months ended June 30, 2024, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the remainder of 2024, we have approximately $96.4 million of secured debt maturing, inclusive of principal amortization, and $445.6 million of unsecured debt maturing. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	June 30,	December 31,
	2024	2023
Total real estate, net	$2,590,607	$2,629,267
Cash and cash equivalents	—	5
Operating lease right-of-use assets	189,800	191,673
Other assets	59,964	75,464
Total assets	$2,840,371	$2,896,409

Secured debt, net	$377,824	$377,262
Notes payable to UDR (a)	1,351,990	1,298,903
Operating lease liabilities	185,098	186,939
Other liabilities	137,878	133,595
Total liabilities	2,052,790	1,996,699
Total capital	$787,581	$899,710

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenue	$149,161	$135,985	$297,690	$270,040
Property operating expenses	(66,873)	(59,160)	(133,496)	(117,169)
Real estate depreciation and amortization	(47,483)	(38,741)	(94,752)	(77,380)
Operating income/(loss)	34,805	38,084	69,442	75,491
Interest expense (a)	(17,262)	(13,993)	(34,279)	(24,753)
Other income/(loss)	1,329	1,133	2,336	2,415
Net income/(loss)	$18,872	$25,224	$37,499	$53,153
(a)	All $1.4 billion and $1.3 billion notes payable to UDR as of June 30, 2024 and December 31, 2023, respectively, and $13.2 million and $12.9 million of interest expense on notes payable to UDR for the three months ended June 30, 2024 and 2023, respectively, and $26.2 million and $22.6 million of interest expense on notes payable to UDR for the six months ended June 30, 2024 and 2023, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023.

Operating Activities

For the six months ended June 30, 2024, our Net cash provided by/(used in) operating activities was $406.1 million, compared to $410.0 million for the comparable period in 2023. The decrease in cash flow from operating activities was primarily due to higher borrowing costs and changes in operating assets and liabilities, partially offset by an increase in net operating income, primarily driven by higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities.

Investing Activities

For the six months ended June 30, 2024, Net cash provided by/(used in) investing activities was $(79.3) million, compared to $(60.7) million for the comparable period in 2023. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sales of real estate during the current period compared to the prior year period, partially offset by a decrease in spend for development of real estate assets, a decrease in capital expenditures, a decrease in cash investments in unconsolidated joint ventures, an increase in proceeds from the sale of equity securities, and a decrease from the net issuance of notes receivable during the current period compared to the prior year period.

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

For the six months ended June 30, 2024, total capital expenditures of $123.4 million, or $2,230 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $143.9 million, or $2,647 per stabilized home, for the comparable period in 2023.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 44.1%, or $31.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	an increase of 31.6%, or $10.0 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures; and
●	an increase of 3.5%, or $1.3 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2024 and 2023 (dollars in thousands except Per Home amounts):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Turnover capital expenditures	$8,491	$7,831	8.4%	$153	$144	6.3%
Asset preservation expenditures	33,294	23,932	39.1%	602	440	36.8%
Total recurring capital expenditures	41,785	31,763	31.6%	755	584	29.3%
NOI enhancing improvements (a)	38,811	37,497	3.5%	702	690	1.7%
Major renovations (b)	40,520	72,454	(44.1)%	732	1,333	(45.1)%
Operations platform	2,285	2,194	4.1%	41	40	2.5%
Total capital expenditures (c)	$123,401	$143,908	(14.3)%	$2,230	$2,647	(15.8)%
Repair and maintenance expense	$49,468	$46,574	6.2%	$894	$857	4.3%
Average home count (d)	55,318	54,347	1.8%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2024, the Company was not developing any communities although the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At June 30, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2024:

●	we made cash investments totaling $9.2 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $13.1 million; and
●	we received cash distributions of $16.3 million, of which $7.6 million were operating cash flows and $8.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2024 and 2023.

Financing Activities

For the six months ended June 30, 2024, our Net cash provided by/(used in) financing activities was $(327.2) million, compared to $(349.1) million for the comparable period of 2023.

The following significant financing activities occurred during the six months ended June 30, 2024:

●	repaid $41.6 million of secured debt;
●	received proceeds of $21.9 million, net on our unsecured commercial paper program;
●	repaid $3.0 million of our revolving bank debt;
●	paid $21.0 million of distributions to redeemable noncontrolling interests; and
●	paid $278.2 million of distributions to our common stockholders.

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

As of June 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $3.8 million of letters of credit at June 30, 2024), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2024, we had $1.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $73.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2024.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2024, we had issued $430.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.54%, leaving $270.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $546.1 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2024. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2024 would increase by $3.0 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by/(used in) operating activities	$406,061	$409,988
Net cash provided by/(used in) investing activities	(79,335)	(60,694)
Net cash provided by/(used in) financing activities	(327,206)	(349,107)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $27.7 million ($0.08 per diluted share) for the three months ended June 30, 2024, as compared to $346.3 million ($1.05 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	no gains recognized on the sale of real estate during the three months ended June 30, 2024, as compared to gains on the sale of real estate of $325.9 million from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023;
●	a decrease in income/(loss) from unconsolidated entities of $5.7 million primarily due to a decrease in income from our joint ventures and preferred equity investments during the three months ended June 30, 2024 as compared to the same period in 2023;
●	a decrease in interest income and other income/(expense), net of $3.9 million primarily due to $(0.2) million of unrealized losses from our direct investment in SmartRent during the three months ended June 30, 2024, as compared to $8.7 million of unrealized gains during the three months ended June 30, 2023, partially offset by a $4.7 million increase in interest income from our notes receivables due to higher outstanding balances during the three months ended June 30, 2024, as compared the same period in 2023;
●	an increase in other operating expenses of $3.3 million primarily attributed to an increase in legal-related expenses and political contributions during the three months ended June 30, 2024, as compared to the same period in 2023; and
●	an increase in interest expense of $2.7 million primarily due to an increase in average interest rates and higher overall debt balances during the three months ended June 30, 2024, as compared the same period in 2023.

This was partially offset by:

●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $20.6 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023, as compared to none in the same period of 2024;
●	an increase in total property net operating income (“NOI”) of $7.3 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023 and 2024.

Net income/(loss) attributable to common stockholders was $69.6 million ($0.21 per diluted share) for the six months ended June 30, 2024, as compared to $376.1 million ($1.14 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gain on the sale of real estate of $16.9 million from the sale of an operating community located in Arlington, Virginia during the six months ended June 30, 2024, as compared to a gains of $325.9 million recognized from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023;
●	a decrease in income/(loss) from unconsolidated entities of $6.3 million primarily due to a decrease in income from our joint ventures and preferred equity investments during the six months ended June 30, 2024 as compared to the same period in 2023;
●	an increase in other operating expenses of $7.1 million primarily attributed to an increase in legal-related expenses and political contributions during the six months ended June 30, 2024, as compared to the same period in 2023; and

●	an increase in interest expense of $7.0 million primarily due to an increase in average interest rates and higher overall debt balances during the six months ended June 30, 2024, as compared the same period in 2023.

This was partially offset by:

●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $19.4 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024; and
●	an increase in total property NOI of $11.2 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023 and 2024.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (a)
	2024	2023	% Change	2024	2023	% Change
Same-Store Communities:
Same-Store rental income	$388,162	$378,535	2.5%	$764,824	$743,638	2.8%
Same-Store operating expense (b)	(119,693)	(115,432)	3.7%	(237,134)	(224,897)	5.4%
Same-Store NOI	268,469	263,103	2.0%	527,690	518,741	1.7%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	10,023	1,580	534.4%	24,622	7,568	225.3%
Development communities NOI	(35)	(41)	NM *	(377)	(41)	NM *
Non-residential/other NOI (d)	5,544	2,877	92.7%	10,810	7,184	50.5%
Sold and held for disposition communities NOI	—	9,202	(100.0)%	652	18,772	(96.5)%
Total Non-Mature Communities/Other NOI	15,532	13,618	14.1%	35,707	33,483	6.6%
Total property NOI	$284,001	$276,721	2.6%	$563,397	$552,224	2.0%

* Not meaningful

(a)	Same-Store consists of 52,545 apartment homes.
(b)	Same-Store consists of 51,804 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income/(loss) attributable to UDR, Inc.	$28,883	$347,545	$72,032	$378,509
Joint venture management and other fees	(1,992)	(1,450)	(3,957)	(2,692)
Property management	13,433	13,101	26,812	26,046
Other operating expenses	7,593	4,259	14,421	7,291
Real estate depreciation and amortization	170,488	168,925	340,346	338,225
General and administrative	20,136	16,452	37,946	33,932
Casualty-related charges/(recoveries), net	998	1,134	7,276	5,290
Other depreciation and amortization	4,679	3,681	8,995	7,330
(Gain)/loss on sale of real estate owned	—	(325,884)	(16,867)	(325,885)
(Income)/loss from unconsolidated entities	(4,046)	(9,697)	(13,131)	(19,404)
Interest expense	47,811	45,113	95,873	88,855
Interest income and other (income)/expense, net	(6,498)	(10,447)	(12,363)	(11,457)
Tax provision/(benefit), net	386	1,351	723	1,585
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,013	22,630	5,162	24,583
Net income/(loss) attributable to noncontrolling interests	117	8	129	16
Total property NOI	$284,001	$276,721	$563,397	$552,224

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held on June 30, 2024 consisted of 52,545 and 51,804 apartment homes, respectively, and provided 94.5% and 93.7% of our total NOI for the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

NOI for our Same-Store Community properties increased 2.0%, or $5.4 million, for the three months ended June 30, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 2.5%, or $9.6 million, increase in property rental income, partially offset by a 3.7%, or $4.3 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.5%, or $5.2 million, increase in rental rates and an 8.6%, or $3.5 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy increased by 0.2% to 96.8% and total monthly income per occupied home increased by 2.3% to $2,543.

The increase in operating expenses was primarily driven by a 5.5%, or $2.5 million, increase in real estate taxes due to higher assessed valuations, a 10.3%, or $0.8 million, increase in administration and marketing, and a 4.7%, or $0.7 million, increase in personnel costs.

The operating margin (property net operating income divided by property rental income) was 69.2% and 69.5% for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

NOI for our Same-Store Community properties increased 1.7%, or $8.9 million, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 2.8%, or $21.2 million, increase in property rental income, partially offset by a 5.4%, or $12.2 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.7%, or $12.0 million, increase in rental rates, a 9.3%, or $7.3 million, increase in reimbursement and ancillary and fee income, and an 8.9%, or $2.1 million, increase as a result of vacancy loss. Weighted average physical occupancy increased by 0.5% to 97.0% and total monthly income per occupied home increased by 2.4% to $2,538.

The increase in operating expenses was primarily driven by a 17.0%, or $5.0 million, increase in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program in 2023, a 4.9%, or $2.2 million, increase in repair and maintenance expense due to an increase in the cost per home of those that were turned during the year, the impact of inflation on third party vendor costs and weather-related events, a 3.5%, or $3.2 million, increase in real estate taxes due to higher assessed valuations and a 10.8%, or $1.6 million, increase in administration and marketing.

The operating margin (property net operating income divided by property rental income) was 69.0% and 69.8% for the six months ended June 30, 2024 and 2023, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

The remaining 5.5%, or $15.5 million, of our total NOI during the three months ended June 30, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 14.1%, or $1.9 million, for the three months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily attributable to an $8.4 million increase in stabilized, non-mature communities NOI due to development communities completed and communities acquired in 2023 becoming stabilized and a $2.7 million increase in non-residential/other NOI primarily due to higher retail tenant rents partially offset by a $9.2 million decrease in sold and held for disposition communities NOI due to the sale of an operating community during the six months ended June 30, 2024 and the partial sale of four operating communities in 2023.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

The remaining 6.3%, or $35.7 million, of our total NOI during the six months ended June 30, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 6.6%, or $2.2 million, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily attributable to a $17.1 million increase in stabilized, non-mature communities NOI due to development communities completed and communities acquired in 2023 becoming stabilized and a $3.6 million increase in non-residential/other NOI primarily due to higher retail tenant rents partially offset by an $18.1 million decrease in sold and held for disposition communities NOI due to the sale of an operating community during the six months ended June 30, 2024 and the partial sale of four operating communities in 2023.

Gain/(loss) on sale of real estate owned

For the three months ended June 30, 2024, the Company recognized gain/(loss) on sale of real estate owned of zero as compared to $325.9 million on sale of real estate owned for the three months ended June 30, 2023. The decrease in 2024 as compared to 2023 was attributable to no sales of real estate owned during the three months ended June 30, 2024, as compared to the partial sale of four operating communities located in various markets during the three months ended June 30, 2023.

For the six months ended June 30, 2024, the Company recognized gain/(loss) on sale of real estate owned of $16.9 million as compared to $325.9 million on sale of real estate owned for the six months ended June 30, 2023. The decrease in 2024 as compared to 2023 was attributable to the sale of an operating community located in Arlington, Virginia during the six months ended June 30, 2024, as compared to the partial sale of four operating communities located in various markets during the six months ended June 30, 2023.

Interest income and other income/(expense), net

For the three months ended June 30, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $6.5 million and $10.4 million, respectively. The decrease in 2024 as compared to 2023 was primarily due to $(0.2) million of unrealized losses from investment income/(loss) from our direct investment in SmartRent during the three months ended June 30, 2024, as compared to $8.7 million of unrealized gains during the three months ended June 30, 2023, partially offset by a $4.7 million increase in interest income from our notes receivables due to higher outstanding balances during the three months ended June 30, 2024, as compared the same period in 2023.

For the six months ended June 30, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $12.4 million and $11.5 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase of $8.7 million in interest income during the six months end June 30, 2024, due to an increase in the Company’s notes receivable balance, as compared to the same period in 2023, partially offset by $(0.9) million of unrealized losses from our direct investment in SmartRent during the six months ended June 30, 2024, as compared to $8.0 million of unrealized gains during the six months ended June 30, 2023.

Interest expense

For the three months ended June 30, 2024 and 2023, the Company recognized interest expense of $47.8 million and $45.1 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase in average interest rates and higher overall debt balances for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, the Company recognized interest expense of $95.9 million and $88.9 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase in average interest rates and higher overall debt balances for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Other operating expenses

For the three months ended June 30, 2024 and 2023, the Company recognized other operating expenses of $7.6 million and $4.3 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to an increase in legal-related expenses and political contributions during the three months ended June 30, 2024, as compared to the same period of 2023.

For the six months ended June 30, 2024 and 2023, the Company recognized other operating expenses of $14.4 million and $7.3 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to an increase in legal-related expenses and political contributions during the six months ended June 30, 2024, as compared to the same period of 2023.

Income/(loss) from unconsolidated entities

For the three months ended June 30, 2024 and 2023, the Company recognized income/(loss) from unconsolidated entities of $4.0 million and $9.7 million, respectively. The decrease in 2024 as compared to 2023 was primarily due to a decrease in income from our joint ventures and preferred equity investments during the three months ended June 30, 2024 as compared to the same period in 2023.

For the six months ended June 30, 2024 and 2023, the Company recognized income/(loss) from unconsolidated entities of $13.1 million and $19.4 million, respectively. The decrease in 2024 as compared to 2023 was primarily due to a decrease in income from our joint ventures and preferred equity investments during the six months ended June 30, 2024 as compared to the same period in 2023.

Noncontrolling Interest

For the three months ended June 30, 2024 and 2023, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $2.0 million and $22.6 million, respectively. The decrease in 2024 as compared to 2023 was primarily attributed to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets during the three months ended June 30, 2023, as compared to none in the same period of 2024.

For the six months ended June 30, 2024 and 2023, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $5.2 million and $24.6 million, respectively. The decrease in 2024 as compared to 2023 was primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the six months ended June 30, 2023, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and six months ended June 30, 2024.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income/(loss) attributable to common stockholders	$27,673	$346,323	$69,591	$376,104
Real estate depreciation and amortization	170,488	168,925	340,346	338,225
Noncontrolling interests	2,130	22,638	5,291	24,599
Real estate depreciation and amortization on unconsolidated joint ventures	14,228	8,695	28,382	16,180
Net gain on the sale of depreciable real estate owned, net of tax	—	(324,769)	(16,867)	(324,770)
FFO attributable to common stockholders and unitholders, basic	$214,519	$221,812	$426,743	$430,338
Distributions to preferred stockholders — Series E (Convertible)	1,210	1,222	2,441	2,405
FFO attributable to common stockholders and unitholders, diluted	$215,729	$223,034	$429,184	$432,743
Income/(loss) per weighted average common share, diluted	$0.08	$1.05	$0.21	$1.14
FFO per weighted average common share and unit, basic	$0.61	$0.63	$1.21	$1.23
FFO per weighted average common share and unit, diluted	$0.60	$0.63	$1.20	$1.22
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,380	350,207	353,311	350,157
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,747	353,730	356,584	353,698

Impact of adjustments to FFO:
Variable upside participation on DCP, net	$—	$(204)	$—	$(204)
Legal and other costs	2,914	—	5,444	(1,258)
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	372	(7,847)	(4,616)	(8,110)
Severance costs	1,111	—	1,532	—
Casualty-related charges/(recoveries), net	998	1,134	7,276	5,290
Total impact of adjustments to FFO	$5,395	$(6,917)	$9,636	$(4,282)
FFOA attributable to common stockholders and unitholders, diluted	$221,124	$216,117	$438,820	$428,461

FFOA per weighted average common share and unit, diluted	$0.62	$0.61	$1.23	$1.21

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(26,290)	(21,345)	(43,598)	(33,644)
AFFO attributable to common stockholders and unitholders, diluted	$194,834	$194,772	$395,222	$394,817

AFFO per weighted average common share and unit, diluted	$0.55	$0.55	$1.11	$1.12

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,380	350,207	353,311	350,157
Weighted average number of OP/DownREIT Units outstanding	(24,324)	(21,250)	(24,371)	(21,286)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	329,056	328,957	328,940	328,871

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,747	353,730	356,584	353,698
Weighted average number of OP/DownREIT Units outstanding	(24,324)	(21,250)	(24,371)	(21,286)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,851)	—	(2,879)	—
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	329,572	332,480	329,334	332,412

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2024, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2024, approximately 72.9% of our total NOI was generated from communities located in Metropolitan D.C. (14.8%), Boston, MA (11.4%), Orange County, CA (11.0%), the San Francisco Bay Area, CA (8.4%), Dallas, TX (8.2%), New York, NY (7.5%), Seattle, WA (6.2%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if leases are renewed or we can relet the apartment units, the terms of renewal or reletting may be less favorable to us than current lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income or if they experience decreases in their income or job losses, we may be unable to increase or maintain rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (small and/or local businesses) may subject us to certain risks. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. We may require guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may take longer than expected to relet, may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms, or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants may experience financial distress or bankruptcy, or may fail to comply with their contractual obligations, and may seek concessions in order to continue operations or cease their operations, all of which have happened in the past and may occur again in the future, which could adversely impact our results of operations and financial condition.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, or at all, which could cause us to delay or even abandon potential acquisitions;
●	if we chose and are able to finance an acquisition with debt, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates, rental rates and expenses may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	if we chose to seek construction financing we may be unable to obtain such financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;

●	we may experience supply chain constraints, which could result in increased development costs or delay initial occupancy dates for all or a portion of a development community;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	costs may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may be unable to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2024, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $958.9 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The cost of insuring our apartment communities and our operations is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, including recent increases in premiums, which are generally outside of our control. We insure our properties and our operations with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that insure us may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies or other changes in insurance markets in general may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, increase the costs to renew or replace our insurance policies, cause us to self-insure a larger portion of the risk, or increase the cost of insuring properties.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act of 1990, as amended (the “Americans with Disabilities Act”) generally requires that public buildings, including our properties and other public facing functions related to our business, our website, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties or operations under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties or otherwise related to our operations, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if we or our property was in compliance with the law.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies, including laws or court orders, that could limit our ability to raise rents or charge certain fees which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Risk of Litigation. From time to time, we are involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we are currently a defendant in a consolidated class action lawsuit and a lawsuit filed by the District of Columbia involving RealPage, which is one of our vendors. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Further, being involved in litigation, whether the result is favorable or unfavorable, could negatively impact our reputation. Additionally, litigation has in the past and may in the future result in substantial costs and expenses and could significantly divert the attention of management.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems and software developed, maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors may collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain such information and financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ or software’s improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach or other occurrence or that such insurance will continue to be available at rates that we consider reasonable or at all. We have in the past experienced cybersecurity breaches on our information technology systems or relating to software or third party vendor systems that we utilize, and, while none to date have been material to us, we expect such breaches may occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches or implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents or other tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2024, we had approximately $546.1 million of variable rate indebtedness outstanding, which constitutes approximately 9.5% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of rising interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

During the three months ended June 30, 2024, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended June 30, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
April 1, 2024 through April 30, 2024	—	—	—	12,027
May 1, 2024 through May 31, 2024	—	—	—	12,027
June 1, 2024 through June 30, 2024	—	—	—	12,027
Balance as of June 30, 2024	2,973	$37.90	2,973	12,027
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2024, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2024:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2024 through April 30, 2024	420	$36.51	N/A	N/A
May 1, 2024 through May 31, 2024	625	39.42	N/A	N/A
June 1, 2024 through June 30, 2024	—	—	N/A	N/A
Total	1,045	$38.25
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 31, 2024	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)