Form 10-Q
period 2024-09-30
UDR, Inc.
filed 2024-10-31
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 28, 2024 was 329,960,195.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$16,152,262	$15,757,456
Less: accumulated depreciation	(6,739,674)	(6,242,686)
Real estate held for investment, net	9,412,588	9,514,770
Real estate under development (net of accumulated depreciation of $0 and $184, respectively)	—	160,220
Real estate held for disposition (net of accumulated depreciation of $0 and $24,960, respectively)	—	81,039
Total real estate owned, net of accumulated depreciation	9,412,588	9,756,029

Cash and cash equivalents	2,285	2,922
Restricted cash	33,267	31,944
Notes receivable, net	280,006	228,825
Investment in and advances to unconsolidated joint ventures, net	966,227	952,934
Operating lease right-of-use assets	187,918	190,619
Other assets	197,473	209,969
Total assets	$11,079,764	$11,373,242

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,140,692	$1,277,713
Unsecured debt, net	4,724,571	4,520,996
Operating lease liabilities	183,181	185,836
Real estate taxes payable	68,816	47,107
Accrued interest payable	28,773	47,710
Security deposits and prepaid rent	49,727	50,528
Distributions payable	151,755	149,600
Accounts payable, accrued expenses, and other liabilities	119,202	141,311
Total liabilities	6,466,717	6,420,801

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,098,987	961,087

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at September 30, 2024 and December 31, 2023:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,686,308 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	43,192	44,614
Series F; 11,355,829 and 11,867,730 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at September 30, 2024 and December 31, 2023:
329,926,696 and 329,014,512 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,299	3,290
Additional paid-in capital	7,526,910	7,493,217
Distributions in excess of net income	(4,064,283)	(3,554,892)
Accumulated other comprehensive income/(loss), net	4,606	4,914
Total stockholders’ equity	3,513,725	3,991,144
Noncontrolling interests	335	210
Total equity	3,514,060	3,991,354
Total liabilities and equity	$11,079,764	$11,373,242

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES:
Rental income	$418,088	$408,359	$1,243,085	$1,209,764
Joint venture management and other fees	2,072	1,772	6,029	4,464
Total revenues	420,160	410,131	1,249,114	1,214,228
OPERATING EXPENSES:
Property operating and maintenance	76,484	71,599	220,405	205,294
Real estate taxes and insurance	57,182	58,104	174,861	173,590
Property management	13,588	13,271	40,400	39,317
Other operating expenses	6,382	4,611	20,803	11,902
Real estate depreciation and amortization	170,276	167,551	510,622	505,776
General and administrative	20,890	15,159	58,836	49,091
Casualty-related charges/(recoveries), net	1,473	(1,928)	8,749	3,362
Other depreciation and amortization	4,029	3,692	13,024	11,022
Total operating expenses	350,304	332,059	1,047,700	999,354
Gain/(loss) on sale of real estate owned	—	—	16,867	325,885
Operating income	69,856	78,072	218,281	540,759

Income/(loss) from unconsolidated entities	(1,880)	5,508	11,251	24,912
Interest expense	(50,214)	(44,664)	(146,087)	(133,519)
Interest income and other income/(expense), net	6,159	(3,069)	18,522	8,388
Income/(loss) before income taxes	23,921	35,847	101,967	440,540
Tax (provision)/benefit, net	156	(428)	(567)	(2,013)
Net income/(loss)	24,077	35,419	101,400	438,527
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,574)	(2,554)	(6,736)	(27,137)
Net (income)/loss attributable to noncontrolling interests	94	(7)	(35)	(23)
Net income/(loss) attributable to UDR, Inc.	22,597	32,858	94,629	411,367
Distributions to preferred stockholders — Series E (Convertible)	(1,197)	(1,221)	(3,638)	(3,626)
Net income/(loss) attributable to common stockholders	$21,400	$31,637	$90,991	$407,741

Income/(loss) per weighted average common share:
Basic	$0.06	$0.10	$0.28	$1.24
Diluted	$0.06	$0.10	$0.28	$1.24

Weighted average number of common shares outstanding:
Basic	329,421	328,760	329,101	328,835
Diluted	330,557	329,201	329,755	329,283

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income/(loss)	$24,077	$35,419	$101,400	$438,527
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(1,768)	1,314	5,464	5,336
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,782)	(2,110)	(5,768)	(5,332)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(3,550)	(796)	(304)	4
Comprehensive income/(loss)	20,527	34,623	101,096	438,531
Comprehensive (income)/loss attributable to noncontrolling interests	(1,234)	(2,521)	(6,775)	(27,148)
Comprehensive income/(loss) attributable to UDR, Inc.	$19,293	$32,102	$94,321	$411,383

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2024	$43,193	$3,295	$7,508,794	$(3,840,808)	$7,910	$335	$3,722,719
Net income/(loss) attributable to UDR, Inc.	—	—	—	22,597	—	—	22,597
Other comprehensive income/(loss)	—	—	—	—	(3,304)	—	(3,304)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,242	—	—	—	2,242
Issuance of common shares through public offering, net	—	—	(38)	—	—	—	(38)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	15,912	—	—	—	15,916
Common stock distributions declared ($0.425 per share)	—	—	—	(140,219)	—	—	(140,219)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,197)	—	—	(1,197)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(104,656)	—	—	(104,656)
Balance at September 30, 2024	$43,193	$3,299	$7,526,910	$(4,064,283)	$4,606	$335	$3,514,060

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	94,629	—	—	94,629
Other comprehensive income/(loss)	—	—	—	—	(308)	—	(308)
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,343	—	—	—	4,344
Issuance of common shares through public offering, net	—	—	(456)	—	—	—	(456)
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	7	28,385	—	—	—	28,392
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($1.275 per share)	—	—	—	(420,296)	—	—	(420,296)
Preferred stock distributions declared-Series E ($1.3950 per share)	—	—	—	(3,638)	—	—	(3,638)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(180,086)	—	—	(180,086)
Balance at September 30, 2024	$43,193	$3,299	$7,526,910	$(4,064,283)	$4,606	$335	$3,514,060

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2023	$44,615	$3,295	$7,508,616	$(3,445,679)	$9,116	$210	$4,120,173
Net income/(loss) attributable to UDR, Inc.	—	—	—	32,858	—	—	32,858
Other comprehensive income/(loss)	—	—	—	—	(756)	—	(756)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,842	—	—	—	1,842
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	2,060	—	—	—	2,060
Common stock distributions declared ($0.42 per share)	—	—	—	(138,111)	—	—	(138,111)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($0.4548 per share)	—	—	—	(1,221)	—	—	(1,221)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	159,298	—	—	159,298
Balance at September 30, 2023	$44,615	$3,289	$7,487,515	$(3,392,855)	$8,360	$210	$4,151,134

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	$44,615	$3,290	$7,493,423	$(3,451,587)	$8,344	$210	$4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	411,367	—	—	411,367
Other comprehensive income/(loss)	—	—	—	—	16	—	16
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,808	—	—	—	4,810
Issuance of common shares through public offering, net	—	—	(473)	—	—	—	(473)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	14,760	—	—	—	14,763
Common stock distributions declared ($0.84 per share)	—	—	—	(414,808)	—	—	(414,808)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($0.9096 per share)	—	—	—	(3,626)	—	—	(3,626)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	65,799	—	—	65,799
Balance at September 30, 2023	$44,615	$3,289	$7,487,515	$(3,392,855)	$8,360	$210	$4,151,134

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income/(loss)	$101,400	$438,527
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	523,646	516,798
(Gain)/loss on sale of real estate owned	(16,867)	(325,885)
(Income)/loss from unconsolidated entities	(11,251)	(24,912)
Return on investment in unconsolidated joint ventures and partnerships	29,816	11,969
Amortization of share-based compensation	25,857	22,770
Other	19,308	10,516
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(21,235)	(20,164)
Increase/(decrease) in operating liabilities	(14,362)	(16,026)
Net cash provided by/(used in) operating activities	636,312	613,593

Investing Activities
Acquisition of real estate assets	—	(17,848)
Proceeds from sales of real estate investments, net	98,650	247,935
Development of real estate assets	(63,236)	(120,644)
Capital expenditures and other major improvements — real estate assets	(188,783)	(220,341)
Capital expenditures — non-real estate assets	(16,304)	(14,081)
Investment in unconsolidated joint ventures and partnerships	(45,372)	(27,775)
Distributions received from unconsolidated joint ventures and partnerships	13,646	9,315
Proceeds from sale of equity securities	4,624	—
Purchase deposits on pending acquisitions	1,000	(1,000)
Repayment/(issuance) of notes receivable, net	(31,818)	(71,786)
Net cash provided by/(used in) investing activities	(227,593)	(216,225)

Financing Activities
Payments on secured debt	(136,631)	(884)
Payments on unsecured debt	(15,644)	—
Net proceeds from the issuance of unsecured debt	296,929	—
Net proceeds/(repayment) of commercial paper	(118,075)	80,000
Net proceeds/(repayment) of revolving bank debt	42,191	(1,316)
Repurchase of common shares	—	(25,009)
Distributions paid to redeemable noncontrolling interests	(31,398)	(25,869)
Distributions paid to preferred stockholders	(3,642)	(3,540)
Distributions paid to common stockholders	(418,263)	(401,686)
Other	(23,500)	(16,803)
Net cash provided by/(used in) financing activities	(408,033)	(395,107)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	686	2,261
Cash, cash equivalents, and restricted cash, beginning of year	34,866	30,194
Cash, cash equivalents, and restricted cash, end of period	$35,552	$32,455

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$166,511	$156,606
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,377	9,377
Cash paid/(refunds received) for income taxes	1,063	1,914
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$191,737
OP Units issued for real estate, net	—	141,359
Redeemable long-term and short-term incentive plan units	21,121	19,334
Development costs and capital expenditures incurred, but not yet paid	21,214	42,760
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (715,603 shares and 357,813 shares, respectively)	28,391	14,763
Distribution of equity securities from unconsolidated real estate technology investments	—	7,749
Contribution of operating properties to unconsolidated joint venture	—	258,056
Transfer of preferred equity investment to note receivable	—	73,453
Dividends declared, but not yet paid	151,755	149,615

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,922	$1,193
Restricted cash	31,944	29,001
Total cash, cash equivalents, and restricted cash as shown above	$34,866	$30,194
Cash, cash equivalents, and restricted cash, end of period:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$2,285	$1,624
Restricted cash	33,267	30,831
Total cash, cash equivalents, and restricted cash as shown above	$35,552	$32,455

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At September 30, 2024, our consolidated apartment portfolio consisted of 169 communities with a total of 55,699 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2024, there were 189.8 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.5 million OP Units (including 0.1 million of general partnership units), or 93.0%, were owned by UDR and 13.3 million OP Units, or 7.0%, were owned by outside limited partners. As of September 30, 2024, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 22.0 million, or 67.9%, were owned by UDR and its subsidiaries and 10.4 million, or 32.1%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024 and 2023, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2024 and 2023, the Company recorded net credit recoveries/(losses) of $(0.2) million and $(0.1) million, respectively, on the Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, the Company recorded net credit recoveries/(losses) of $(0.2) million and $(0.6) million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The following table summarizes our Notes receivable, net as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	September 30,	September 30,	December 31,
	2024	2024	2023
Note due December 2024 (b)	12.00%	$41,189	$37,022
Notes due October 2025 (c)	10.50%	106,271	98,271
Note due December 2026 (d)	11.00%	69,977	64,608
Note due December 2026 (e)	11.00%	28,295	26,164
Notes due June 2027 (f)	18.00%	4,273	3,737
Note due September 2027 (g)	7.84%	31,154	—
Notes receivable		281,159	229,802
Allowance for credit losses		(1,153)	(977)
Total notes receivable, net		$280,006	$228,825
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, of which $32.4 million was funded as of September 30, 2024. Interest payments are due monthly, with the exception of payments from June 2022 to December 2024, which are accrued and added to the principal balance and will be due at maturity of the note. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) December 2024.
(c)	The Company has two loans (the “Notes”) with a joint venture that owns a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $93.5 million (exclusive of accrued and unpaid interest), all of which has been funded. The Notes are subordinate to the senior construction loan, but senior to the equity in the borrower. In April 2024, the joint venture refinanced the senior construction loan with a new loan that matures in April 2026, with a one-year extension option subject to certain conditions. The Notes had a scheduled maturity date in October 2024, with two one-year extension options. In September 2024, the developer extended the maturity date to October 2025. Commencing in October 2024, the contractual interest rate on the Notes increased to 11.0% in connection with the developer exercising its option to extend the maturity date of the Notes.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(g)	In September 2024, the Company entered into a secured mortgage loan with one of its joint ventures that owns a 66 apartment home operating community located in Santa Monica, California, in which the Company also holds a preferred investment. The contractual interest rate on the note receivable is SOFR plus a spread of 300 basis points. Interest payments are due monthly from net cash flow from the operating community. If net cash flow is insufficient to cover the interest payment on the payment date, the unpaid amount is added to the outstanding principal balance.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $6.6 million and $5.0 million of interest income for the notes receivable described above during the three months ended September 30, 2024 and 2023, respectively, and $19.4 million and $8.4 million of interest income for the notes receivable described above during the nine months ended September 30, 2024 and 2023, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2024 and 2023, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2024 and 2023 was $(0.2) million and less than $(0.1) million, respectively, and during the nine months ended September 30, 2024 and 2023, less than $0.1 million and less than $(0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2024 and December 31, 2023, UDR’s net deferred tax asset/(liability) was $(0.9) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

of Operations over the book life of the qualifying depreciable property. The ITCs are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2024. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2021 through 2023 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Lease Receivables

During the three and nine months ended September 30, 2024 and 2023, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of September 30, 2024, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $5.9 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.2 million, including its share from unconsolidated joint ventures, as of September 30, 2024.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2024, the Company owned and consolidated 169 communities in 13 states plus the District of Columbia totaling 55,699 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Land	$2,565,795	$2,549,716
Depreciable property — held and used:
Land improvements	265,420	255,706
Building, improvements, and furniture, fixtures and equipment	13,271,034	12,902,021
Real estate intangible assets	50,013	50,013
Under development:
Land and land improvements	—	16,576
Building, improvements, and furniture, fixtures and equipment	—	143,828
Real estate held for disposition:
Land and land improvements	—	13,734
Building, improvements, and furniture, fixtures and equipment	—	92,265
Real estate owned	16,152,262	16,023,859
Accumulated depreciation (a)	(6,739,674)	(6,267,830)
Real estate owned, net	$9,412,588	$9,756,029
(a)	Accumulated depreciation is inclusive of $20.2 million and $17.2 million of accumulated amortization related to real estate intangible assets as of September 30, 2024 and December 31, 2023, respectively.

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

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2024 and 2023, were $4.6 million and $2.6 million, respectively, and $13.2 million and $10.3 million, respectively, for the nine months ended September 30, 2024 and 2023. Total capitalized interest was $2.0 million and $2.6 million,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

respectively, for the three months ended September 30, 2024 and 2023, and $7.3 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2024 and 2023.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	2024	2024	2024	2023	2024	2023	2024	2023	2024	2023
Operating:
UDR/MetLife (a)	13	2,834	50.2%	50.2%	$208,882	$225,195	$(2,050)	$(1,455)	$(5,304)	$(3,930)
UDR/LaSalle	5	1,590	51.0%	51.0%	271,927	286,723	(1,311)	(1,647)	(6,982)	(1,689)
Total Joint Ventures	18	4,424			$480,809	$511,918	$(3,361)	$(3,102)	$(12,286)	$(5,619)

	Number of	Apartment						Income/(loss) from investments
	Communities	Homes	Weighted			Investment at		Three Months Ended		Nine Months Ended
Debt and Preferred Equity Program	September 30,	September 30,	Average	Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (b)	2024	2024	Rate	Maturity	Commitment (c)	2024	2023	2024	2023	2024	2023
Preferred equity investments:
Operating	27	6,436	9.6%	3.1	$364,209	$424,104	$387,771	$988	$9,266	$17,587	$26,814

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	N/A	$86,000	52,284	44,382	493	415	5,950	534
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments						476,388	432,153	1,481	9,681	23,537	27,348

Sold joint ventures and other investments						—	—	—	(1,071)	—	3,183

Total investment in and advances to unconsolidated joint ventures, net (a)						$957,197	$944,071	$(1,880)	$5,508	$11,251	$24,912
(a)	As of September 30, 2024 and December 31, 2023, the Company’s negative investment in one UDR/MetLife community of $9.0 million and $8.9 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Debt and Preferred Equity Program (previously referred to as the Developer Capital Program) is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. At September 30, 2024, our preferred equity investment portfolio consisted of 27 communities located in various markets, consisting of 6,436 operating apartment homes. In addition, the Company’s preferred equity investments include three investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the nine months ended September 30, 2024, the Company entered into four new preferred equity investments and no preferred equity investments were redeemed.

In July 2024, the Company received a $17.2 million partial paydown on one of its operating preferred equity investments. In conjunction with the paydown, the Company’s remaining $50.0 million preferred equity investment will earn a preferred return of 11.0% per annum.

In July 2024 and August 2024, the Company entered into four joint venture agreements with an unaffiliated joint

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

venture partner to operate four operating communities with a total of 818 apartment homes located in Portland, Oregon. The Company’s combined preferred equity investment of $35.0 million earns a preferred return of 10.75% per annum. The unaffiliated joint venture partner is the managing member of the joint ventures. The Company has concluded that it does not control the joint ventures and accounts for its investments under the equity method of accounting.

In September 2024, the Company made a $31.1 million secured mortgage loan to a joint venture, in which the Company also owns a preferred equity investment. The joint venture used the proceeds of the loan to repay its senior construction loan. The loan to the joint venture has an interest rate of SOFR plus 300 basis points and a maturity date in September 2027. (See Note 2, Significant Accounting Policies for further discussion.) In addition, the Company recorded an $8.1 million non-cash impairment loss on its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of September 30, 2024 and December 31, 2023, the Company had deferred fees of $7.2 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.1 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $6.0 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2024 and 2023, other than the one preferred equity investment discussed in footnote (b) above.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total real estate, net	$3,137,069	$3,158,057
Investments, at fair value	322,637	257,832
Cash and cash equivalents	62,106	61,670
Other assets	139,898	146,976
Total assets	$3,661,710	$3,624,535

Third party debt, net	$2,049,081	$2,012,816
Accounts payable and accrued liabilities	172,656	171,502
Total liabilities	2,221,737	2,184,318
Total equity	$1,439,973	$1,440,217

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$80,793	$70,375	$235,062	$194,752
Property operating expenses	38,264	32,268	108,992	86,779
Real estate depreciation and amortization	37,412	34,874	112,465	84,907
Operating income/(loss)	5,117	3,233	13,605	23,066
Interest expense	(29,415)	(18,138)	(79,523)	(65,202)
Net unrealized/realized gain/(loss) on held investments	3,530	13,580	36,279	17,106
Other income/(loss)	(24)	(1,234)	(3,372)	(236)
Net income/(loss)	$(20,792)	$(2,559)	$(33,011)	$(25,266)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the Operating lease right-of-use assets were $187.9 million and $190.6 million, respectively, and the Operating lease liabilities were $183.2 million and $185.8 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 41.5 years and 42.0 years at September 30, 2024 and December 31, 2023, respectively, and the weighted average discount rate was 5.0% at both September 30, 2024 and December 31, 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2024 are as follows (dollars in thousands):

Ground Leases
2024	$3,111
2025	12,442
2026	12,442
2027	12,442
2028	12,442
Thereafter	405,452
Total future minimum lease payments (undiscounted)	458,331
Difference between future undiscounted cash flows and discounted cash flows	(275,150)
Total operating lease liabilities (discounted)	$183,181

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense:
Contractual lease expense	$3,331	$3,293	$10,031	$9,877
Variable lease expense (a)	47	42	130	103
Total operating lease expense (b)(c)	$3,378	$3,335	$10,161	$9,980
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.7 million and $2.7 million, respectively. For the nine months ended September 30, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.6 million and $2.5 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.1 million of total operating lease expense during the nine months ended September 30, 2024 and 2023, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2024, our apartment home leases generally have initial terms of 12 months or less. As of September 30, 2024, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

Future minimum lease payments from our retail and commercial leases as of September 30, 2024 are as follows (dollars in thousands):

Retail and Commercial Leases
2024	$6,572
2025	25,795
2026	23,280
2027	19,640
2028	16,839
Thereafter	64,476
Total future minimum lease payments (a)	$156,602
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Principal Outstanding		As of September 30, 2024
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2024	2023	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,117,138	$1,213,751	3.49%	4.3	19
Deferred financing costs and other non-cash adjustments (b)	(3,405)	(3,009)
Total fixed rate secured debt, net	1,113,733	1,210,742	3.50%	4.3	19
Variable Rate Debt
Mortgage notes payable (c)	—	40,017	—%	—	—
Tax-exempt secured notes payable (d)	27,000	27,000	3.96%	7.5	1
Deferred financing costs	(41)	(46)
Total variable rate secured debt, net	26,959	66,971	3.99%	7.5	1
Total Secured Debt, net	1,140,692	1,277,713	3.51%	4.4	20
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (e) (o)	—	—	—%	3.9
Borrowings outstanding under unsecured commercial paper program due October 2024 (f) (o)	290,000	408,075	5.03%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2025 (g)	46,783	4,593	5.71%	0.3
Term Loan due January 2027 (e) (o)	175,000	—	6.18%	2.3
Fixed Rate Debt
Term Loan due January 2027 (e) (o)	175,000	350,000	1.45%	2.3
8.50% Debentures due September 2024	—	15,644	—%	—
2.95% Medium-Term Notes due September 2026 (h) (o)	300,000	300,000	2.89%	1.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $194 and $247, respectively) (i) (o)	299,806	299,753	4.03%	2.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $390 and $479, respectively) (o)	299,610	299,521	3.50%	3.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $3 and $3, respectively) (j) (o)	299,997	299,997	4.27%	4.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $7,264 and $8,294, respectively) (k) (o)	607,264	608,294	3.32%	5.3
3.00% Medium-Term Notes due August 2031 (net of premiums of $8,213 and $9,109, respectively) (l) (o)	608,213	609,109	3.01%	6.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $276 and $303, respectively) (o)	399,724	399,697	2.10%	7.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $1,019 and $1,110, respectively) (o)	348,981	348,890	1.90%	8.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $867 and $941, respectively) (o)	299,133	299,059	2.10%	8.7
5.125% Medium-Term Notes due September 2034 (net of discounts of $3,030 and $0, respectively) (m) (o)	296,970	—	4.95%	9.9
3.10% Medium-Term Notes due November 2034 (net of discounts of $890 and $956, respectively) (n) (o)	299,110	299,044	3.13%	10.1
Other	—	2
Deferred financing costs	(21,020)	(20,682)
Total Unsecured Debt, net	4,724,571	4,520,996	3.41%	5.6
Total Debt, net	$5,865,263	$5,798,709	3.43%	5.4

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2024, secured debt encumbered approximately 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2024, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2025 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

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

(b) During the three months ended September 30, 2024 and 2023, the Company had $0.2 million and $0.8 million, respectively, and during the nine months ended September 30, 2024 and 2023, the Company had $1.0 million and $3.0 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $0.4 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) During the nine months ended September 30, 2024, the Company prepaid a variable rate mortgage with an outstanding balance of $40.0 million and an interest rate of 8.31% at the time of the payoff.
(d) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2024, the variable interest rate on the mortgage note was 3.96%.
(e) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. In August 2024, the Company amended the Revolving Credit Facility to extend the maturity date to August 31, 2028, with two six-month extension options. The Revolving Credit Facility was previously set to mature on January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In August 2024, the Company amended the Term Loan to include a twelve-month extension option, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 85.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, as amended, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Term Loan may be reduced by up to two basis points contingent upon the Company receiving green building certifications. In addition, the Credit Agreement, as amended, allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

allow a change in the applicable margin for the Revolving Credit Facility of up to four basis points and a change in the applicable facility fee of up to one basis point.

In August 2021, the Company entered into two interest rate swaps totaling $175.0 million of notional value, which became effective in July 2022, to hedge against interest rate risk on a portion of the Term Loan debt until July 2025. $175.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 1.45% until July 2025.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,055
Maximum daily borrowings during the period ended	—	250,000
Weighted average interest rate during the period ended	—%	5.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $3.8 million and $2.3 million of letters of credit at September 30, 2024 and December 31, 2023, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	290,000	408,075
Weighted average daily borrowings during the period ended	416,215	384,068
Maximum daily borrowings during the period ended	645,000	505,000
Weighted average interest rate during the period ended	5.5%	5.4%
Interest rate at end of the period	5.0%	5.7%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	46,783	4,593
Weighted average daily borrowings during the period ended	14,810	15,829
Maximum daily borrowings during the period ended	62,077	57,107
Weighted average interest rate during the period ended	6.2%	5.9%
Interest rate at end of the period	5.7%	6.3%

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
(m) In August 2024, the Company issued $300.0 million of 5.125% senior medium-term notes due September 1, 2034. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The notes were priced at 98.977% of the principal amount of the notes. The Company used the net proceeds to pay down outstanding indebtedness under its commercial paper program. The Company entered into and settled treasury lock arrangements to hedge against all interest rate risk of the debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 4.95%.
(n) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(o) The Operating Partnership is the guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2024 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2024	$1,340	$—	$1,340	$290,000	$291,340
2025	178,323	—	178,323	46,783	225,106
2026	56,672	—	56,672	300,000	356,672
2027	6,939	—	6,939	650,000	656,939
2028	166,526	—	166,526	300,000	466,526
2029	315,811	—	315,811	300,000	615,811
2030	230,597	—	230,597	600,000	830,597
2031	160,930	—	160,930	600,000	760,930
2032	—	27,000	27,000	400,000	427,000
2033	—		—	650,000	650,000
Thereafter	—	—	—	600,000	600,000
Subtotal	1,117,138	27,000	1,144,138	4,736,783	5,880,921
Non-cash (a)	(3,405)	(41)	(3,446)	(12,212)	(15,658)
Total	$1,113,733	$26,959	$1,140,692	$4,724,571	$5,865,263
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.2 million and $1.0 million during the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $2.9 million during the nine months ended September 30, 2024 and 2023, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator for income/(loss) per share:
Net income/(loss)	$24,077	$35,419	$101,400	$438,527
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,574)	(2,554)	(6,736)	(27,137)
Net (income)/loss attributable to noncontrolling interests	94	(7)	(35)	(23)
Net income/(loss) attributable to UDR, Inc.	22,597	32,858	94,629	411,367
Distributions to preferred stockholders — Series E (Convertible)	(1,197)	(1,221)	(3,638)	(3,626)
Income/(loss) attributable to common stockholders - basic and diluted	$21,400	$31,637	$90,991	$407,741

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,788	329,130	329,488	329,207
Unvested restricted stock awards	(367)	(370)	(387)	(372)
Denominator for basic income/(loss) per share	329,421	328,760	329,101	328,835
Incremental shares issuable from assumed conversion of unvested LTIP Units, conversion of Series E preferred stock, performance units and unvested restricted stock	1,136	441	654	448
Denominator for diluted income/(loss) per share	330,557	329,201	329,755	329,283

Income/(loss) per weighted average common share:
Basic	$0.06	$0.10	$0.28	$1.24
Diluted	$0.06	$0.10	$0.28	$1.24

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2024 and 2023, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2024, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three and nine months ended September 30, 2024, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
OP/DownREIT Units	23,854	22,511	24,198	21,699
Convertible preferred stock	2,815	2,908	2,858	2,908
Unvested LTIP Units, performance units, and unvested restricted stock	1,136	441	654	448

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2023	$961,087
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	180,086
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(28,392)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	6,736
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(42,234)
Redeemable Long-Term and Short-Term Incentive Plan Units	21,700
Allocation of other comprehensive income/(loss)	4
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at September 30, 2024	$1,098,987

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $0.1 million and less than $(0.1) million during the three

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

months ended September 30, 2024 and 2023, respectively and less than $(0.1) million and less than $(0.1) million during the nine months ended September 30, 2024 and 2023, respectively.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2024 and December 31, 2023, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$280,006	$272,583	$—	$—	$272,583
Equity securities (c)	1,267	1,267	1,267	—	—
Derivatives - Interest rate contracts (d)	4,583	4,583	—	4,583	—
Total assets	$285,856	$278,433	$1,267	$4,583	$272,583

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,117,576	$1,067,422	$—	$—	$1,067,422
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	46,783	46,783	—	—	46,783
Commercial paper program	290,000	290,000	—	—	290,000
Unsecured notes	4,408,808	3,998,555	—	—	3,998,555
Total liabilities	$5,890,167	$5,429,760	$—	$—	$5,429,760

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,098,987	$1,098,987	$—	$1,098,987	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

			Fair Value at December 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$228,825	$222,755	$—	$—	$222,755
Equity securities (c)	7,210	7,210	7,210	—	—
Derivatives - Interest rate contracts (d)	10,103	10,103	—	10,103	—
Total assets	$246,138	$240,068	$7,210	$10,103	$222,755

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,228	$1,124,140	$—	$—	$1,124,140
Secured debt instruments - variable rate: (e)
Mortgage notes payable	40,017	40,017	—	—	40,017
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	4,593	4,593	—	—	4,593
Commercial paper program	408,075	408,075	—	—	408,075
Unsecured notes	4,129,010	3,611,697	—	—	3,611,697
Total liabilities	$5,823,923	$5,215,522	$—	$—	$5,215,522

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$961,087	$961,087	$—	$961,087	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on September 30, 2024 and December 31, 2023. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2024.

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

SEPTEMBER 30, 2024

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2025, the Company estimates that an additional $3.4 million will be reclassified as a decrease to Interest expense.

As of September 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	3	$194,880

During the nine months ended September 30, 2024, the Company entered into and settled three treasury lock arrangements to hedge all the interest rate risk associated with the $300.0 million senior medium-term notes issued in August 2024. This resulted in a deferred gain of $4.1 million which is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and will be reclassified into earnings over the life of the debt issued.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2024, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	$4,583	$10,103	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023	2024	2023
Three Months Ended September 30,
Interest rate products	$(1,768)	$1,314	$1,782	$2,110	$—	$—

Nine Months Ended September 30,
Interest rate products	$5,464	$5,336	$5,768	$5,332	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total amount of Interest expense presented on the Consolidated Statements of Operations	$50,214	$44,664	$146,087	$133,519

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2024	$4,583	$—	$4,583	$—	$—	$4,583

December 31, 2023	$10,103	$—	$10,103	$—	$—	$10,103
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $9.2 million and $7.1 million during the three months ended September 30, 2024 and 2023, respectively, and $25.9 million and $22.8 million during the nine months ended September 30, 2024 and 2023, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at September 30, 2024 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — redevelopment (b)	10	$59,985	$93,055
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	58,972	47,028
Total		$118,957	$140,083
(a)	Represents UDR’s investment as of September 30, 2024.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of September 30, 2024, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and a case with similar allegations that has been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of September 30, 2024, there is no liability recorded.

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

SEPTEMBER 30, 2024

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held as of September 30, 2024. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2024 and 2023.

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

SEPTEMBER 30, 2024

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2024 and 2023, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2024	2023	2024	2023
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$120,665	$118,801	$355,797	$346,970
Mid-Atlantic Region	78,211	76,581	232,276	225,504
Northeast Region	83,353	81,525	242,785	235,412
Southeast Region	56,177	57,096	169,892	169,668
Southwest Region	41,128	42,054	112,627	113,564
Non-Mature Communities/Other	23,772	18,838	88,803	81,424
Total segment and consolidated lease revenue	$403,306	$394,895	$1,202,180	$1,172,542

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,175	$3,052	$8,970	$8,670
Mid-Atlantic Region	3,633	3,379	10,107	8,689
Northeast Region	2,357	2,154	6,253	5,852
Southeast Region	2,951	2,571	8,080	7,030
Southwest Region	2,004	1,965	5,210	4,795
Non-Mature Communities/Other	662	344	2,285	2,186
Total segment and consolidated other revenue	$14,782	$13,465	$40,905	$37,222

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$123,840	$121,853	$364,767	$355,640
Mid-Atlantic Region	81,844	79,960	242,383	234,193
Northeast Region	85,710	83,679	249,038	241,264
Southeast Region	59,128	59,667	177,972	176,698
Southwest Region	43,132	44,019	117,837	118,359
Non-Mature Communities/Other	24,434	19,182	91,088	83,610
Total segment and consolidated rental income	$418,088	$408,360	$1,243,085	$1,209,764

Reportable apartment home segment NOI
Same-Store Communities
West Region	$91,209	$90,011	$270,378	$265,550
Mid-Atlantic Region	55,823	54,591	165,750	161,143
Northeast Region	55,382	54,445	161,762	159,341
Southeast Region	40,328	40,727	121,416	121,071
Southwest Region	27,524	28,397	74,282	75,877
Non-Mature Communities/Other	14,156	10,485	54,231	47,898
Total segment and consolidated NOI	284,422	278,656	847,819	830,880
Reconciling items:
Joint venture management and other fees	2,072	1,772	6,029	4,464
Property management	(13,588)	(13,271)	(40,400)	(39,317)
Other operating expenses	(6,382)	(4,611)	(20,803)	(11,902)
Real estate depreciation and amortization	(170,276)	(167,551)	(510,622)	(505,776)
General and administrative	(20,890)	(15,159)	(58,836)	(49,091)
Casualty-related (charges)/recoveries, net	(1,473)	1,928	(8,749)	(3,362)
Other depreciation and amortization	(4,029)	(3,692)	(13,024)	(11,022)
Gain/(loss) on sale of real estate owned	—	—	16,867	325,885
Income/(loss) from unconsolidated entities	(1,880)	5,508	11,251	24,912
Interest expense	(50,214)	(44,664)	(146,087)	(133,519)
Interest income and other income/(expense), net	6,159	(3,069)	18,522	8,388
Tax (provision)/benefit, net	156	(428)	(567)	(2,013)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,574)	(2,554)	(6,736)	(27,137)
Net (income)/loss attributable to noncontrolling interests	94	(7)	(35)	(23)
Net income/(loss) attributable to UDR, Inc.	$22,597	$32,858	$94,629	$411,367
(a)	Same-Store Community population consisted of 52,837 apartment homes.
(b)	Same-Store Community population consisted of 51,804 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2024

The following table details the assets of UDR’s reportable segments as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,	December 31,
	2024	2023
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,499,276	$4,452,491
Mid-Atlantic Region	3,242,224	3,205,036
Northeast Region	3,993,659	3,957,210
Southeast Region	1,625,799	1,589,605
Southwest Region	1,521,730	1,506,052
Non-Mature Communities/Other	1,269,574	1,313,465
Total segment assets	16,152,262	16,023,859
Accumulated depreciation	(6,739,674)	(6,267,830)
Total segment assets — net book value	9,412,588	9,756,029
Reconciling items:
Cash and cash equivalents	2,285	2,922
Restricted cash	33,267	31,944
Notes receivable, net	280,006	228,825
Investment in and advances to unconsolidated joint ventures, net	966,227	952,934
Operating lease right-of-use assets	187,918	190,619
Other assets	197,473	209,969
Total consolidated assets	$11,079,764	$11,373,242
(a)	Same-Store Community population consisted of 52,837 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At September 30, 2024, our consolidated real estate portfolio included 169 communities in 13 states plus the District of Columbia totaling 55,699 apartment homes. In addition, we have an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2024, was 52,837 and 51,804, respectively.

The following table summarizes our same-store market information by major geographic markets as of and for the three and nine months ended September 30, 2024, as applicable:

	September 30, 2024				Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
			Percentage	Total	Weighted	Monthly	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.6%	$1,383,261	96.4%	$3,122	96.7%	$3,087
San Francisco, CA	12	2,917	6.3%	1,024,389	96.5%	3,547	97.0%	3,538
Seattle, WA	14	2,702	6.9%	1,116,488	96.3%	2,920	97.0%	2,865
Monterey Peninsula, CA	7	1,567	1.2%	201,811	95.9%	2,434	95.8%	2,398
Los Angeles, CA	4	1,225	3.0%	488,930	95.9%	3,259	96.3%	3,204
Other Southern California	3	821	1.4%	226,948	96.5%	2,949	96.6%	2,937
Portland, OR	2	476	0.4%	57,449	96.7%	2,002	97.0%	1,985
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.5%	2,498,103	96.7%	2,420	97.2%	2,373
Baltimore, MD	7	2,222	3.5%	572,326	95.2%	1,971	95.9%	1,941
Richmond, VA	4	1,359	1.1%	171,795	96.7%	1,884	96.8%	1,867
Northeast Region
Boston, MA	12	4,667	12.2%	1,963,517	96.2%	3,263	96.7%	3,207
New York, NY	6	2,318	9.8%	1,588,983	97.2%	4,893	97.7%	4,767
Philadelphia, PA	4	1,172	2.7%	441,159	96.5%	2,560	96.8%	2,557
Southeast Region
Tampa, FL	11	3,877	4.3%	689,482	95.8%	2,153	96.4%	2,144
Orlando, FL	11	3,493	3.5%	571,949	95.9%	1,914	96.5%	1,920
Nashville, TN	8	2,261	1.7%	267,860	96.0%	1,758	96.4%	1,754
Other Florida	1	636	0.6%	96,508	96.9%	2,409	97.3%	2,370
Southwest Region
Dallas, TX	15	6,218	6.6%	1,073,188	96.2%	1,772	96.5%	1,777
Austin, TX	4	1,272	1.2%	197,088	96.8%	1,938	96.9%	1,918
Denver, CO	2	510	1.6%	251,454	96.3%	2,829	97.1%	3,600
Total/Average Same-Store Communities	158	52,837	92.1%	14,882,688	96.3%	$2,579	96.7%	$2,554
Non-Mature, Commercial Properties & Other	11	2,862	7.9%	1,269,574
Total Real Estate Owned	169	55,699	100.0%	16,152,262
Total Accumulated Depreciation				(6,739,674)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,412,588
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held as of September 30, 2024. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2024, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

In August 2024, the Company issued $300.0 million of 5.125% senior medium-term notes due September 1, 2034. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The notes were priced at 98.977% of the principal amount of the notes. The Company used the net proceeds to pay down outstanding indebtedness under its commercial paper program. The Company entered into and settled treasury lock arrangements to hedge against all interest rate risk of the debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 4.95%.

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

During the remainder of 2024, we have approximately $1.3 million of secured debt maturing, inclusive of principal amortization, and $290.0 million of unsecured debt maturing. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The Operating Partnership is the subsidiary guarantor of certain of our registered debt securities, including the $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $600 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033, $300 million of medium-term notes due in June 2033, $300 million of medium-term notes due September 2034 and $300 million of medium-term notes due November 2034.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2024	2023
Total real estate, net	$2,576,057	$2,629,267
Cash and cash equivalents	—	5
Operating lease right-of-use assets	188,849	191,673
Other assets	54,004	75,464
Total assets	$2,818,910	$2,896,409

Secured debt, net	$377,946	$377,262
Notes payable to UDR (a)	1,385,081	1,298,903
Operating lease liabilities	184,162	186,939
Other liabilities	149,442	133,595
Total liabilities	2,096,631	1,996,699
Total capital	$722,279	$899,710

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenue	$150,762	$143,726	$448,452	$413,766
Property operating expenses	(69,304)	(61,954)	(202,800)	(179,123)
Real estate depreciation and amortization	(47,262)	(42,034)	(142,014)	(119,414)
Operating income/(loss)	34,196	39,738	103,638	115,229
Interest expense (a)	(17,771)	(14,483)	(52,050)	(39,236)
Other income/(loss)	1,805	2,055	4,141	4,470
Net income/(loss)	$18,230	$27,310	$55,729	$80,463
(a)	All $1.4 billion and $1.3 billion notes payable to UDR as of September 30, 2024 and December 31, 2023, respectively, and $13.7 million and $12.1 million of interest expense on notes payable to UDR for the three months ended September 30, 2024 and 2023, respectively, and $39.9 million and $34.7 million of interest expense on notes payable to UDR for the nine months ended September 30, 2024 and 2023, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023.

Operating Activities

For the nine months ended September 30, 2024, our Net cash provided by/(used in) operating activities was $636.3 million, compared to $613.6 million for the comparable period in 2023. The increase in cash flow from operating activities was primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy, NOI from additional operating communities, and an increase in operating distributions from our unconsolidated joint ventures, partially offset by higher borrowing costs.

Investing Activities

For the nine months ended September 30, 2024, Net cash provided by/(used in) investing activities was $(227.6) million, compared to $(216.2) million for the comparable period in 2023. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sales of real estate during the current period compared to the prior year period, and an increase in investments in unconsolidated joint ventures and partnerships, partially offset by a decrease in spend for development of real estate assets, a decrease in capital expenditures, a decrease in acquisitions, and a decrease from the net issuance of notes receivable during the current period compared to the prior year period.

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

For the nine months ended September 30, 2024, total capital expenditures of $191.3 million, or $3,458 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $228.6 million, or $4,203 per stabilized home, for the comparable period in 2023.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 48.9%, or $51.7 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	an increase of 22.4%, or $12.8 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures; and
●	an increase of 3.0%, or $1.9 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2024 and 2023 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Turnover capital expenditures	$14,550	$13,186	10.3%	$263	$242	8.7%
Asset preservation expenditures	55,493	44,020	26.1%	1,003	809	24.0%
Total recurring capital expenditures	70,043	57,206	22.4%	1,266	1,052	20.3%
NOI enhancing improvements (a)	63,933	62,071	3.0%	1,156	1,141	1.3%
Major renovations (b)	54,087	105,814	(48.9)%	978	1,945	(49.7)%
Operations platform	3,227	3,534	(8.7)%	58	65	(10.8)%
Total capital expenditures (c)	$191,290	$228,625	(16.3)%	$3,458	$4,203	(17.7)%
Repair and maintenance expense	$76,943	$72,039	6.8%	$1,391	$1,324	5.1%
Average home count (d)	55,306	54,394	1.7%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2024, the Company was not developing any communities although the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At September 30, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2024:

●	we made investments totaling $45.4 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $11.3 million, which included an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments due to a decrease in the value of the operating community that is deemed to be other-than-temporary; and
●	we received distributions of $43.5 million, of which $29.8 million were operating cash flows and $13.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2024 and 2023, other than the one preferred equity investment discussed above.

Financing Activities

For the nine months ended September 30, 2024, our Net cash provided by/(used in) financing activities was $(408.0) million, compared to $(395.1) million for the comparable period of 2023.

The following significant financing activities occurred during the nine months ended September 30, 2024:

●	issued $300.0 million of 5.125% senior unsecured medium-term notes due September 2034, for net proceeds of $296.9 million;
●	repaid $136.6 million of secured debt;
●	repaid $15.6 million of unsecured debt;
●	repaid $118.1 million, net on our unsecured commercial paper program;
●	received net proceeds of $42.2 million on our revolving bank debt;
●	paid $31.4 million of distributions to redeemable noncontrolling interests; and
●	paid $418.3 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. In August 2024, the Company amended the Revolving Credit Facility to extend the maturity date to August 31, 2028, with two six-month extension options. The Revolving Credit Facility was previously set to mature on January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In August 2024, the Company amended the Term Loan to include a twelve-month extension option, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 85.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, as amended, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Term Loan may be reduced by up to two basis points contingent upon the Company receiving green building certifications. In addition, the Credit Agreement, as amended, allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may allow a change in the applicable margin for the Revolving Credit Facility of up to four basis points and a change in the applicable facility fee of up to one basis point.

As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $3.8 million of letters of credit at September 30, 2024), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2024, we had $46.8 million of outstanding borrowings under the Working Capital Credit Facility, leaving $28.2 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2024.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2024, we had issued $290.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 5.03%, leaving $410.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $538.8 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2024. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2024 would increase by $4.7 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by/(used in) operating activities	$636,312	$613,593
Net cash provided by/(used in) investing activities	(227,593)	(216,225)
Net cash provided by/(used in) financing activities	(408,033)	(395,107)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $21.4 million ($0.06 per diluted share) for the three months ended September 30, 2024, as compared to $31.6 million ($0.10 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a decrease in income/(loss) from unconsolidated entities of $7.4 million primarily due to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the three months ended September 30, 2024 partially offset by joint ventures with losses during the same period in 2023 that have been sold;
●	an increase in interest expense of $5.6 million primarily due to higher overall debt balances during the three months ended September 30, 2024, as compared the same period in 2023;

●	an increase in general and administrative expenses of $5.7 million primarily attributable to the retirement of an officer, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel during the three months ended September 30, 2024, as compared to the same period in 2023; and
●	an increase in casualty-related charges/(recoveries), net of $3.4 million primarily attributable to an increase in claims due to severe weather events during the three months ended September 30, 2024 as compared to insurance recoveries from events during the same period in 2023.

This was partially offset by:

●	an increase in interest income and other income/(expense), net of $9.2 million primarily due to $(0.5) million of unrealized losses from our direct investment in SmartRent during the three months ended September 30, 2024, as compared to $(8.3) million of unrealized losses during the three months ended September 30, 2023, and a $1.6 million increase in interest income from our notes receivables due to higher outstanding balances during the three months ended September 30, 2024, as compared the same period in 2023; and
●	an increase in total property net operating income (“NOI”) of $5.8 million primarily due to higher revenue per occupied home and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023 and 2024.

Net income/(loss) attributable to common stockholders was $91.0 million ($0.28 per diluted share) for the nine months ended September 30, 2024, as compared to $407.7 million ($1.24 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gain on the sale of real estate of $16.9 million from the sale of an operating community located in Arlington, Virginia during the nine months ended September 30, 2024, as compared to gains of $325.9 million recognized from the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023;
●	a decrease in income/(loss) from unconsolidated entities of $13.7 million primarily due to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments and a decrease in income from our joint ventures and preferred equity investments during the nine months ended September 30, 2024 as compared to the same period in 2023;
●	an increase in interest expense of $12.6 million primarily due to higher overall debt balances during the nine months ended September 30, 2024, as compared the same period in 2023;
●	an increase in general and administrative expenses of $9.7 million primarily attributable to the retirement of an officer, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel during the nine months ended September 30, 2024, as compared to the same period in 2023;
●	an increase in other operating expenses of $8.9 million primarily attributed to an increase in legal-related expenses and political contributions during the nine months ended September 30, 2024, as compared to the same period in 2023; and
●	an increase in casualty-related charges/(recoveries), net of $5.4 million primarily attributable to an increase in claims due to severe weather events during the nine months ended September 30, 2024 as compared to claims due to severe weather events partially offset by insurance recoveries during the same period in 2023.

This was partially offset by:

●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $20.4 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the nine months ended

September 30, 2023, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024;
●	an increase in total property NOI of $16.9 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023 and 2024; and
●	an increase in interest income and other income/(expense), net of $10.1 million primarily due to $(1.3) million of unrealized losses from our direct investment in SmartRent during the nine months ended September 30, 2024, as compared to $(0.3) million of unrealized losses during the nine months ended September 30, 2023, and a $11.0 million increase in interest income from our notes receivables due to higher outstanding balances during the nine months ended September 30, 2024, as compared the same period in 2023.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2024	2023	% Change	2024	2023	% Change
Same-Store Communities:
Same-Store rental income	$393,654	$389,178	1.2%	$1,151,997	$1,126,154	2.3%
Same-Store operating expense (c)	(123,388)	(121,007)	2.0%	(358,409)	(343,172)	4.4%
Same-Store NOI	270,266	268,171	0.8%	793,588	782,982	1.4%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	9,127	4,080	123.7%	38,117	15,545	145.2%
Development communities NOI	775	(82)	NM *	398	(86)	NM *
Non-residential/other NOI (e)	4,254	3,791	12.2%	15,064	10,975	37.3%
Sold and held for disposition communities NOI	—	2,696	(100.0)%	652	21,464	(97.0)%
Total Non-Mature Communities/Other NOI	14,156	10,485	35.0%	54,231	47,898	13.2%
Total property NOI	$284,422	$278,656	2.1%	$847,819	$830,880	2.0%

* Not meaningful

(a)	Same-Store consists of 52,837 apartment homes.
(b)	Same-Store consists of 51,804 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.

(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income/(loss) attributable to UDR, Inc.	$22,597	$32,858	$94,629	$411,367
Joint venture management and other fees	(2,072)	(1,772)	(6,029)	(4,464)
Property management	13,588	13,271	40,400	39,317
Other operating expenses	6,382	4,611	20,803	11,902
Real estate depreciation and amortization	170,276	167,551	510,622	505,776
General and administrative	20,890	15,159	58,836	49,091
Casualty-related charges/(recoveries), net	1,473	(1,928)	8,749	3,362
Other depreciation and amortization	4,029	3,692	13,024	11,022
(Gain)/loss on sale of real estate owned	—	—	(16,867)	(325,885)
(Income)/loss from unconsolidated entities	1,880	(5,508)	(11,251)	(24,912)
Interest expense	50,214	44,664	146,087	133,519
Interest income and other (income)/expense, net	(6,159)	3,069	(18,522)	(8,388)
Tax provision/(benefit), net	(156)	428	567	2,013
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,574	2,554	6,736	27,137
Net income/(loss) attributable to noncontrolling interests	(94)	7	35	23
Total property NOI	$284,422	$278,656	$847,819	$830,880

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2023 (for quarter-to-date comparison) and January 1, 2023 (for year-to-date comparison) and held on September 30, 2024 consisted of 52,837 and 51,804 apartment homes, respectively, and provided 95.0% and 93.6% of our total NOI for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

NOI for our Same-Store Community properties increased 0.8%, or $2.1 million, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 1.2%, or $4.5 million, increase in property rental income, partially offset by a 2.0%, or $2.4 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.4%, or $4.9 million, increase in rental rates and a 4.6%, or $2.0 million, increase in reimbursement and ancillary and fee income, partially offset by an 11.5%, or $1.3 million, increase in vacancy loss. Weighted average physical occupancy decreased by 0.4% to 96.3% and total monthly income per occupied home increased by 1.5% to $2,579.

The increase in operating expenses was primarily driven by a 4.7%, or $1.2 million, increase in repair and maintenance expense due to an increase in the cost per home of those homes that were turned during the three months ended September 30, 2024 as compared to the same period in 2023, the impact of inflation on third party vendor costs and weather-related events, a 10.4%, or $0.9 million, increase in administration and marketing, and a 4.8%, or $0.8 million, increase in personnel costs.

The operating margin (property net operating income divided by property rental income) was 68.7% and 68.9% for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

NOI for our Same-Store Community properties increased 1.4%, or $10.6 million, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 2.3%, or $25.8 million, increase in property rental income, partially offset by a 4.4%, or $15.2 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.6%, or $17.2 million, increase in rental rates, and a 7.7%, or $9.5 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy increased by 0.1% to 96.7% and total monthly income per occupied home increased by 2.1% to $2,554.

The increase in operating expenses was primarily driven by a 12.9%, or $5.9 million, increase in personnel costs primarily due to a refundable payroll tax credit related to the Employee Retention Credit program in 2023, a 4.9%, or $3.4 million, increase in repair and maintenance expense due to an increase in the cost per home of those that were turned during the year, the impact of inflation on third party vendor costs and weather-related events, a 2.2%, or $3.1 million, increase in real estate taxes due to higher assessed valuations and a 11.5%, or $2.6 million, increase in administration and marketing.

The operating margin (property net operating income divided by property rental income) was 68.9% and 69.5% for the nine months ended September 30, 2024 and 2023, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

The remaining 5.0%, or $14.2 million, of our total NOI during the three months ended September 30, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 35.0%, or $3.7 million, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily attributable to an $5.0 million increase in stabilized, non-mature communities NOI due to development communities completed and communities acquired in 2023 becoming stabilized, partially offset by a $2.7 million decrease in sold and held for disposition communities NOI due to the sale of an operating community during the nine months ended September 30, 2024 and the partial sale of four operating communities in 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

The remaining 6.4%, or $54.2 million, of our total NOI during the nine months ended September 30, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 13.2%, or $6.3 million, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily attributable to a $22.6 million increase in stabilized, non-mature communities NOI due to development communities completed and communities acquired in 2023 becoming stabilized and a $4.1 million increase in non-residential/other NOI primarily due to higher retail tenant rents partially offset by a $20.8 million decrease in sold and held for disposition communities NOI due to the sale of an operating community during the nine months ended September 30, 2024 and the partial sale of four operating communities in 2023.

Gain/(loss) on sale of real estate owned

For the nine months ended September 30, 2024, the Company recognized gain/(loss) on sale of real estate owned of $16.9 million as compared to $325.9 million on sale of real estate owned for the nine months ended September 30, 2023. The decrease in 2024 as compared to 2023 was attributable to the sale of an operating community located in Arlington, Virginia during the nine months ended September 30, 2024, as compared to the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023.

Interest income and other income/(expense), net

For the three months ended September 30, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $6.2 million and $(3.1) million, respectively. The increase in 2024 as compared to 2023 was primarily due to $(0.5) million of unrealized losses from our direct investment in SmartRent during the three months ended September 30, 2024, as compared to $(8.3) million of unrealized losses during the three months ended September 30, 2023, and a $1.6 million increase in interest income from our notes receivables due to higher outstanding balances during the three months ended September 30, 2024, as compared the same period in 2023.

For the nine months ended September 30, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $18.5 million and $8.4 million, respectively. The increase in 2024 as compared to 2023 was primarily due to an increase of $11.0 million in interest income from our notes receivables due to higher outstanding balances during the nine months end September 30, 2024, as compared to the same period in 2023, partially offset by $(1.3) million of unrealized losses from our direct investment in SmartRent during the nine months ended September 30, 2024, as compared to $(0.3) million of unrealized losses during the nine months ended September 30, 2023.

Interest expense

For the three months ended September 30, 2024 and 2023, the Company recognized interest expense of $50.2 million and $44.7 million, respectively. The increase in 2024 as compared to 2023 was primarily due to higher overall debt balances for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $146.1 million and $133.5 million, respectively. The increase in 2024 as compared to 2023 was primarily due to higher overall debt balances for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other operating expenses

For the three months ended September 30, 2024 and 2023, the Company recognized other operating expenses of $6.4 million and $4.6 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to an increase in legal-related expenses and political contributions during the three months ended September 30, 2024, as compared to the same period of 2023.

For the nine months ended September 30, 2024 and 2023, the Company recognized other operating expenses of $20.8 million and $11.9 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to an increase in legal-related expenses and political contributions during the nine months ended September 30, 2024, as compared to the same period of 2023.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2024 and 2023, the Company recognized income/(loss) from unconsolidated entities of $(1.9) million and $5.5 million, respectively. The decrease in 2024 as compared to 2023 was primarily due to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the three months ended September 30, 2024 partially offset by joint ventures with losses during the same period in 2023 that have been sold.

For the nine months ended September 30, 2024 and 2023, the Company recognized income/(loss) from unconsolidated entities of $11.3 million and $24.9 million, respectively. The decrease in 2024 as compared to 2023 was primarily due to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments and a decrease in income from our joint ventures and preferred equity investments during the nine months ended September 30, 2024 as compared to the same period in 2023.

Casualty-related charges/(recoveries), net

For the three months ended September 30, 2024 and 2023, the Company recognized casualty-related charges/(recoveries), net of $1.5 million and $(1.9) million, respectively. The increase in 2024 as compared to 2023 was primarily attributable to an increase in claims due to severe weather events during the three months ended September 30, 2024 as compared to insurance recoveries from events during the same period in 2023.

For the nine months ended September 30, 2024 and 2023, the Company recognized casualty-related charges/(recoveries), net of $8.7 million and $3.4 million, respectively. The increase in 2024 as compared to 2023 was primarily attributable to an increase in claims due to severe weather events during the nine months ended September 30, 2024 as compared to claims due to severe weather events partially offset by insurance recoveries during the same period in 2023.

General and administrative

For the three months ended September 30, 2024 and 2023, the Company recognized general and administrative expenses of $20.9 million and $15.2 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to the retirement of an officer, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel during the three months ended September 30, 2024, as compared to the same period in 2023.

For the nine months ended September 30, 2024 and 2023, the Company recognized general and administrative expenses of $58.8 million and $49.1 million, respectively. The increase in 2024 as compared to 2023 was primarily attributed to the retirement of an officer, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel during the nine months ended September 30, 2024, as compared to the same period in 2023.

Noncontrolling Interest

For the nine months ended September 30, 2024 and 2023, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $6.7 million and $27.1 million, respectively. The decrease in 2024 as compared to 2023 was primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets during the nine months ended September 30, 2023, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and nine months ended September 30, 2024.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income/(loss) attributable to common stockholders	$21,400	$31,637	$90,991	$407,741
Real estate depreciation and amortization	170,276	167,551	510,622	505,776
Noncontrolling interests	1,480	2,561	6,771	27,160
Real estate depreciation and amortization on unconsolidated joint ventures	12,546	13,149	40,928	29,329
Impairment loss from unconsolidated joint ventures	8,083	—	8,083	—
Net gain on the sale of depreciable real estate owned, net of tax	—	—	(16,867)	(324,770)
FFO attributable to common stockholders and unitholders, basic	$213,785	$214,898	$640,528	$645,236
Distributions to preferred stockholders — Series E (Convertible)	1,197	1,221	3,638	3,626
FFO attributable to common stockholders and unitholders, diluted	$214,982	$216,119	$644,166	$648,862
Income/(loss) per weighted average common share, diluted	$0.06	$0.10	$0.28	$1.24
FFO per weighted average common share and unit, basic	$0.61	$0.61	$1.81	$1.84
FFO per weighted average common share and unit, diluted	$0.60	$0.61	$1.81	$1.83
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,275	351,271	353,299	350,534
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	357,226	354,620	356,811	353,890

Impact of adjustments to FFO:
Variable upside participation on preferred equity investment, net	$—	$—	$—	$(204)
Legal and other costs	1,551	364	6,995	(894)
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	3	7,931	(4,613)	(179)
Severance costs	3,018	—	4,550	—
Casualty-related charges/(recoveries), net	1,473	(1,928)	8,749	3,362
Total impact of adjustments to FFO	$6,045	$6,367	$15,681	$2,085
FFOA attributable to common stockholders and unitholders, diluted	$221,027	$222,486	$659,847	$650,947

FFOA per weighted average common share and unit, diluted	$0.62	$0.63	$1.85	$1.84

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(29,898)	(27,139)	(73,496)	(60,784)
AFFO attributable to common stockholders and unitholders, diluted	$191,129	$195,347	$586,351	$590,163

AFFO per weighted average common share and unit, diluted	$0.54	$0.55	$1.64	$1.67

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,275	351,271	353,299	350,534
Weighted average number of OP/DownREIT Units outstanding	(23,854)	(22,511)	(24,198)	(21,699)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	329,421	328,760	329,101	328,835

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	357,226	354,620	356,811	353,890
Weighted average number of OP/DownREIT Units outstanding	(23,854)	(22,511)	(24,198)	(21,699)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,815)	(2,908)	(2,858)	(2,908)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	330,557	329,201	329,755	329,283

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2024, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2024, approximately 73.1% of our total NOI was generated from communities located in Metropolitan D.C. (14.9%), Boston, MA (11.4%), Orange County, CA (11.1%), the San Francisco Bay Area, CA (8.4%), Dallas, TX (8.2%), New York, NY (7.6%), Seattle, WA (6.1%) and Tampa, FL (5.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (small and/or local businesses) may subject us to certain risks. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. We may require guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may, and spaces have in the past, take longer than expected to relet, may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms, or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants may experience financial distress or bankruptcy, or may fail to comply with their contractual obligations, and may seek concessions in order to continue operations or cease their operations, all of which have happened in the past and may occur again in the future, which could adversely impact our results of operations and financial condition.

We Face Risks Related to Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy has during certain periods over the last few years experienced high rates of inflation, which has increased our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may, absent other factors, enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions, among other factors, may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser or to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Debt and Preferred Equity Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

●	a significant portion of the proceeds from some property sales may be held by intermediaries in order for such sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and
●	federal tax laws limit our ability to profit on the sale of communities or interests in communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable or that we may otherwise desire to sell.

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

State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes or fees, or may enact new taxes or fees, in order to increase revenue in connection with an epidemic, pandemic or other health crisis, which has in the past increased, and may in the future increase, our expenses. Our development and construction projects, including those in our Debt and Preferred Equity Program, also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis. An epidemic, pandemic or other health crisis, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Debt and Preferred Equity Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2024, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $966.2 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies, including laws or court orders, that could limit our ability to raise rents or charge certain fees which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019, in October of 2019, the State of California enacted the Tenant Protection Act of 2019, and in September 2024, the City of Salinas passed a rent stabilization ordinance. In some cases the increases in rents allowed by such regulations may not offset increases in expenses, whether such increases in expenses are due to inflation or otherwise. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties. In addition, the increases in regulations applicable to our business in general may increase our costs of compliance and could have an adverse effect on our financial performance.

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

Mezzanine Loan or Other Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property, which may be under development, or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property, which may be under development, or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property, which may be under development, or loans that are not secured. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. Unsecured loans involve higher risk by virtue of being unsecured. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine or other loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Further, foreclosing on our security interest may be delayed or otherwise impacted by the existence of the senior loan, the senior lender’s decision regarding whether to enforce its remedies, or the timing of the senior lender’s foreclosure or enforcement of other remedies with respect to such loan. If there is a default on the senior debt or an inability to refinance the senior debt, we may contribute additional capital or take other actions that we would not otherwise pursue absent such default or failure. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or to recognize an allowance for loan loss or a loss on consolidation.

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

A Failure to Keep Pace with Developments in Technology Could Impair our Operations or Competitive Position. Our business continues and will continue to demand the use of sophisticated systems, software and technology, including artificial intelligence. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements, our residents’ demands and expectations, and regulatory requirements. For example in 2024 the State of Colorado enacted the Colorado Artificial Intelligence Act that will go into effect in February 2026. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so, our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operations.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2024, we had approximately $538.8 million of variable rate indebtedness outstanding, which constitutes approximately 9.2% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

During the three months ended September 30, 2024, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended September 30, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
July 1, 2024 through July 31, 2024	—	—	—	12,027
August 1, 2024 through August 31, 2024	—	—	—	12,027
September 1, 2024 through September 30, 2024	—	—	—	12,027
Balance as of September 30, 2024	2,973	$37.90	2,973	12,027
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2024, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2024:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2024 through July 31, 2024	—	$—	N/A	N/A
August 1, 2024 through August 31, 2024	—	—	N/A	N/A
September 1, 2024 through September 30, 2024	—	—	N/A	N/A
Total	—	$—
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	UDR, Inc. 5.125% Medium-Term Note, Series A due September 1, 2034, issued August 15, 2024.

10.1

Second Amendment to Second Amended and Restated Credit Agreement dated as of August 14, 2024 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated August 14, 2024 and filed with the SEC on August 19, 2024).

22.1	List of Guarantor Subsidiaries of UDR, Inc.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 31, 2024	/s/ Joseph D. Fisher
Joseph D. Fisher
President and Chief Financial Officer (Principal Financial Officer)