Form 10-K
period 2024-12-31
UDR, Inc.
filed 2025-02-18
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2024 was approximately $5.9 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 14, 2025, there were 331,133,359 shares of UDR, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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

● potential damage from natural disasters, including hurricanes, fires, floods, ice storms and other weather-related events, which could result in substantial costs to us;

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

●	Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.
●	The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions.
●	We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases.
●	We Face Risks Related to Inflation/Deflation.
●	Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.
●	We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.
●	Competition Could Adversely Affect Our Ability to Acquire Properties.
●	Development and Construction Risks Could Impact Our Profitability.
●	An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
●	Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance.

●	We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance.
●	The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values.
●	Risks of Litigation.
●	A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation.
●	Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock.
●	Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.
●	Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders.
●	Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets.
●	Disruptions in Financial Markets May Adversely Impact the Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Common Stock.
●	We Would Incur Adverse Tax Consequences if We Failed to Qualify as a REIT.
●	Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock.
●	We May Change the Dividend Policy for Our Common Stock in the Future.
●	Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company Restrict the Transferability of Our Stock and May Prevent Takeovers That are Beneficial to Our Stockholders.

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities in targeted markets located in the United States. At December 31, 2024, our consolidated real estate portfolio consisted of 169 communities located in 21 markets, consisting of 55,696 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2024, the Company was not developing any communities, although the Company was incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements. During the year ended December 31, 2024, the Company completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2024, we declared total distributions of $1.70 per common share and paid dividends of $1.695 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2024	2024
First Quarter	$0.4250	$0.4200
Second Quarter	0.4250	0.4250
Third Quarter	0.4250	0.4250
Fourth Quarter	0.4250	0.4250
Total	$1.7000	$1.6950

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

As of December 31, 2024, there were 189.8 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million OP Units (including 0.1 million of general partnership units), or 93.0%, were owned by UDR and 13.2 million OP Units, or 7.0%, were owned by outside limited partners. As of December 31, 2024, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.0 million, or 71.0%, were owned by UDR and its subsidiaries and 9.4 million, or 29.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

Human Capital Management

We strive to attract and retain high-performing talent. As of December 31, 2024, our Company had 1,419 full-time associates and 13 part-time associates, all of whom are dedicated to the success of our organization. Within this workforce, 1,007 associates are focused on roles directly associated with our communities, while the remaining associates contribute to various corporate functions. Our commitment extends to the entire employee lifecycle, encompassing recruitment, onboarding, development, engagement, and retention. Our overarching objective is to enhance the associate experience, foster diversity, and maintain a motivated and committed workforce that fuels our growth and talent retention. This dedication to our UDR culture, values, and behaviors directly influences improved engagement, productivity, and the overall success of our organization.

We strive to create a culture focused on a philosophy of collaboration, trust, and innovation where every individual feels welcomed, valued, proud, and empowered to do their best work. By prioritizing and enhancing the associate experience, we aim to enhance engagement levels, leading to increased customer satisfaction, higher employee retention, and superior results. We report to our Board of Directors at least annually with respect to our human capital initiatives, including evaluations and analyses.

Associate Compensation

Attracting, nurturing, and retaining top-tier, diverse talent across our organization is essential to our long-term success. An integral part of this process is our commitment to fair and attractive compensation practices. We continue to utilize general market, as well as industry and geographically specific public compensation data to make informed decisions and adjust our salary ranges accordingly, so we can remain competitive and attract and retain top talent. We seek to stay up to date with the latest trends in the job market in order to provide fair and competitive compensation packages for our associates. Our compensation programs are designed to include performance-driven bonuses. These metrics are presented annually to our executive leadership and our Board of Directors for oversight purposes.

Associate Growth and Development

We firmly believe that ongoing development is essential for associate job satisfaction, effectiveness, career progression, and retention. New associates participate in a comprehensive two-day onboarding process that covers our culture, values, mission, and administrative procedures. In 2024, we piloted a new onboarding roadmap to support onboarding new operations associates and decrease time to productivity. In addition, we offer a wide range of training opportunities tailored to individual needs.

Throughout 2024, the talent development team assessed the current training curriculum, audited the quality of existing content, and began documenting opportunities for improvement. As we look to the future, our long-term strategy will focus on UDR-developed content that supports the enhancement of skills and competencies at all levels and emphasizes personalized learning paths, ongoing development opportunities, and career progression.

During 2024, we introduced two digital customer experience service training courses and subsequent leader guides to approximately 1,200 associates to improve overall customer service skills and increase resident satisfaction and loyalty. In addition, more than 450 UDR associates completed a DiSC assessment, which is a personality tool that measures preferences and tendencies, not skill or ability. Finally, in 2024 more than 400 leaders across the Company participated in in-person experiential training, leveraging hands-on learning activities to improve team effectiveness, trust, communication, and collaboration.

In total, over 6,000 training courses are available to our associates, spanning topics such as leasing skills, property maintenance, customer service, project management, and leadership development. In 2024, our associates collectively invested 38,225 hours in training, averaging 27 hours per full time associate. By the end of 2024, 90% of associates had completed annual IT security training, fair housing, harassment, workplace violence, diversity and inclusion, and business ethics training.

Certifications play a crucial role in career progression in the apartment industry. We actively encourage our associates to pursue professional certifications that align with their interests and benefit the Company. These certifications range from master's degree programs to certified property manager programs or technical licenses. We offer partial tuition reimbursement to support associates in attaining these certifications.

Additionally, in 2024, the Company put greater focus on organizational development and succession planning to help ensure UDR has the right talent in the right positions to drive success and growth, as well as business continuity during leadership transitions.

Diversity and Inclusion

We prioritize respect, fairness, and the promotion of diverse perspectives, which contribute to our Company's growth and success. Our commitment extends to fostering a diverse and inclusive workplace environment that facilitates the development and advancement of all associates.

As of December 31, 2024, our workforce is comprised of 61% male and 39% female associates, with an ethnic composition of 51% White, 27% Hispanic/Latino, 13% Black, 3% Asian, and 6% Other. Our management team (including resident services managers and more senior job classifications) reflects a gender balance of 59% male and 41% female, with an ethnic breakdown of 60% White and 40% non-White. Over the three-year period ending December 31, 2024, 533 promotions occurred, with 45% of those promoted to resident services manager, director, or more senior job classifications being female and 42% non-White.

Our commitment to promoting diversity and inclusion remains as we strive to create a healthy and diverse work environment and attract candidates from all backgrounds, ethnicities, and genders.

Associate Engagement and Outreach

Throughout 2024, we listened to our associates through quarterly pulse surveys, and leveraging associate feedback implemented several measures aimed at improving communication, making data-driven decisions, and promoting collaboration between our operations and corporate teams. We will continue to enhance our active listening strategy to drive continuous improvement across our business.

We believe that our associates should be active in their communities, and we support their efforts. In 2024, we introduced an enhanced volunteer policy that continues to provide associates with up to eight paid hours annually for volunteer activities. Previously, volunteer opportunities were limited to one or two company-sponsored events per year with designated organizations. The updated policy now allows associates the flexibility to volunteer at any time throughout the year with a charitable organization of their choice. Through the policy, UDR provided 1,050 hours of paid time off to associates for volunteer work with over 30 local organizations. We also organized food, clothing, and blood drives, as well as initiatives to promote non-profit organizations and causes, fostering a culture of giving back.

Employee Health, Wellness and Benefits

The health, wellness, and safety of our associates are paramount to UDR. We maintain an inclusive culture by prioritizing the well-being of our associates.

In 2024, we upgraded our Employee Assistance Program (EAP) and increased enrollment by 10%. Our EAP includes counseling services, educational resources, and tools, including workshops and seminars on stress management, nutrition, and well-being for associates, partners, and teen-aged dependents. We also invested in virtual and in-person wellness fairs aimed at providing associates learning opportunities on topics ranging from stress management and mental health to financial fitness. We continue to leverage our Lifestyle Spending Account, which provides associates with $1,000 annually to spend as they choose bolstering associate wellness and satisfaction.

Our commitment to associate benefits is underscored by a third-party benefits survey, conducted in 2024, where 84% of respondents stated they understood their benefits and 64% believed that UDR offered a benefit package that is satisfactory relative to other companies in the industry.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2023, and held as of December 31, 2024. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities in a sustainable manner to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

●	own and operate a diversified portfolio of apartments in targeted markets in the United States, which are characterized by strong total income growth, high working age population growth, relatively robust rental versus single-family home affordability and favorable demand/supply ratio for multifamily housing, thus enhancing stability and predictability of returns to our stockholders;
●	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;
●	empower our associates to manage our communities efficiently and effectively to improve resident satisfaction;
●	measure and reward associates based on specific performance targets; and
●	manage our capital structure with the intent of lowering our relative cost of capital to enhance profitability and predictability of liquidity, earnings and dividends.

2024 Highlights

Commitment to Shareholders

● In July 2024, the Company marked its 52nd year as a REIT and, in October 2024, paid its 208th consecutive quarterly dividend. The Company’s annualized declared 2024 dividend of $1.70 represented a 1.2% increase over the previous year.

Earnings Results

•

Net income attributable to common stockholders was $84.8 million as compared to $439.5 million in the prior year. The primary drivers for the decrease were lower gains from dispositions of real estate as we sold fewer assets in 2024 when compared to the same period in 2023, and lower interest income and other income/(expense) primarily driven by a $37.3 million non-cash loan reserve partially offset by higher notes receivable balances. These were partially offset by higher total net operating income (“NOI”).

●	Total revenues increased 2.7% over the prior year primarily due to overall market rent growth and communities acquired and completion of developments during 2024 and 2023, partially offset by dispositions of real estate in 2024 and 2023.
•	We achieved Same-Store revenue growth of 2.3% and Same-Store NOI growth of 1.5%.

Investing and Developments

•	We completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.
•	We recognized a gain of $16.9 million from the sale of an operating community located in Arlington, Virginia.
•	We received distributions totaling $102.4 million from the Company’s unconsolidated joint ventures and partnerships.
●	We contributed $35.0 million to four joint ventures that own and operate four operating communities with a total of 818 apartment homes.
•	We funded an additional $32.2 million to two of our notes receivable investments.

Balance Sheet

•	We issued $300.0 million of 5.125% medium-term notes due September 1, 2034. The net proceeds were used to pay down outstanding indebtedness under our commercial paper program.
•	We amended our Revolving Credit Facility to extend the maturity date to August 31, 2028, with two six-month extension options and amended our Term Loan to include a twelve-month extension option.
•	We amended our Working Capital Credit Facility to extend the maturity date from January 12, 2025, to January 12, 2026.

ESG Report

We published our 2024 ESG Report on our website, which discloses our environmental and social initiatives, programs, and performance. The report’s ESG disclosures were, to the extent applicable, prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s activities in 2024.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Striving for High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience, lessens the market risk associated with owning a homogenous portfolio, and provides more opportunities for accretive external growth when appropriate. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 169 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations;
●	our communities that are located proximate to each other within a market provide enhanced economics; and
●	our mix of urban/suburban communities is approximately 30%/70% and our mix of A/B quality properties is approximately 44%/56%.

We are focused on increasing our presence in markets with favorable job formation and income growth, high propensity to rent, strong relative affordability for rental versus homeownership, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	high working age population growth, relatively robust rental versus single-family home affordability, measured long-term new supply growth, overall potential for strong total income growth;
●	the tax and regulatory environment of the market in which the property is located;

●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	our climate assessments for the market and sub-market in which the property is located;
●	construction quality, condition, design and sustainability features of, or the potential to implement sustainability initiatives at, the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2024		2023		2022	2021	2020
Homes acquired	173	(a)	1,889		433	5,426	1,642
Homes disposed	214		1,604	(b)	90	651	599
Homes owned at December 31,	55,696		55,550		54,999	53,229	48,283
Total real estate owned, at cost	$16,213,363		$16,023,859		$15,570,072	$14,740,803	$13,071,472
(a)	In January 2024, the Company acquired its joint venture partner’s common equity interest in a 173 apartment home operating community. The community was previously owned by a consolidated joint venture of the Company.
(b)	Includes 1,328 apartment homes from the partial sale of four operating communities to a newly formed joint venture.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2024, the Company was not developing any communities, although the Company was incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements. During the year ended December 31, 2024, the Company completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2024, we incurred $51.4 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Communities

At December 31, 2024, our consolidated real estate portfolio included 169 communities with a total of 55,696 completed apartment homes. The overall quality of our portfolio relative to other properties generally enables us to charge higher rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2024, the Company was not developing any communities, although the Company was incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements. During the year ended December 31, 2024, the Company completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.

At December 31, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Net income attributable to common stockholders was $84.8 million as compared to $439.5 million in the prior year. The primary drivers for the decrease were lower gains from dispositions of real estate as we sold fewer assets in 2024 when compared to the same period in 2023, and lower interest income and other income/(expense) primarily driven by a $37.3 million non-cash loan reserve partially offset by higher notes receivable balances. These were partially offset by higher total net operating income (“NOI”).

For the year ended December 31, 2024, our Same-Store NOI increased by $15.3 million compared to the prior year. Our Same-Store Community properties provided 92.4% of our total NOI for the year ended December 31, 2024. The increase in NOI for the 51,428 Same-Store apartment homes, or 92.3% of our portfolio, was primarily driven by an increase in market rental rates and an increase in reimbursement, ancillary and fee income, partially offset by higher personnel costs, higher repair and maintenance expense, higher utilities expense, higher administration and marketing costs, and higher real estate tax expense.

Revenue growth in 2025 may be impacted by adverse developments affecting the general economy, inclusive of economic conditions as a result of a recession, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2024.

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

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability we believe to be customary within the multi-family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability we believe to be customary within the multi-family apartment industry, against the risk of direct physical damage on a replacement cost basis, including loss of rental income during the reconstruction period.

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

●	The second bullet in the second paragraph under the heading “Taxation of UDR - Income Tests” is clarified to acknowledge an exception to the related party tenant test for a tenant that is a taxable REIT subsidiary and either (i) at least 90% of the total leased space of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space, or (ii) the property leased to the taxable REIT subsidiary is a lodging facility or a health care facility and certain other requirements are satisfied.
●	The third prong of the definition of “hedging transaction” in the fourth paragraph under the heading “Taxation of UDR - Income Tests” is hereby clarified to establish that in order to qualify as a “hedging transaction” that will be excluded from gross income for purposes of the 75% and 95% gross income tests, a new transaction entered into to hedge the income or loss from prior hedging transactions where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into.
●	The penultimate paragraph under the heading “Taxation of UDR - Asset Tests” is clarified to acknowledge that the cure provision for de minimis violations applies to violations of the 5% asset test as well.
●	The second sentence of the third paragraph under the heading “Taxation of Stockholders - Taxation of Non-U.S. Stockholders - Capital Gains Dividends” and the entirety of the fourth paragraph under the heading “Taxation of Stockholders - Taxation of Non-U.S. Stockholders - Dispositions of UDR Stock” are hereby clarified to establish that the exemption from FIRPTA for a “qualified foreign pension fund” also may apply to a “qualified controlled entity,” but in each case only if the qualified foreign pension fund or qualified controlled entity satisfies certain requirements to be a “qualified holder.” Moreover, Treasury regulations provide that a foreign partnership of which all of the interests are held by qualified holders, including through one or more partnerships, may certify its status as such and will generally not be treated as a non-U.S. person for purposes of withholding under FIRPTA.
●	The second and third sentences of first paragraph under the heading “Taxation of Stockholders -Taxation of Tax-Exempt Stockholders” are hereby clarified to establish that dividend distributions from a REIT to a U.S. tax-exempt entity generally should not give rise to UBTI unless, (i) the tax-exempt entity hold its shares in the REIT as “debt-financed property,” or (ii) the tax-exempt entity is a “qualified trust” that holds more than 10% by value of the interests in the REIT and the REIT is a “pension-held REIT.” Additionally, income from the sale of our stock generally shall not give rise to UBTI unless the tax-exempt entity holds our stock as (i) “debt-financed property” or (ii) inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
●	The second paragraph under the heading “Taxation of Stockholders - Taxation of Tax-Exempt Stockholders” is hereby revised to apply to just tax-exempt stockholders that are exempt from U.S. federal income taxation under Sections 501(c) (7), (c)(9) and (c)(17) of the Code.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by increases in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2024, approximately 73.1% of our total NOI was generated from communities located in Metropolitan D.C. (15.4%), Boston, MA (11.7%), Orange County, CA (10.9%), the San Francisco Bay Area, CA (8.4%), Dallas, TX (8.3%), New York, NY (6.5%), Seattle, WA (6.2%) and Tampa, FL (5.7%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if leases are renewed or we can relet the apartment units, the terms of renewal or reletting may be less favorable to us than the expiring lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be and have in the past been, adversely affected. If residents do not experience increases in their income or if they experience decreases in their income or job losses, we may be unable to increase or maintain rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long-term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (small and/or local businesses) may subject us to certain risks. The longer-term leases could result in below market lease rates over time, particularly in an inflationary environment. We may require guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may take, and spaces have taken in the past, longer than expected to relet, may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable to us than the prior lease terms, or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. Our retail or commercial tenants may experience financial distress or bankruptcy, or may fail to comply with their contractual obligations, and may seek concessions in order to continue operations or cease their operations, all of which has happened in the past and may occur again in the future, which could adversely impact our results of operations and financial condition.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions, among other factors, may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser or to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Debt and Preferred Equity Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

●	a significant portion of the proceeds from some property sales may be held by intermediaries in order for such sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and

●	federal tax laws limit our ability to profit on the sale of communities or interests in communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable or when we may otherwise desire to sell.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, or at all, which could cause us to delay or even abandon potential acquisitions;
●	if we seek and are able to finance an acquisition with debt, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates, rental rates and expenses may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	if we seek construction financing we may be unable to obtain such financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;
●	we may experience supply chain constraints, which could result in increased development costs or delay initial occupancy dates for all or a portion of a development community;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

●	costs may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, defaults by our counterparties, and/or higher than expected concessions for lease-up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may be unable to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, which in the past have impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, and measures to prevent the spread of such an event, could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have in the past been, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions such as eviction moratoriums, shelter-in-place orders, prohibitions or limits on charging certain fees, and limitations on collections and or rent increases. Such government actions have affected, and may again in the future affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which has in turn negatively impacted, and may in the future negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively.

State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes or fees, or may enact new taxes or fees, in order to increase revenue in connection with an epidemic, pandemic or other health crisis or otherwise, which has in the past increased, and may in the future increase, our expenses. Our development and construction projects, including those in our Debt and Preferred Equity Program, also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis. An epidemic, pandemic or other health crisis, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners, participants in the Debt and Preferred Equity Program, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2024, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $917.5 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We May Not be Permitted to Dispose of Certain Properties or Pay Down the Indebtedness Associated with Those Properties When We Might Otherwise Desire to Do so Without Incurring Additional Costs. In connection with certain property acquisitions, we have agreed with the sellers that we will not dispose of the acquired properties or reduce the mortgage indebtedness on such properties for significant periods of time unless we pay certain of the resulting tax costs of the sellers or dispose of the property in a transaction in which a gain is not recognized for federal income tax purposes by such sellers, and we may enter into similar agreements in connection with future property acquisitions. These agreements could result in us retaining properties that we would otherwise sell or not paying down or refinancing indebtedness that we would otherwise pay down or refinance. However, subject to certain conditions, we generally retain the right to substitute other property or debt to meet these obligations to the sellers.

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance Reserves. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions that we believe are comparable to similarly situated companies, including within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses that may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

The cost of insuring our apartment communities and our operations is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, including recent increases in premiums, which are generally outside of our control. We insure our properties and our operations with insurance companies that we believe have a good rating and financial profile at the time our policies are put into effect. The financial condition of one or more insurance companies that insure us may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies or other changes in insurance markets in general may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, increase the costs to renew or replace our insurance policies, cause us to self-insure a larger portion of the risk, or increase the cost of insuring properties.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives or processes that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives in the past have involved and in the future may involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives or processes, and these initiatives or processes may not perform as projected, which could adversely affect our results of operations and the market price of our common stock.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act of 1990, as amended (the “Americans with Disabilities Act”) generally requires that public buildings, including our properties and other public facing functions related to our business, including our website, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties or operations under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties or otherwise related to our operations, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if we or our property was in compliance with the law.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies, including laws or court orders, that could limit our ability to raise rents or charge certain fees which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019, in October of 2019, the State of California enacted the Tenant Protection Act of 2019, and in September 2024, the City of Salinas California, passed a rent stabilization ordinance. In some cases the increases in rents allowed by such regulations may not offset increases in expenses, whether such increases in expenses are due to inflation or otherwise. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties. In addition, the increases in regulations applicable to our business in general may increase our costs of compliance and could have an adverse effect on our financial performance.

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

Risk of Litigation. From time to time, we are, and would expect to be in the future, involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we are currently a defendant in a consolidated class action lawsuit and lawsuits filed by the District of Columbia and the State of Maryland involving RealPage, which is one of our vendors. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Further, being involved in litigation, whether the result is favorable or unfavorable, could negatively impact our reputation. Additionally, litigation, whether the result is favorable or unfavorable, has in the past and may in the future result in substantial costs and expenses and could significantly divert the attention of management.

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

Actual or Threatened Terrorist Attacks and Other Acts of Violence, Destruction or War May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets. Actual or threatened terrorist attacks and other acts of violence, destruction or war could have an adverse effect on our business and operating results. Attacks or other similar actions that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack or similar events. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have an adverse effect on our financial condition and results of operations.

Mezzanine Loan or Other Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have originated in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property, which may be under development, or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property, which may be under development, or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property, which may be under development, or loans that are not secured. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. Unsecured loans involve higher risk by virtue of being unsecured. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine or other loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Further, foreclosing on our security interest may be delayed or otherwise impacted by the existence of the senior loan, the senior lender’s decision regarding whether to enforce its remedies, or the timing of the senior lender’s foreclosure or enforcement of other remedies with respect to such loan. If there is a default on the senior debt or an inability to refinance the senior debt, we may contribute additional capital or take other actions that we would not otherwise pursue absent such default or failure. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be, and have been in the past, required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or to recognize an allowance for loan loss or a loss on consolidation.

Risk Related to Preferred Equity Investments. We have made in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing and/or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we have sought and would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, which has happened in the past, or otherwise do not perform as expected, we may have to invest additional capital to protect our investment. Our partners have in the past failed, and may in the future fail, to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner or at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest or at all. Further, the entity may need to refinance third-party debt on terms that are inconsistent with our interests or are terms on which we would not elect to incur debt, or the entity may default on third-party debt. To the extent the entity defaults on third-party debt or is unable to refinance such debt or a portion thereof, we may acquire such debt or otherwise take action, including contributing additional capital, to protect our position that we would not take absent the default or inability to refinance. Such activities have in the past involved and may in the future involve foreclosing on the security interest in the property secured by such debt, seeking a deed-in-lieu of foreclosure or similar remedy or removing our partner, and such activities may involve costs or delays or create other risks, including the risk of claims from our partners. In the event that such an entity fails to meet expectations, defaults on its debt, or becomes insolvent or the investment or the underlying property otherwise does not perform as expected, we may lose all or part of our investment in the entity, be delayed in recovering our investment or the expected returns or directly or indirectly take over the property or the management thereof at a time at which we would not done so absent the failure to meet expectations or the default. In addition, in the event of a default or other changes in the circumstances of an investment, including a change in the value of the applicable property, we may be, and have been in the past, required to change the manner in which the investment is accounted for, including our ability to recognize earnings, or recognize an impairment or a loss on consolidation.

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

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of Our Common Stock. A decline in the fair value of our assets may require us, and has in the past required us, to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could adversely affect our financial condition, liquidity, results of operations and the market price of our common stock.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is a focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there has been increased focus on such matters by various regulatory authorities, including the SEC and the state of California and other states or jurisdictions, and the activities and expense required to comply with new laws, regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider or investor, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. In addition, certain locations have enacted and others may in the future enact sustainability regulations pertaining to buildings, including existing buildings. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, we are unable to comply with regulations or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2024, we had approximately $501.3 million of variable rate indebtedness outstanding, which constitutes approximately 8.6% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt and to pay dividends or distributions to our stockholders will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

●	the national and local economies;
●	local real estate market conditions, such as an oversupply or increasing supply of apartment homes;
●	tenants’ or prospective tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
●	our ability to provide adequate management, maintenance and insurance;
●	rental expenses, including real estate taxes and utilities;
●	competition from other apartment communities or alternative housing options;
●	changes in interest rates and the availability of financing;
●	changes in governmental regulations and the related costs of compliance; and
●	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing.

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

Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to disruptions and uncertainty in the equity and credit markets and regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans, and the proceeds of and the interest rates thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities, including under our ATM program, instead of incurring debt, the interests of our existing stockholders could be diluted.

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

A Change in U.S. Government Policy or Support Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. While in recent years we have decreased our borrowings from Fannie Mae and Freddie Mac, Fannie Mae and Freddie Mac are a major source of financing to participants in the multifamily housing markets including potential purchasers of our properties. Potential options for the future of agency mortgage financing in the U.S. have been, and may in the future be, suggested that could involve a reduction in the amount of financing Fannie Mae and Freddie Mac are able to provide, limitations on the loans that the agencies may make, which may not include loans secured by properties like our properties, or the phase out of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac discontinue providing liquidity to our sector, have their mandates changed or reduced or be disbanded or reorganized by the government, or if there is reduced government support for multifamily housing generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect our business and results of operations.

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

We Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which Are Subject to Certain Tax Risks. We have established or invested in and conduct a portion of our business through taxable REIT subsidiaries. Despite our qualification as a REIT, taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax or taxable REIT subsidiaries may be denied deductions, to the extent our dealings with taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

REIT Distribution Requirements Limit Our Available Cash. As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash and/or nondeductible expenditures, could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. To the extent we distribute at least 90%, but less than 100%, of our net REIT taxable income we will be subject to tax at regular corporate tax rates on the retained portion.

Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

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

We cannot predict whether, when or to what extent any new U.S. federal income tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal income tax laws on an investment in our shares.

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because we are organized and qualify as a REIT, we are generally not subject to federal income tax, but we are subject to certain state and local tax. From time to time, changes in state and local tax laws or regulations may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, but Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and we intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If either the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, unless it qualified for relief under certain statutory savings provisions, such partnership would incur substantial tax liabilities, and we would then fail to qualify as a REIT for tax purposes and our ability to raise additional capital would be impaired. In addition, even if the 90% test were met if the Operating Partnership or the DownREIT Partnership were a publicly traded partnership, there could be adverse tax impacts for certain limited partners.

Qualifying as a REIT Involves Highly Technical and Complex Provisions of the Code. Our qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;

●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity, geopolitical events or armed conflicts (including the ongoing war between Russia and Ukraine and the military conflict in Israel and Gaza), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.

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

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties, including legal counsel, to perform assessments on our cybersecurity measures, including information security maturity assessments, penetration testing inclusive of our resident facing apps and devices, audits and independent reviews of our information security control environment and operating effectiveness. The material results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adapts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by the assessments, audits, and reviews. In addition, in 2024 and 2023, outside legal counsel conducted an exercise regarding preparation for cyber events attended by our Chairman and Chief Executive Officer, President, Chief Investment Officer and Chief Financial Officer and other members of senior management.

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

The Company’s Chief Technology Officer is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Technology Officer and our Vice President, Information Security work in coordination with the other members of the Information Security Management System Committee (“ISMS”), which includes department heads and IT personnel. The Chief Technology Officer also provides monthly reports regarding information technology including cybersecurity to our senior management including our Chairman and Chief Executive Officer, President, Chief Investment Officer and Chief Financial Officer, Chief Operating Officer, Senior Vice President – Chief Accounting Officer, Senior Vice President – Investments, and Senior Vice President – General Counsel. The Company’s Chief Technology Officer has served in various roles in information technology and information security for over 24 years. The Chief Technology Officer holds an undergraduate degree in computer science and a master’s degree in business administration. The Company’s Vice President, Information Security holds an undergraduate degree in computer science and management science, has attained a professional certification of Certified Information Systems Security Professional (CISSP) from the IISC and has served in various roles in information technology and information security for over 15 years. In addition, our Vice President, Information Security is a member of InfraGard.

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

To date, the Company has not been materially affected by a cybersecurity incident or cybersecurity threat and no incident has occurred that is reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

At December 31, 2024, our consolidated apartment portfolio included 169 communities located in 21 markets, with a total of 55,696 completed apartment homes.

The table below set forth a summary of real estate portfolio by geographic market of the Company at December 31, 2024.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2024

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	8	4,305	8.6%	$1,389,451	$—	$322,753	96.7%	856
San Francisco, CA	14	3,310	7.6%	1,224,694	27,000	369,998	96.2%	830
Seattle, WA	14	2,702	7.0%	1,128,582	—	417,684	97.1%	856
Monterey Peninsula, CA	7	1,567	1.3%	203,571	—	129,911	96.1%	727
Los Angeles, CA	4	1,225	3.0%	490,239	—	400,195	96.1%	967
Other Southern California	3	821	1.4%	228,259	—	278,026	96.6%	1,012
Portland, OR	2	476	0.4%	57,352	—	120,487	97.0%	903
MID-ATLANTIC REGION
Metropolitan D.C.	24	9,119	16.5%	2,671,495	288,530	292,959	97.1%	918
Baltimore, MD	7	2,219	3.5%	574,107	58,600	258,723	96.2%	963
Richmond, VA	4	1,359	1.1%	173,749	—	127,851	96.9%	1,017
NORTHEAST REGION
Boston, MA	12	4,667	12.2%	1,975,353	228,553	423,260	96.6%	994
New York, NY	4	1,945	8.6%	1,386,449	—	712,827	97.5%	744
Philadelphia, PA	4	1,172	2.7%	442,714	—	377,742	96.6%	949
SOUTHEAST REGION
Tampa, FL	12	4,207	5.1%	824,301	—	195,936	91.4%	977
Orlando, FL	11	3,493	3.5%	572,803	—	163,986	96.6%	974
Nashville, TN	8	2,261	1.7%	267,894	—	118,485	96.6%	933
Other Florida	1	636	0.6%	96,959	—	152,451	97.2%	1,130
SOUTHWEST REGION
Dallas, TX	20	7,449	8.4%	1,358,799	473,196	182,414	96.0%	858
Austin, TX	6	1,880	2.0%	326,491	66,919	173,665	96.7%	891
Denver, CO	2	510	1.6%	251,694	—	493,518	96.3%	861
Total Operating Communities	167	55,323	96.8%	15,644,956	1,142,798	$282,793	96.2%	909
Land	—	—	1.3%	253,949	—
Held for Disposition	2	373	1.3%	218,569	—
Other	—	—	0.6%	95,889	(3,467)
Total Real Estate Owned	169	55,696	100.0%	$16,213,363	$1,139,331

Item 3. LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. As described in more detail in Note 15, Commitments and Contingencies, to the consolidated financial statements included in this report, we are currently a defendant, among other companies, in lawsuits related to our use of products licensed by RealPage, Inc.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Capital Stock

Common Stock

UDR, Inc.’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “UDR” since May 7, 1990.

On February 14, 2025, there were 2,552 holders of record of the 331,133,359 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 94% of the distributions for 2024 represented ordinary income, 3% represented long-term capital gain and 3% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2024 and 2023 were $1.8408 per share, or $0.4602 per quarter, and $1.8192 per share, or $0.4548 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2024, a total of 2.6 million shares of the Series E were outstanding.

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

As of December 31, 2024, a total of 10.4 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 14, 2025, there were approximately 1,468 participants in the plan.

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

During the three months ended December 31, 2024, we issued 3,225 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the quarter ended December 31, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
October 1, 2024 through October 31, 2024	—	—	—	12,027
November 1, 2024 through November 30, 2024	—	—	—	12,027
December 1, 2024 through December 31, 2024	—	—	—	12,027
Balance as of December 31, 2024	2,973	$37.90	2,973	12,027
(a)	This number reflects the number of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended December 31, 2024, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
October 1, 2024 through October 31, 2024	67	$44.51	N/A	N/A
November 1, 2024 through November 30, 2024	—	—	N/A	N/A
December 1, 2024 through December 31, 2024	1,453	44.79	N/A	N/A
Total	1,520	$44.78
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, and the Nareit Equity Apartment Index. The graph assumes that $100 was invested on December 31, 2019, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
UDR, Inc.	100.00	85.46	137.69	91.65	94.51	111.79
FTSE Nareit Equity Apartment Index	100.00	84.66	138.51	94.25	99.78	120.22
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
FTSE Nareit Equity REITs Index	100.00	92.00	131.78	99.67	113.35	123.25

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2024, and 2023.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023 of UDR, Inc. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

At December 31, 2024, our consolidated real estate portfolio included 169 communities in 13 states plus the District of Columbia totaling 55,696 apartment homes. In addition, we have an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2024, was 51,428.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2024, 2023, and 2022 were $24.4 million, $23.2 million, and $31.3 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2024 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2024:

	December 31, 2024				Year Ended December 31, 2024
			Percentage	Total	Weighted	Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	8	4,305	8.6%	$1,389,752	96.7%	$3,094	$121,009
San Francisco, CA	11	2,781	5.8%	941,178	97.0%	3,555	80,841
Seattle, WA	14	2,702	6.9%	1,120,396	97.1%	2,870	65,293
Monterey Peninsula, CA	7	1,567	1.3%	203,748	96.1%	2,408	33,530
Los Angeles, CA	4	1,225	3.0%	490,674	96.1%	3,227	32,667
Other Southern California	3	821	1.4%	228,141	96.6%	2,940	20,450
Portland, OR	2	476	0.4%	57,633	97.0%	1,992	7,944
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.5%	2,510,001	97.2%	2,389	168,092
Baltimore, MD	7	2,219	3.5%	574,442	96.2%	1,952	33,401
Richmond, VA	4	1,359	1.1%	173,749	96.9%	1,878	22,389
Northeast Region
Boston, MA	12	4,667	12.1%	1,969,347	96.6%	3,228	124,169
New York, NY	4	1,945	8.5%	1,376,237	97.6%	4,983	61,798
Philadelphia, PA	3	972	2.3%	375,227	96.7%	2,549	19,552
Southeast Region
Tampa, FL	11	3,877	4.3%	693,272	96.6%	2,143	63,340
Orlando, FL	11	3,493	3.5%	574,688	96.6%	1,918	53,451
Nashville, TN	8	2,261	1.7%	270,404	96.6%	1,753	33,127
Other Florida	1	636	0.6%	96,996	97.2%	2,382	12,298
Southwest Region
Dallas, TX	14	5,813	6.2%	1,002,564	96.5%	1,775	75,522
Austin, TX	4	1,272	1.2%	197,458	96.8%	1,911	16,785
Denver, CO	1	218	0.9%	148,877	96.7%	3,646	6,730
Total/Average Same-Store Communities	152	51,428	88.8%	14,394,784	96.8%	$2,554	1,052,388
Non-Mature, Commercial Properties & Other	15	3,895	9.9%	1,600,010			74,201
Total Real Estate Held for Investment	167	55,323	98.7%	15,994,794			1,126,589
Real Estate Held for Disposition (b)	2	373	1.3%	218,569			12,234
Total Real Estate Owned	169	55,696	100.0%	16,213,363			$1,138,823
Total Accumulated Depreciation				(6,901,026)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,312,337
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	The Company had two communities located in Brooklyn, New York and Englewood, New Jersey that met the criteria to be classified as held for disposition at December 31, 2024.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2023 and held as of December 31, 2024. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2024 the Company did not sell any shares of common stock through its ATM program. As of December 31, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (as amended, the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. In August 2024, the Company amended the Revolving Credit Facility to extend the maturity date to August 31, 2028, with two six-month extension options. The Revolving Credit Facility was previously set to mature on January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In August 2024, the Company amended the Term Loan to include a twelve-month extension option, subject to certain conditions.

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

During 2025, we have approximately $178.3 million of secured debt maturing, inclusive of principal amortization, and $289.9 million of unsecured debt maturing. We anticipate repaying the debt due in 2025 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

The following table summarizes our material cash requirements as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
Material Cash Requirements	2025	2026-2027	2028-2029	Thereafter	Total
Long-term debt obligations	$468,223	$1,022,972	$1,082,337	$3,268,526	$5,842,058
Interest on debt obligations (a)	179,089	315,748	230,097	216,919	941,853
Letters of credit	3,289	76	—	—	3,365
Operating lease obligations:
Ground leases (b)	12,442	24,884	24,884	393,010	455,220
	$663,043	$1,363,680	$1,337,318	$3,878,455	$7,242,496
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2024.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2024, we incurred gross interest costs of $205.0 million, of which $9.3 million was capitalized.

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

The following tables present the summarized financial information for the Operating Partnership as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	December 31,	December 31,
	2024	2023
Total real estate, net	$2,562,075	$2,629,267
Cash and cash equivalents	—	5
Operating lease right-of-use assets	187,886	191,673
Other assets	47,907	75,464
Total assets	$2,797,868	$2,896,409

Secured debt, net	$377,724	$377,262
Notes payable to UDR (a)	1,429,849	1,298,903
Operating lease liabilities	183,215	186,939
Other liabilities	139,910	133,595
Total liabilities	2,130,698	1,996,699
Total capital	$667,170	$899,710

	Year Ended
	December 31,
	2024	2023	2022
Total revenue	$600,425	$561,441	$511,560
Property operating expenses	(271,781)	(243,842)	(217,048)
Real estate depreciation and amortization	(187,821)	(166,744)	(155,451)
Operating income/(loss)	140,823	150,855	139,061
Interest expense (a)	(69,933)	(55,729)	(37,792)
Other income/(loss)	6,595	6,231	(3,589)
Net income/(loss)	$77,485	$101,357	$97,680

(a)	All $1.4 billion and $1.3 billion notes payable to UDR as of December 31, 2024 and 2023, respectively, and $53.6 million, $47.2 million and $35.7 million of interest expense on notes payable to UDR for the years ended December 31, 2024, 2023, and 2022, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023.

Operating Activities

For the year ended December 31, 2024, our Net cash provided by/(used in) operating activities was $876.8 million compared to $832.7 million for 2023. The increase in cash flow from operating activities was primarily due to an increase in net operating income (“NOI”), primarily driven by higher revenue per occupied home, an increase in weighted average physical occupancy, NOI from additional operating communities, and an increase in operating distributions from our unconsolidated joint ventures, partially offset by higher borrowing costs.

Investing Activities

For the year ended December 31, 2024, Net cash provided by/(used in) investing activities was $(276.4) million compared to $(289.1) million for 2023. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, a decrease in spend for development of real estate assets, a decrease in spend for capital expenditures, an increase in distributions received from unconsolidated joint ventures and partnerships, a decrease in cash investments in unconsolidated joint ventures, and a decrease from the net issuance of notes receivable during the current year compared to the prior year, partially offset by a decrease in proceeds from sales of real estate.

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

In January 2023, the Company sold the retail component of a development community located in Washington, D.C. for gross proceeds of approximately $14.4 million, resulting in a gain of less than $0.1 million. The gross proceeds were received ratably throughout the development of the community and are reflected as a reduction of capital expenditures.

In June 2023, the Company contributed four wholly-owned operating communities, totaling 1,328 apartment homes located in various markets, to a newly formed joint venture in exchange for a 51.0% interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. The Company received approximately $247.9 million in cash proceeds from our joint venture partner at formation. The transaction was accounted for as a partial sale and resulted in a gain of approximately $325.9 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

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

For the year ended December 31, 2024, total capital expenditures of $246.5 million or $4,458 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $303.7 million or $5,567 per stabilized home for the prior year.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 58.3%, or $71.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings;

This was partially offset by:

●	an increase of 15.3%, or $13.1 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2024 and 2023 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Turnover capital expenditures	$19,230	$17,595	9.3%	$348	$323	7.7%
Asset preservation expenditures	79,456	68,017	16.8%	1,437	1,249	15.1%
Total recurring capital expenditures	98,686	85,612	15.3%	1,785	1,572	13.5%
NOI enhancing improvements (a)	92,668	90,627	2.3%	1,676	1,664	0.7%
Major renovations (b)	51,441	123,324	(58.3)%	930	2,264	(58.9)%
Operations platform	3,715	4,144	(10.4)%	67	76	(11.8)%
Total capital expenditures (c)	$246,510	$303,707	(18.8)%	$4,458	$5,576	(20.1)%
Repair and maintenance expense	$101,223	$94,958	6.6%	$1,830	$1,743	5.0%
Average home count (d)	55,301	54,476	1.5%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2024, the Company was not developing any communities although the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements. During the year ended December 31, 2024, the Company completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.

At December 31, 2024, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2024:

●	we made investments totaling $50.3 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $20.2 million, which included an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments due to a decrease in the value of the operating community that is deemed to be other-than-temporary; and
●	we received cash distributions of $102.4 million, of which $61.3 million were operating cash flows and $41.1 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2024 and 2023, other than the one preferred equity investment discussed above.

Financing Activities

For the years ended December 31, 2024 and 2023, Net cash provided by/(used in) financing activities was $(599.9) million and $(538.9) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2024:

●	issued $300.0 million of 5.125% senior unsecured medium-term notes due September 2034, for net proceeds of $296.9 million;
●	repaid $138.0 million of secured debt;
●	repaid $15.6 million of unsecured debt;
●	repaid $118.2 million, net on our unsecured commercial paper program;
●	paid $42.8 million of distributions to redeemable noncontrolling interests; and
●	paid $558.5 million of distributions to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2023:

●	repurchased 0.6 million shares of common stock at an average price of $40.13 per share for approximately $25.0 million;
●	received net proceeds of $108.1 million on our unsecured commercial paper program;
●	repaid $23.4 million on our revolving bank debt;
●	paid $35.6 million of distributions to redeemable noncontrolling interests; and
●	paid $539.9 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion Revolving Credit Facility and a $350.0 million Term Loan. The Credit Agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. In August 2024, the Company amended the Revolving Credit Facility to extend the maturity date to August 31, 2028, with two six-month extension options. The Revolving Credit Facility was previously set to mature on January 31, 2026, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027. In August 2024, the Company amended the Term Loan to include a twelve-month extension option, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 83.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Term Loan may be reduced by up to two basis points contingent upon the Company receiving green building certifications, which is reflected in the margin noted above. In addition, the Credit Agreement allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may allow a change in the applicable margin for the Revolving Credit Facility of up to four basis points and a change in the applicable facility fee of up to one basis point.

As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $3.4 million of letters of credit at December 31, 2024), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2026. In December 2024, the Company extended the maturity date from January 12, 2025 to January 12, 2026. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of December 31, 2024, we had $9.4 million of outstanding borrowings under the Working Capital Credit Facility, leaving $65.6 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2024.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2024, we had issued $289.9 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.7%, leaving $410.1 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $501.3 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2024. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.1 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by/(used in) operating activities	$876,848	$832,664
Net cash provided by/(used in) investing activities	(276,351)	(289,138)
Net cash provided by/(used in) financing activities	(599,936)	(538,854)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $84.8 million ($0.26 per diluted share) for the year ended December 31, 2024, as compared to $439.5 million ($1.34 per diluted share) for the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gain on the sale of real estate of $16.9 million recognized from the sale of an operating community located in Arlington, Virginia during the year ended December 31, 2024, as compared to gains of $351.2 million recognized from the partial sale of four operating communities located in various markets and the sale of an operating community located in Hillsboro, Oregon, during year ended December 31, 2023;
●	a decrease in interest income and other income/(expense), net of $30.1 million primarily due to a recorded $37.3 million non-cash loan reserve related to one of the Company’s joint venture loan investments during the year end December 31, 2024, which was due to the Company’s assessment of the borrower’s ability to make future scheduled payments on the senior loan and a decrease in the value of the operating community, partially offset by a $9.7 million increase in interest income from our notes receivables primarily due to higher outstanding balances during the year ended December 31, 2024, as compared the same period in 2023;
●	an increase in interest expense of $14.8 million primarily due to higher overall debt balances during the year ended December 31, 2024, as compared the same period in 2023;
●	an increase in general and administrative expenses of $14.4 million primarily attributable to severance benefits associated with the retirement of an executive officer and the reorganization of certain departments, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel compensation during the year ended December 31, 2024, as compared to the same period in 2023;
●	an increase in casualty-related charges/(recoveries), net of $12.0 million primarily attributable to an increase in claim charges due to severe weather events and a decrease in insurance recoveries during the year ended December 31, 2024 as compared to the same period in 2023; and
●	an increase in other operating expenses of $10.2 million primarily attributable to an increase in legal-related expenses and political contributions during the year ended December 31, 2024, as compared to the same period in 2023.

This was partially offset by:

●	an increase in total property NOI of $24.1 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy, and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2023 and 2024;
●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $23.9 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets and the sale of an operating community located in Hillsboro, Oregon during the year ended December 31, 2023, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024; and
●	an increase in income/(loss) from unconsolidated entities of $15.5 million primarily attributable to a $24.3 million loss on consolidation related to one of the Company’s preferred equity investments being consolidated during the year ended December 31, 2023, partially offset by an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the year ended December 31, 2024.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended
	December 31, (a)
	2024	2023	% Change
Same-Store Communities:
Same-Store rental income	$1,524,774	$1,490,070	2.3%
Same-Store operating expense (b)	(472,386)	(452,943)	4.3%
Same-Store NOI	1,052,388	1,037,127	1.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	50,869	26,654	90.8%
Development communities NOI	1,888	(372)	NM *
Non-residential/other NOI (d)	20,793	15,669	32.7%
Sold and held for disposition communities NOI	12,885	35,692	(63.9)%
Total Non-Mature Communities/Other NOI	86,435	77,643	11.3%
Total property NOI	$1,138,823	$1,114,770	2.2%
*	Not meaningful
(a)	Same-Store consists of 51,428 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023
Net income/(loss) attributable to UDR, Inc.	$89,585	$444,353
Joint venture management and other fees	(8,317)	(6,843)
Property management	54,065	52,671
Other operating expenses	30,416	20,222
Real estate depreciation and amortization	676,068	676,419
General and administrative	84,305	69,929
Casualty-related charges/(recoveries), net	15,179	3,138
Other depreciation and amortization	19,405	15,419
(Gain)/loss on sale of real estate owned	(16,867)	(351,193)
(Income)/loss from unconsolidated entities	(20,235)	(4,693)
Interest expense	195,712	180,866
Interest income and other (income)/expense, net	12,336	(17,759)
Tax provision/(benefit), net	879	2,106
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	6,246	30,104
Net income/(loss) attributable to noncontrolling interests	46	31
Total property NOI	$1,138,823	$1,114,770

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2023 and held on December 31, 2024) consisted of 51,428 apartment homes and provided 92.4% of our total NOI for the year ended December 31, 2024.

NOI for our Same-Store Community properties increased 1.5%, or $15.3 million, for the year ended December 31, 2024 compared to the same period in 2023. The increase in property NOI was attributable to a 2.3%, or $34.7 million, increase in property rental income, which was partially offset by a 4.3%, or $19.4 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.5%, or $21.6 million, increase in rental rates, and an 8.3%, or $13.4 million, increase in reimbursement and ancillary and fee income. Weighted average physical occupancy increased by 0.1% to 96.8% and total monthly income per occupied home increased 2.2% to $2,554.

The increase in operating expenses was primarily driven by an 11.0%, or $6.7 million, increase in personnel costs primarily due to annual market increases and a refundable payroll tax credit related to the Employee Retention Credit program in 2023, a 5.1%, or $4.6 million, increase in repair and maintenance expense due to an increase in the cost per home of those that were turned during the year, the impact of inflation on third party vendor costs and weather-related events, a 12.6%, or $3.8 million, increase in administration and marketing primarily due to the cost for providing property-wide Wi-Fi, and a 1.8%, or $3.3 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 69.0% and 69.6% for the years ended December 31, 2024 and 2023, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 7.6%, or $86.4 million, of our total NOI during the year ended December 31, 2024 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 11.3%, or $8.8 million, for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to a $24.2 million increase in NOI from stabilized, non-mature communities, primarily due to development communities completed becoming stabilized and communities acquired in 2023 being owned for the full year, and a $5.1 million increase in non-residential/other NOI primarily due to higher retail tenant rents, partially offset by a $22.8 million decrease in sold and held for disposition communities NOI due to the sale of an operating community and two operating communities being held for disposition during the year ended December 31, 2024 as compared to the sale of one operating community, one operating community held for disposition during the year ended December 31, 2023, and the partial sale of four operating communities in 2023.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2024, the Company recognized a gain of $16.9 million from the sale of one operating community located in Arlington, Virginia.

During the year ended December 31, 2023, the Company recognized a gain of $351.2 million from the partial sale of four operating communities located in various markets and the sale of an operating community located in Hillsboro, Oregon.

Interest income and other income/(expense)

For the years ended December 31, 2024 and 2023, the Company recognized interest income and other income/(expense), net of $(12.3) million and $17.8 million, respectively. The decrease of $30.1 million was primarily due to a $37.3 million non-cash loan reserve related to one of the Company’s joint venture loan investments during the year end December 31, 2024, which was due to the Company’s assessment of the borrower’s ability to make future scheduled payments on the senior loan and a decrease in the value of the operating community, partially offset by a $9.7 million increase in interest income from our notes receivables primarily due to higher outstanding balances during the year ended December 31, 2024, as compared the same period in 2023.

Interest expense

For the years ended December 31, 2024 and 2023, the Company recognized interest expense of $195.7 million and $180.9 million, respectively. The increase in 2024 as compared to 2023 was primarily due to higher overall debt balances during the year ended December 31, 2024, as compared the same period in 2023.

General and administrative

For the years ended December 31, 2024 and 2023, the Company recognized general and administrative expense of $84.3 million and $69.9 million, respectively. The increase of $14.4 million was primarily attributable to severance benefits associated with the retirement of an executive officer and the reorganization of certain departments, higher incentive and bonus accruals primarily driven by better Company performance, and annual market increases for personnel compensation during the year ended December 31, 2024, as compared to the same period in 2023.

Casualty-related charges/(recoveries), net

For the years ended December 31, 2024 and 2023, the Company recognized casualty-related charges/(recoveries), net of $15.2 million and $3.1 million, respectively. The increase of $12.0 million was primarily attributable to an increase in claim charges due to severe weather events and a decrease in insurance recoveries during the year ended December 31, 2024 as compared to the same period in 2023.

Other operating expenses

For the years ended December 31, 2024 and 2023, the Company recognized other operating expenses of $30.4 million and $20.2 million, respectively. The increase of $10.2 million was primarily attributable to an increase in legal-related expenses and political contributions during the year ended December 31, 2024, as compared to the same period in 2023.

Noncontrolling Interest

For the years ended December 31, 2024 and 2023, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $6.2 million and $30.1 million, respectively. The decrease in 2024 as compared to 2023 was primarily attributed to the noncontrolling interests’ share of a gain from the sale of an operating community in Arlington, Virginia during the year ended December 31, 2024, as compared to the noncontrolling interests’ share of the gains from the partial sale of four operating communities located in various markets and a gain form the sale of an operating community located in Hillsboro, Oregon during the year ended December 31, 2023.

Income/(Loss) from Unconsolidated Entities

During the year ended December 31, 2024, the Company recognized income/(loss) from unconsolidated entities of $20.2 million, which was primarily due to net income from our operating joint ventures and preferred equity investments, partially offset by an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments.

During the year ended December 31, 2023, the Company recognized income/(loss) from unconsolidated entities of $4.7 million, which was primarily due to net income from our operating joint ventures and preferred equity investments, partially offset by a $24.3 million loss on consolidation of one of our preferred equity investments.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2024.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income/(loss) attributable to common stockholders	$84,750	$439,505	$82,512
Real estate depreciation and amortization	676,068	676,419	665,228
Noncontrolling interests	6,292	30,135	5,655
Real estate depreciation and amortization on unconsolidated joint ventures	53,727	42,622	30,062
Impairment loss from unconsolidated joint ventures	8,083	—	—
Net (gain)/loss on consolidation	—	24,257	—
Net gain on the sale of depreciable real estate owned, net of tax	(16,867)	(349,993)	(25,494)
FFO attributable to common stockholders and unitholders, basic	$812,053	$862,945	$757,963
Distributions to preferred stockholders — Series E (Convertible)	4,835	4,848	4,412
FFO attributable to common stockholders and unitholders, diluted	$816,888	$867,793	$762,375
Income/(loss) per weighted average common share, diluted	$0.26	$1.34	$0.26
FFO per weighted average common share and unit, basic	$2.30	$2.46	$2.21
FFO per weighted average common share and unit, diluted	$2.29	$2.45	$2.20
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,283	351,175	343,149
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,957	354,422	347,094

Impact of adjustments to FFO:
Variable upside participation on preferred equity investment, net	$—	$(204)	$(10,622)
Legal and other costs	13,315	2,869	1,493
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	(8,019)	(3,051)	45,671
Severance costs	10,556	4,164	441
Provision for loan loss (a)	37,271	—	—
Casualty-related charges/(recoveries), net	15,179	3,138	9,733
Total impact of adjustments to FFO	$68,302	$6,916	$46,716
FFOA attributable to common stockholders and unitholders, diluted	$885,190	$874,709	$809,091

FFOA per weighted average common share and unit, diluted	$2.48	$2.47	$2.33

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(105,116)	(90,917)	(77,710)
AFFO attributable to common stockholders and unitholders, diluted	$780,074	$783,792	$731,381

AFFO per weighted average common share and unit, diluted	$2.19	$2.21	$2.11
(a)	During the year ended December 31, 2024, the Company recorded a $37.3 million non-cash loan reserve related to one of its note receivable investments.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 (shares in thousands):

	Year Ended December 31,
	2024	2023	2022
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,283	351,175	343,149
Weighted average number of OP/DownREIT Units outstanding	(23,993)	(22,410)	(21,478)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	329,290	328,765	321,671

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,957	354,422	347,094
Weighted average number of OP/DownREIT Units outstanding	(23,993)	(22,410)	(21,478)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,848)	(2,908)	(2,916)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	330,116	329,104	322,700

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for the Index to Consolidated Financial Statements and Schedule of UDR, Inc.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2024. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2024, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

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

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2025 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all Company's directors, officers, other covered persons and the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.15	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.18	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.19	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.20	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.21	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	Description of UDR, Inc’s Securities.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.24	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.25	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Exhibit 4.26 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.26	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.27	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

4.28	UDR, Inc. 5.125% Medium-Term Note, Series A due September 1, 2034, issued August 15, 2024.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 19, 2024).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit	Description	Location
10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.09	Second Amended and Restated Credit Agreement, dated as of September 15, 2021, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

10.10	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 19, 2022, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

10.11	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 14, 2024, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated August 14, 2024 and filed with the Commission on August 19, 2024.

10.12	Guaranty of United Dominion Realty, L.P., dated as of September 15, 2021, with respect to the Credit Agreement, dated as of September 15, 2021.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

10.13	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.15 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.14

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.15	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Exhibit	Description	Location
10.16*	Class 1 LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.17*	Notice of Class 2 LTIP Unit Award.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.18*	Notice of Restricted Stock Unit Award.	Exhibit 10.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.19

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.20*	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.21*	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.22	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.23	Amendment No. 4, dated February 14, 2023, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, April 27, 2017 and May 7, 2020.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on February 14, 2023.

10.24*	Class 1 Performance LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.25*	Class 2 Performance LTIP Unit Award Agreement.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.26*	Class 2 Performance LTIP Unit Award Agreement, STI.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Exhibit	Description	Location
10.27	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.28	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.29	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.30	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.31	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.32	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.33	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.34	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

10.35	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

10.36	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

10.37	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.38	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 16, 2020.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.39	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of July 25, 2022.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.40*	Form of UDR, Inc. Stock Option Agreement.	Exhibit 10.37 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Exhibit	Description	Location
10.41*	Executive Agreement by and between UDR, Inc. and Thomas W. Toomey, dated February 15, 2024.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 15, 2024 and filed with the Commission on February 20, 2024.

10.42*	Letter Agreement by and between UDR, Inc. and Harry G. Alcock, dated March 14, 2024.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on March 14, 2024.

19	Amended and Restated Insider Trading Compliance Program.	Filed herewith.

21	Subsidiaries of UDR, Inc.	Filed herewith.

22	List of Guarantor Subsidiaries of UDR, Inc.	Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

23	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

97.1	UDR, Inc. Recoupment Policy.	Exhibit 97.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 18, 2025	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Jon A. Grove
Joseph D. Fisher	Jon A. Grove
President, Chief Investment Officer, and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Mary Ann King
Tracy L. Hofmeister	Mary Ann King
Senior Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director	Director

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $9.3 billion and $917.5 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development or redevelopment communities. During 2024, the Company recognized an impairment loss of $8.1 million related to its investment in and advances to unconsolidated joint ventures, net that it deemed to be other-than-temporary. The Company did not recognize an impairment loss related to real estate owned, net.

Auditing the Company’s evaluation for indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its real estate owned or that the value of its investment in and advances to unconsolidated joint ventures may be other than temporarily impaired. Differences or changes in these judgments could have a material impact on the Company’s analysis.

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

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and the financial statement schedule listed in the accompanying Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2025

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Real estate owned:
Real estate held for investment	$15,994,794	$15,757,456
Less: accumulated depreciation	(6,836,920)	(6,242,686)
Real estate held for investment, net	9,157,874	9,514,770
Real estate under development (net of accumulated depreciation of $0 and $184, respectively)	—	160,220
Real estate held for disposition (net of accumulated depreciation of $64,106 and $24,960, respectively)	154,463	81,039
Total real estate owned, net of accumulated depreciation	9,312,337	9,756,029

Cash and cash equivalents	1,326	2,922
Restricted cash	34,101	31,944
Notes receivable, net	247,849	228,825
Investment in and advances to unconsolidated joint ventures, net	917,483	952,934
Operating lease right-of-use assets	186,997	190,619
Other assets	197,493	209,969
Total assets	$10,897,586	$11,373,242

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,139,331	$1,277,713
Unsecured debt, net	4,687,634	4,520,996
Operating lease liabilities	182,275	185,836
Real estate taxes payable	46,403	47,107
Accrued interest payable	52,631	47,710
Security deposits and prepaid rent	61,592	50,528
Distributions payable	151,720	149,600
Accounts payable, accrued expenses, and other liabilities	115,105	141,311
Total liabilities	6,436,691	6,420,801

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,017,355	961,087

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at December 31, 2024 and December 31, 2023:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,686,308 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	43,192	44,614
Series F; 10,424,485 and 11,867,730 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at December 31, 2024 and December 31, 2023:
330,858,719 and 329,014,512 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3,309	3,290
Additional paid-in capital	7,572,480	7,493,217
Distributions in excess of net income	(4,179,415)	(3,554,892)
Accumulated other comprehensive income/(loss), net	3,638	4,914
Total stockholders’ equity	3,443,205	3,991,144
Noncontrolling interests	335	210
Total equity	3,443,540	3,991,354
Total liabilities and equity	$10,897,586	$11,373,242

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Rental income	$1,663,525	$1,620,658	$1,512,364
Joint venture management and other fees	8,317	6,843	5,022
Total revenues	1,671,842	1,627,501	1,517,386
OPERATING EXPENSES:
Property operating and maintenance	292,572	273,736	250,310
Real estate taxes and insurance	232,130	232,152	221,662
Property management	54,065	52,671	49,152
Other operating expenses	30,416	20,222	17,493
Real estate depreciation and amortization	676,068	676,419	665,228
General and administrative	84,305	69,929	64,144
Casualty-related charges/(recoveries), net	15,179	3,138	9,733
Other depreciation and amortization	19,405	15,419	14,344
Total operating expenses	1,404,140	1,343,686	1,292,066
Gain/(loss) on sale of real estate owned	16,867	351,193	25,494
Operating income	284,569	635,008	250,814

Income/(loss) from unconsolidated entities	20,235	4,693	4,947
Interest expense	(195,712)	(180,866)	(155,900)
Interest income and other income/(expense), net	(12,336)	17,759	(6,933)
Income/(loss) before income taxes	96,756	476,594	92,928
Tax (provision)/benefit, net	(879)	(2,106)	(349)
Net income/(loss)	95,877	474,488	92,579
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(6,246)	(30,104)	(5,613)
Net (income)/loss attributable to noncontrolling interests	(46)	(31)	(42)
Net income/(loss) attributable to UDR, Inc.	89,585	444,353	86,924
Distributions to preferred stockholders — Series E (Convertible)	(4,835)	(4,848)	(4,412)
Net income/(loss) attributable to common stockholders	$84,750	$439,505	$82,512

Income/(loss) per weighted average common share:
Basic	$0.26	$1.34	$0.26
Diluted	$0.26	$1.34	$0.26

Weighted average number of common shares outstanding:
Basic	329,290	328,765	321,671
Diluted	330,116	329,104	322,700

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income/(loss)	$95,877	$474,488	$92,579
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	5,988	3,872	14,489
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(7,333)	(7,533)	(998)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1,345)	(3,661)	13,491
Comprehensive income/(loss)	94,532	470,827	106,070
Comprehensive (income)/loss attributable to noncontrolling interests	(6,223)	(29,904)	(6,541)
Comprehensive income/(loss) attributable to UDR, Inc.	$88,309	$440,923	$99,529

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2021	$44,765	3,181	6,884,269	(3,485,080)	(4,261)	31,430	3,474,304
Net income/(loss) attributable to UDR, Inc.	—	—	—	86,924	—	—	86,924
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(31,220)	(31,220)
Other comprehensive income/(loss)	—	—	—	—	12,605	—	12,605
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,847	—	—	—	4,848
Issuance of common shares through public offering, net	—	115	629,437	—	—	—	629,552
Conversion of Series E Cumulative Convertible shares	(150)	1	149	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	23,737	—	—	—	23,741
Common stock distributions declared ($1.52 per share)	—	—	—	(493,312)	—	—	(493,312)
Repurchase of common shares	—	(12)	(49,016)	—	—	—	(49,028)
Preferred stock distributions declared-Series E ($1.6456 per share)	—	—	—	(4,412)	—	—	(4,412)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	444,293	—	—	444,293
Balance at December 31, 2022	44,615	3,290	7,493,423	(3,451,587)	8,344	210	4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	444,353	—	—	444,353
Other comprehensive income/(loss)	—	—	—	—	(3,430)	—	(3,430)
Issuance/(forfeiture) of common and restricted shares, net	—	2	6,558	—	—	—	6,560
Issuance of common shares through public offering, net	—	—	(551)	—	—	—	(551)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	18,790	—	—	—	18,794
Common stock distributions declared ($1.68 per share)	—	—	—	(553,021)	—	—	(553,021)
Repurchase of common shares	—	(6)	(25,003)	—			(25,009)
Preferred stock distributions declared-Series E ($1.8192 per share)	—	—	—	(4,848)	—	—	(4,848)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	10,211	—	—	10,211
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	89,585	—	—	89,585
Other comprehensive income/(loss)	—	—	—	—	(1,276)	—	(1,276)
Issuance/(forfeiture) of common and restricted shares, net	—	1	5,119	—	—	—	5,120
Issuance of common shares through public offering, net	—	—	(456)	—	—	—	(456)
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	17	73,179	—	—	—	73,196
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($1.70 per share)	—	—	—	(560,911)	—	—	(560,911)
Preferred stock distributions declared-Series E ($1.8408 per share)	—	—	—	(4,835)	—	—	(4,835)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(148,362)	—	—	(148,362)
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income/(loss)	$95,877	$474,488	$92,579
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	695,473	691,838	679,572
(Gain)/loss on sale of real estate owned	(16,867)	(351,193)	(25,494)
(Income)/loss from unconsolidated entities	(20,235)	(4,693)	(4,947)
Return on investment in unconsolidated joint ventures and partnerships	61,315	15,944	22,369
Amortization of share-based compensation	32,625	32,896	27,505
Provision/(recovery) for credit losses	37,456	702	140
Other	27,107	9,089	31,695
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(31,144)	(33,579)	9,792
Increase/(decrease) in operating liabilities	(4,759)	(2,828)	(13,140)
Net cash provided by/(used in) operating activities	876,848	832,664	820,071

Investing Activities
Acquisition of real estate assets	—	(17,848)	(341,149)
Proceeds from sales of real estate investments, net	98,650	325,767	40,808
Development of real estate assets	(67,532)	(155,875)	(198,022)
Capital expenditures and other major improvements — real estate assets	(249,886)	(295,440)	(214,833)
Capital expenditures — non-real estate assets	(21,801)	(16,907)	(21,180)
Investment in unconsolidated joint ventures and partnerships	(50,335)	(71,395)	(201,412)
Distributions received from unconsolidated joint ventures and partnerships	41,097	14,399	81,443
Proceeds from sale of equity securities	4,624	14,471	—
Purchase deposits on pending acquisitions	1,000	(1,000)	—
Repayment/(issuance) of notes receivable, net	(32,168)	(85,310)	(75,183)
Net cash provided by/(used in) investing activities	(276,351)	(289,138)	(929,528)

Financing Activities
Payments on secured debt	(137,971)	(1,244)	(1,141)
Payments on unsecured debt	(15,644)	—	—
Net proceeds from the issuance of unsecured debt	296,929	—	—
Net proceeds/(repayment) of commercial paper	(118,175)	108,075	80,000
Net proceeds/(repayment) of revolving bank debt	4,768	(23,425)	(1,531)
Proceeds from the issuance of common shares through public offering, net	—	—	629,552
Repurchase of common shares	—	(25,009)	(49,028)
Distributions paid to redeemable noncontrolling interests	(42,798)	(35,582)	(34,255)
Distributions paid to preferred stockholders	(4,851)	(4,770)	(4,381)
Distributions paid to common stockholders	(558,482)	(539,852)	(483,624)
Other	(23,712)	(17,047)	(24,359)
Net cash provided by/(used in) financing activities	(599,936)	(538,854)	111,233
Net increase/(decrease) in cash, cash equivalents, and restricted cash	561	4,672	1,776
Cash, cash equivalents, and restricted cash, beginning of year	34,866	30,194	28,418
Cash, cash equivalents, and restricted cash, end of year	$35,427	$34,866	$30,194

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$192,101	$184,201	$154,911
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,502	12,502	12,502
Cash paid/(refunds received) for income taxes	1,044	1,911	1,145
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$191,737	$—
OP Units issued for real estate, net	—	141,359	—
Redeemable long-term and short-term incentive plan units	27,561	28,507	56,568
Development costs and capital expenditures incurred, but not yet paid	15,188	39,080	56,336
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (1,703,570 shares; 470,800 shares; and 502,868 shares)	73,196	18,794	23,741
Distribution of equity securities from unconsolidated real estate technology investments	—	7,749	18,018
Contribution of operating properties to unconsolidated joint venture	—	258,056	—
Transfer of preferred equity investment to note receivable	—	73,453	—

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

Dividends declared, but not yet paid	151,720	149,600	134,213

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,922	$1,193	$967
Restricted cash	31,944	29,001	27,451
Total cash, cash equivalents, and restricted cash as shown above	$34,866	$30,194	$28,418
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$1,326	$2,922	$1,193
Restricted cash	34,101	31,944	29,001
Total cash, cash equivalents, and restricted cash as shown above	$35,427	$34,866	$30,194

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At December 31, 2024, our consolidated apartment portfolio consisted of 169 communities with a total of 55,696 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2024 and 2023, there were 189.8 million and 189.9 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million, or 93.0% and 176.4 million, or 92.9%, respectively, were owned by UDR and 13.2 million, or 7.0% and 13.5 million, or 7.1%, respectively, were owned by outside limited partners. As of December 31, 2024 and 2023, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.0 million, or 71.0% and 21.4 million, or 66.0%, respectively, were owned by UDR and its subsidiaries and 9.4 million, or 29.0% and 11.0 million, or 34.0%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. The ASU will be applied either prospectively or retrospectively and is effective for the Company for the year ended December 31, 2027, and interim reporting periods commencing in 2028. We are currently evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective for the Company on a phased-in timeline starting in the year ended December 31, 2025. While the SEC has voluntarily stayed the rules, the Company is currently evaluating the effect the rules will have on its financial statement disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The ASU is effective for the Company for the year ended

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

December 31, 2025. The Company is currently evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segments Disclosures. ASU 2023-07 requires expanded disclosures of a public entity’s reportable segments, and requires more enhanced information regarding a reportable segment’s expenses on an interim and annual basis. The ASU became effective for the Company for the year ended December 31, 2024, and interim periods commencing in 2025. The Company adopted the ASU, however, the updated standard did not have a material impact on the consolidated financial statements and related disclosures. Related disclosures were updated pursuant to the requirements of the ASU.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

For the years ended December 31, 2024, 2023 and 2022, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2024, 2023, and 2022 were $15.1 million, $13.1 million and $17.9 million, respectively. During the years ended December 31, 2024, 2023, and 2022, total interest capitalized was $9.3 million, $10.1 million and $13.4 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

DECEMBER 31, 2024

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2024, 2023 and 2022, the Company recorded net credit recoveries/(losses) of $(37.5) million, $(0.7) million and $(0.1) million, respectively, on the Consolidated Statements of Operations.

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

DECEMBER 31, 2024

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

Additionally, we analyze each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by Accounting Standard Codification (“ASC”) 310-10. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.

The following table summarizes our Notes receivable, net as of December 31, 2024 and 2023 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	December 31,	December 31,	December 31,
	2024	2024	2023
Note due March 2025 (b)	12.00%	$42,807	$37,022
Notes due October 2025 (c)	11.00%	106,271	98,271
Note due December 2026 (d)	11.00%	71,873	64,608
Note due December 2026 (e)	11.00%	29,090	26,164
Notes due June 2027 (f)	18.00%	4,470	3,737
Note due September 2027 (g)	7.55%	31,771	—
Notes receivable		286,282	229,802
Allowance for credit losses		(38,433)	(977)
Total notes receivable, net		$247,849	$228,825
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, all of which was funded as of December 31, 2024. Interest payments are due monthly, with the exception of payments from June 2022 to maturity, which are accrued and added to the principal balance and will be due at maturity of the note. In December 2024, the maturity date of the note was extended to March 31, 2025. The note is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) March 31, 2025.
(c)	The Company has two loans (the “Notes”) with a joint venture that owns a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $93.5 million (exclusive of accrued and unpaid interest), all of which has been funded. The Notes are subordinate to the senior construction loan, but senior to the equity in the borrower. In April 2024, the joint venture refinanced the senior construction loan with a new loan that matures in April 2026, with a one-year extension option subject to certain conditions. The Notes had a scheduled maturity date in October 2024, with two one-year extension options. In September 2024, the developer extended the maturity date of the Notes to October 2025. Commencing in October 2024, the contractual interest rate on the Notes increased to 11.0% in connection with the developer exercising its option to extend the maturity date of the Notes. In December 2024, the Company recorded a $37.3 million non-cash loan reserve on the Notes, which was recorded in Interest income and other income/(expense), net on the Consolidated Statements of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Operations, due to the Company’s assessment of the borrower’s ability to make future scheduled payments on the senior loan and a decrease in the value of the operating community. In addition, the Notes were placed on non-accrual status.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue for 36 months and are due monthly after the loan has been outstanding for 36 months. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(g)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owns a 66 apartment home operating community located in Santa Monica, California, in which the Company also holds a preferred investment. The contractual interest rate on the note receivable is SOFR plus a spread of 300 basis points. Interest payments are due monthly from net cash flow from the operating community. If net cash flow is insufficient to cover the interest payment on the payment date, the unpaid amount is added to the outstanding principal balance. The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $24.2 million, $14.5 million, and $3.5 million of interest income for the notes receivable described above during the years ended December 31, 2024, 2023, and 2022, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the year ended December 31, 2024 is as follows:

Allowance for credit losses as of December 31, 2023	$(977)
(Provision)/recovery for credit losses	(37,456)
Write-offs charged against allowance	-
Allowance for credit losses as of December 31, 2024	$(38,433)

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2024, the Company did not have any investments in any joint ventures or partnerships that qualified as a VIE where we were determined to be the primary beneficiary.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2024 and 2023, UDR’s net deferred tax asset/(liability) was $(0.8) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2024. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2021 through 2023 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

DECEMBER 31, 2024

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2024, 2023, and 2022, total advertising expense was $10.0 million, $9.2 million, and $8.7 million, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2024, 2023, and 2022, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2024, 2023, and 2022 was $(0.1) million, $(0.2) million, and $0.9 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

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

Before the issuance of shares of common stock, upon physical or net share settlement of the forward sales agreements, the Company expects that the shares issuable upon settlement of the forward sales agreements will be reflected in its diluted income/(loss) per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted income/(loss) per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sales agreements over the number of shares of common stock that could be purchased by the Company in the open market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). When the Company physically or net share settles any forward sales agreement, the delivery of shares of common stock would result in an increase in the number of weighted average common shares outstanding and dilution to basic income/(loss) per share. (See Note 8, Income/(Loss) per Share for further discussion).

Lease Receivables

During the years ended December 31, 2024 and 2023, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of December 31, 2024 and 2023, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $5.9 million and $9.0 million, respectively, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.3 million and $0.3 million, including its share from unconsolidated joint ventures, as of December 31, 2024 and 2023, respectively.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2024, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Metropolitan D.C. and Boston, Massachusetts markets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2024, the Company owned and consolidated 169 communities in 13 states plus the District of Columbia totaling 55,696 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,	December 31,
	2024	2023
Land	$2,521,363	$2,549,716
Depreciable property — held and used:
Land improvements	271,702	255,706
Building, improvements, and furniture, fixtures and equipment	13,189,796	12,902,021
Real estate intangible assets	11,933	50,013
Under development:
Land and land improvements	—	16,576
Building, improvements, and furniture, fixtures and equipment	—	143,828
Real estate held for disposition:
Land and land improvements	44,645	13,734
Building, improvements, and furniture, fixtures and equipment	135,844	92,265
Real estate intangible assets	38,080	—
Real estate owned	16,213,363	16,023,859
Accumulated depreciation (a)	(6,901,026)	(6,267,830)
Real estate owned, net	$9,312,337	$9,756,029
(a)	Accumulated depreciation is inclusive of $21.2 million and $17.2 million of accumulated amortization related to real estate intangible assets as of December 31, 2024 and 2023, respectively.

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

DECEMBER 31, 2024

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

Dispositions

In January 2025, the Company sold an operating community located in Brooklyn, New York with a total of 188 apartment homes for gross proceeds of $127.5 million, resulting in a gain of approximately $23.6 million. This operating community was classified as held for disposition as of December 31, 2024.

In January 2025, the Company sold an operating community located in Englewood, New Jersey with a total of 185 apartment homes for gross proceeds of $84.0 million, resulting in a gain of approximately $24.4 million. This operating community was classified as held for disposition as of December 31, 2024.

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

In June 2023, the Company contributed four wholly-owned operating communities, totaling 1,328 apartment homes located in various markets, to a newly formed joint venture in exchange for a 51.0% interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. The Company received approximately $247.9 million in cash proceeds from our joint venture partner at formation. The transaction was accounted for as a partial sale and resulted in a gain of approximately $325.9 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

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

Developments

At December 31, 2024, the Company was not developing any communities although the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements. During the year ended December 31, 2024, the Company completed the development of two communities located in Tampa, Florida and Addison, Texas, with a total of 415 apartment homes.

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

DECEMBER 31, 2024

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2024	2025	2026	2027	2028	2029	Thereafter
Real estate intangible assets, net (a)	$28,775	$24,581	$1,562	$1,505	$424	$416	$287
In-place lease intangible assets, net (b)	2,264	610	504	434	318	266	132
Total	$31,039	$25,191	$2,066	$1,939	$742	$682	$419

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $21.2 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, $4.0 million and $4.2 million, respectively, of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

In January 2025, the Company fully amortized $22.7 million of unamortized real estate intangible assets related to the sale of two operating communities discussed above.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $7.5 million in Other assets on the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, $8.9 million and $7.3 million, respectively, was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

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

DECEMBER 31, 2024

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2024 and 2023 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average
	Communities	Homes	Ownership Interest		Investment at		Income/(loss) from investments
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Ventures	2024	2024	2024	2023	2024	2023	2024	2023	2022
Operating:
UDR/MetLife (a)	13	2,834	50.2%	50.2%	$206,308	$225,195	$(7,438)	$(5,378)	$(7,604)
UDR/LaSalle	5	1,590	51.0%	51.0%	267,562	286,723	(8,027)	(3,660)	—
Total Joint Ventures	18	4,424			$473,870	$511,918	$(15,465)	$(9,038)	$(7,604)

	Number of	Apartment
	Communities	Homes	Weighted			Investment at		Income/(loss) from investments
Debt and Preferred Equity Program	December 31,	December 31,	Average	Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Real Estate Technology Investments (b)	2024	2024	Rate	Maturity	Commitment (c)	2024	2023	2024	2023	2022
Preferred equity investments:
Operating	27	6,436	9.6%	2.8	$342,498	$380,969	$387,771	$25,741	$35,685	$26,374

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	N/A	$86,000	57,344	44,382	9,959	104	(35,429)
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments						438,313	432,153	35,700	35,789	(9,055)

Sold joint ventures and other investments						—	—	—	(22,058)	21,606

Total investment in and advances to unconsolidated joint ventures, net (a)						$912,183	$944,071	$20,235	$4,693	$4,947
(a)	As of December 31, 2024 and 2023, the Company’s negative investment in one UDR/MetLife community of $5.3 million and $8.9 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Debt and Preferred Equity Program (previously referred to as the Developer Capital Program) is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include three investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the year ended December 31, 2024, the Company entered into four new preferred equity investments and no preferred equity investments were fully redeemed.

In July 2024, the Company received a $17.2 million partial paydown on one of its operating preferred equity investments. In conjunction with the paydown, the Company’s remaining $50.0 million preferred equity investment will earn a preferred return of 11.0% per annum.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

In July 2024 and August 2024, the Company entered into four joint venture agreements with an unaffiliated joint venture partner to operate four operating communities with a total of 818 apartment homes located in Portland, Oregon. The Company’s combined preferred equity investment of $35.0 million earns a preferred return of 10.75% per annum. The unaffiliated joint venture partner is the managing member of the joint ventures. The Company has concluded that it does not control the joint ventures and accounts for its investments under the equity method of accounting.

In September 2024, the Company made a $31.1 million secured mortgage loan to a joint venture, in which the Company also owns a preferred equity investment. The joint venture used the proceeds of the loan to repay its senior construction loan in full. The loan to the joint venture has an interest rate of SOFR plus 300 basis points and a maturity date in September 2027. (See Note 2, Significant Accounting Policies for further discussion). In addition, the Company recorded an $8.1 million non-cash impairment loss on its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

In December 2024, the Company received a $38.5 million partial paydown and a $9.9 million partial paydown from two of its operating preferred equity investments from the proceeds of the refinancings of the joint ventures’ senior loans.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of December 31, 2024 and 2023, the Company had deferred fees of $7.6 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $8.3 million, $6.8 million, and $5.0 million during the years ended December 31, 2024, 2023, and 2022, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2024, 2023, and 2022, other than the one preferred equity investment discussed in footnote (b) above.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

			Debt and Preferred
			Equity Program
As of and For the	UDR/	UDR/	and Other
Year Ended December 31, 2024	MetLife	LaSalle	Investments	Total
Condensed Statements of Operations:
Total revenues	$141,014	$49,063	$131,876	$321,953
Property operating expenses	64,329	17,657	69,737	151,723
Real estate depreciation and amortization	53,543	45,375	51,633	150,551
Operating income/(loss)	23,142	(13,969)	10,506	19,679
Interest expense	(33,491)	(2,698)	(74,268)	(110,457)
Other income/(loss)	—	—	(3,840)	(3,840)
Net unrealized/realized gain/(loss) on held investments	—	—	84,835	84,835
Net income/(loss)	$(10,349)	$(16,667)	$17,233	$(9,783)

Condensed Balance Sheets:
Total real estate, net	$1,174,695	$567,474	$1,372,206	$3,114,375
Investments, at fair value	—	—	372,478	372,478
Cash and cash equivalents	12,528	5,688	29,716	47,932
Other assets	20,774	1,334	125,236	147,344
Total assets	1,207,997	574,496	1,899,636	3,682,129
Third party debt, net	845,963	45,246	1,168,926	2,060,135
Accounts payable and accrued liabilities	19,393	5,150	133,962	158,505
Total liabilities	865,356	50,396	1,302,888	2,218,640
Total equity	$342,641	$524,100	$596,748	$1,463,489

			Debt and Preferred
			Equity Program
As of and For the	UDR/	UDR/	and Other
Year Ended December 31, 2023	MetLife	LaSalle	Investments	Total
Condensed Statements of Operations:
Total revenues	$139,073	$20,514	$109,753	$269,340
Property operating expenses	58,298	6,896	54,442	119,636
Real estate depreciation and amortization	54,895	21,182	43,407	119,484
Operating income/(loss)	25,880	(7,564)	11,904	30,220
Interest expense	(32,720)	(126)	(53,385)	(86,231)
Other income/(loss)	—	—	537	537
Net unrealized/realized gain/(loss) on held investments	—	—	23,403	23,403
Net income/(loss)	$(6,840)	$(7,690)	$(17,541)	$(32,071)

Condensed Balance Sheets:
Total real estate, net	$1,214,525	$595,976	$1,347,556	$3,158,057
Investments, at fair value	—	—	257,832	257,832
Cash and cash equivalents	14,826	4,809	42,035	61,670
Other assets	16,406	9,986	120,584	146,976
Total assets	1,245,757	610,771	1,768,007	3,624,535
Third party debt, net	855,050	45,126	1,112,640	2,012,816
Accounts payable and accrued liabilities	14,856	5,510	151,136	171,502
Total liabilities	869,906	50,636	1,263,776	2,184,318
Total equity	$375,851	$560,135	$504,231	$1,440,217

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

		Debt and Preferred
		Equity Program
For the	UDR/	and Other
Year Ended December 31, 2022	MetLife	Investments	Total
Condensed Statements of Operations:
Total revenues	$130,229	$38,187	$168,416
Property operating expenses	55,262	25,218	80,480
Real estate depreciation and amortization	55,580	20,064	75,644
Gain/(loss) on sale of real estate	—	127,542	127,542
Operating income/(loss)	19,387	120,447	139,834
Interest expense	(30,510)	(16,404)	(46,914)
Other income/(loss)	—	(90)	(90)
Net unrealized/realized gain/(loss) on held investments	—	(203,216)	(203,216)
Net income/(loss)	$(11,123)	$(99,263)	$(110,386)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Operating lease right-of-use assets were $187.0 million and $190.6 million, respectively, and the Operating lease liabilities were $182.3 million and $185.8 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 41.3 years and 42.0 years at December 31, 2024 and 2023, respectively, and the weighted average discount rate was 5.0% at both December 31, 2024 and 2023.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2024 are as follows (dollars in thousands):

Ground Leases
2025	$12,442
2026	12,442
2027	12,442
2028	12,442
2029	12,442
Thereafter	393,010
Total future minimum lease payments (undiscounted)	455,220
Difference between future undiscounted cash flows and discounted cash flows	(272,945)
Total operating lease liabilities (discounted)	$182,275

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

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease expense:
Contractual lease expense	$13,322	$13,173	$12,991
Variable lease expense (a)	189	155	112
Total operating lease expense (b)(c)	$13,511	$13,328	$13,103
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.6 million and $3.5 million, respectively, for the year ended December 31, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.4 million, respectively, and for the year ended December 31, 2022, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.4 million and $3.3 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million, $0.1 million and $0.1 million of total operating lease expense during the years ended December 31, 2024, 2023 and 2022, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2024, our apartment home leases generally have initial terms of 12 months or less. As of December 31, 2024, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Future minimum lease payments from our retail and commercial leases as of December 31, 2024 are as follows (dollars in thousands):

Retail and Commercial Leases
2025	$26,047
2026	23,643
2027	20,477
2028	17,678
2029	13,337
Thereafter	56,388
Total future minimum lease payments (a)	$157,570
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $1.1 million, $1.1 million and $0.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2024 and 2023 (dollars in thousands):

	Principal Outstanding		As of December 31, 2024
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2024	2023	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,115,798	$1,213,751	3.49%	4.0	19
Deferred financing costs and other non-cash adjustments (b)	(3,429)	(3,009)
Total fixed rate secured debt, net	1,112,369	1,210,742	3.50%	4.0	19
Variable Rate Debt
Mortgage notes payable (c)	—	40,017	—%	—	—
Tax-exempt secured notes payable (d)	27,000	27,000	3.49%	7.2	1
Deferred financing costs	(38)	(46)
Total variable rate secured debt, net	26,962	66,971	3.52%	7.2	1
Total Secured Debt, net	1,139,331	1,277,713	3.50%	4.1	20
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (e) (n)	—	—	—%	3.7
Borrowings outstanding under unsecured commercial paper program due January 2025 (f) (n)	289,900	408,075	4.70%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2026 (g)	9,361	4,593	5.19%	1.0
Term Loan due January 2027 (e) (n)	175,000	—	5.48%	2.1
Fixed Rate Debt
Term Loan due January 2027 (e) (n)	175,000	350,000	1.43%	2.1
8.50% Debentures due September 2024	—	15,644	—%	—
2.95% Medium-Term Notes due September 2026 (n)	300,000	300,000	2.95%	1.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $176 and $247, respectively) (h) (n)	299,824	299,753	4.03%	2.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $361 and $479, respectively) (n)	299,639	299,521	3.50%	3.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $3, respectively) (i) (n)	299,998	299,997	4.27%	4.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $6,921 and $8,294, respectively) (j) (n)	606,921	608,294	3.32%	5.0
3.00% Medium-Term Notes due August 2031 (net of premiums of $7,914 and $9,109, respectively) (k) (n)	607,914	609,109	3.01%	6.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $267 and $303, respectively) (n)	399,733	399,697	2.10%	7.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $989 and $1,110, respectively) (n)	349,011	348,890	1.90%	8.2
2.10% Medium-Term Notes due June 2033 (net of discounts of $842 and $941, respectively) (n)	299,158	299,059	2.10%	8.5
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,954 and $0, respectively) (l) (n)	297,046	—	4.95%	9.7
3.10% Medium-Term Notes due November 2034 (net of discounts of $868 and $956, respectively) (m) (n)	299,132	299,044	3.13%	9.8
Other	—	2
Deferred financing costs	(20,003)	(20,682)
Total Unsecured Debt, net	4,687,634	4,520,996	3.35%	5.4
Total Debt, net	$5,826,965	$5,798,709	3.38%	5.2

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2024, secured debt encumbered approximately 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2024, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2025 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

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

(b) During the years ended December 31, 2024, 2023, and 2022, the Company had $1.3 million, $3.4 million, and $4.5 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $0.2 million and $1.5 million at December 31, 2024 and 2023, respectively. The change in net premium was primarily due to the assumption of fixed rate mortgages discussed in footnote (a) above.

(c) During the year ended December 31, 2024, the Company prepaid a variable rate mortgage with an outstanding balance of $40.0 million and an interest rate of 8.31% at the time of the payoff.

(d) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2024, the variable interest rate on the mortgage note was 3.49%.

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

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to Adjusted SOFR plus a margin of 83.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. Further, as amended, the Credit Agreement includes sustainability adjustments pursuant to which the applicable margin for the Term Loan may be reduced by up to two basis points contingent upon the Company receiving green building certifications, which is reflected in the margin noted above. In addition, the Credit Agreement, as amended, allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may allow a change in the applicable margin for the Revolving Credit Facility of up to four basis points and a change in the applicable facility fee of up to one basis point.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

In August 2021, the Company entered into two interest rate swaps totaling $175.0 million of notional value, which became effective in July 2022, to hedge against interest rate risk on a portion of the Term Loan debt until July 2025. $175.0 million of the Term Loan debt has a weighted average interest rate, inclusive of the impact of interest rate swaps, of 1.43% until July 2025.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2024 and 2023 (dollars in thousands):

	December 31,	December 31,
	2024	2023
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,055
Maximum daily borrowings during the period ended	—	250,000
Weighted average interest rate during the period ended	—%	5.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $3.4 million and $2.3 million of letters of credit at December 31, 2024 and 2023, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2024 and 2023 (dollars in thousands):

	December 31,	December 31,
	2024	2023
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	289,900	408,075
Weighted average daily borrowings during the period ended	390,237	384,068
Maximum daily borrowings during the period ended	645,000	505,000
Weighted average interest rate during the period ended	5.4%	5.4%
Interest rate at end of the period	4.7%	5.7%

(g) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2026. In December 2024, the Company extended the maturity date from January 12, 2025 to January 12, 2026. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to Adjusted SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2024 and 2023 (dollars in thousands):

	December 31,	December 31,
	2024	2023
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	9,361	4,593
Weighted average daily borrowings during the period ended	15,102	15,829
Maximum daily borrowings during the period ended	62,077	57,107
Weighted average interest rate during the period ended	6.0%	5.9%
Interest rate at end of the period	5.2%	6.3%

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
(l) In August 2024, the Company issued $300.0 million of 5.125% senior medium-term notes due September 1, 2034. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The notes were priced at 98.977% of the principal amount of the notes. The Company used the net proceeds to pay down outstanding indebtedness under its commercial paper program. The Company entered into and settled treasury lock arrangements to hedge against all interest rate risk of the debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 4.95%.
(m) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(n) The Operating Partnership is the guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2024 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2025	$178,323	$—	$178,323	$289,900	$468,223
2026	56,672	—	56,672	309,361	366,033
2027	6,939	—	6,939	650,000	656,939
2028	166,526	—	166,526	300,000	466,526
2029	315,811	—	315,811	300,000	615,811
2030	230,597	—	230,597	600,000	830,597
2031	160,930	—	160,930	600,000	760,930
2032	—	27,000	27,000	400,000	427,000
2033	—	—	—	650,000	650,000
2034	—		—	600,000	600,000
Thereafter	—	—	—	—	—
Subtotal	1,115,798	27,000	1,142,798	4,699,261	5,842,059
Non-cash (a)	(3,429)	(38)	(3,467)	(11,627)	(15,094)
Total	$1,112,369	$26,962	$1,139,331	$4,687,634	$5,826,965
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2024 and 2023, the Company amortized $5.0 million and $4.7 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator for income/(loss) per share:
Net income/(loss)	$95,877	$474,488	$92,579
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(6,246)	(30,104)	(5,613)
Net (income)/loss attributable to noncontrolling interests	(46)	(31)	(42)
Net income/(loss) attributable to UDR, Inc.	89,585	444,353	86,924
Distributions to preferred stockholders — Series E (Convertible)	(4,835)	(4,848)	(4,412)
Income/(loss) attributable to common stockholders - basic and diluted	$84,750	$439,505	$82,512

Denominator for income/(loss) per share:
Weighted average common shares outstanding	329,670	329,136	321,949
Unvested restricted stock awards	(380)	(371)	(278)
Denominator for basic income/(loss) per share	329,290	328,765	321,671
Incremental shares issuable from assumed conversion of unvested LTIP Units, conversion of Series E preferred stock, performance units and unvested restricted stock	826	339	1,029
Denominator for diluted income/(loss) per share	330,116	329,104	322,700

Income/(loss) per weighted average common share:
Basic	$0.26	$1.34	$0.26
Diluted	$0.26	$1.34	$0.26

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2024, 2023, and 2022, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2024, the Company did not sell any shares of common stock through its ATM program. As of December 31, 2024, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

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

During the years ended December 31, 2024 and 2023, the Company did not enter into any forward purchase agreements under its continuous equity program.

During the year ended December 31, 2024, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2023, the Company repurchased 0.6 million shares of its common stock at an average price of $40.13 per share for total consideration of approximately $25.0 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
OP/DownREIT Units	23,993	22,410	21,478
Convertible preferred stock	2,848	2,908	2,916
Unvested LTIP Units, performance units, and unvested restricted stock	826	339	1,029

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company’s authorized capital was 450.0 million shares of common stock and 50.0 million shares of preferred stock as of December 31, 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2024, 2023 and 2022:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2021	318,150	2,695	12,583
Issuance/(forfeiture) of common and restricted shares, net	120	—	—
Issuance of common shares through forward sales public offering, net (forward sales agreement)	11,402	—	—
Repurchase of common shares	(1,192)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	499	—	—
Conversion of Series E Cumulative Convertible shares	10	(9)	—
Forfeiture of Series F shares	—	—	(482)
Balance at December 31, 2022	328,993	2,686	12,101
Issuance/(forfeiture) of common and restricted shares, net	174	—	—
Repurchase of common shares	(623)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	148	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	323	—	—
Forfeiture of Series F shares	—	—	(233)
Balance at December 31, 2023	329,015	2,686	11,868
Issuance/(forfeiture) of common and restricted shares, net	48	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	170	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,533	—	—
Conversion of Series E Cumulative Convertible shares	93	(85)	—
Forfeiture of Series F shares	—	—	(1,444)
Balance at December 31, 2024	330,859	2,601	10,424

Common Stock

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. As of December 31, 2024, 14.0 million shares were available for sale under the ATM program.

During the year ended December 31, 2024, the Company entered into the following equity transactions for our common stock:

●	Issued less than 0.1 million shares, net of forfeitures, of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);
●	Issued 1.7 million shares of common stock upon redemption of OP Units and DownREIT Units, resulting in the forfeiture of 1.4 million Series F Preferred shares; and
●	Converted 0.1 million Series E Cumulative Convertible shares into 0.1 million shares of common stock.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2024, 2023, and 2022 totaled $1.70, $1.68, and $1.52 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2024, 2023, and 2022 were $1.84, $1.82, and $1.65 per share, respectively. The Series E is not listed on any exchange. At December 31, 2024 and 2023, a total of 2.6 million and 2.7 million, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by certain holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2024 and 2023, 1.4 million and 0.2 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2024 and 2023, a total of 10.4 million and 11.9 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,042 and $1,187, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. During the year ended December 31, 2024, all shares issued with respect to the plan were acquired through the open market.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

As of December 31, 2024, 35.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2024, there were 11.7 million common shares available for issuance under the LTIP.

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

A summary of UDR’s Performance Units, LTIP Units, restricted stock and option activities during the year ended December 31, 2024 is as follows (shares in thousands):

	Unvested Performance Units Outstanding		Performance Units Exercisable		Unvested Stock Options Outstanding		Stock Options Exercisable		LTIP Units		Restricted Stock
												Weighted
		Weighted		Weighted		Weighted		Weighted		Weighted		Average Fair
		Average		Average		Average		Average		Average Fair		Value Per
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Value Per	Number	Restricted
	Units	Price	Units	Price	Options	Price	Options	Price	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2023	3,717	$41.25	2,278	$37.53	1,339	$44.99	19	$59.90	312	$50.51	365	$44.53
Granted	494	38.79	—	—	50	38.64	—	—	678	38.70	190	38.66
Exercised	—	—	—	—	—	—	—	—	—	—	—	—
Vested	(1,652)	38.04	1,652	38.04	—	—	—	—	(209)	43.55	(163)	44.11
Forfeited	(745)	37.50	—	—	(48)	40.49	—	—	(115)	41.68	(83)	41.21
Balance, December 31, 2024	1,814	$41.17	3,930	$37.74	1,341	$44.91	19	$59.90	666	$42.12	309	$42.09

As of December 31, 2024, the Company had granted 7.1 million shares of restricted stock, 3.6 million LTIP Units, 5.7 million Performance Units, and 1.4 million stock options under the LTIP.

Stock Option Awards

UDR has granted stock options to our employees and Company directors. Subject to certain conditions, each stock option is exercisable into one share of UDR common stock.

The total remaining compensation cost on unvested stock options was $2.1 million as of December 31, 2024.

During the year ended December 31, 2024, no stock options were exercised.

The weighted average remaining contractual life on all stock options outstanding as of December 31, 2024 is 7.6 years and such options have a weighted average exercise price of $44.91.

During the years ended December 31, 2024, 2023 and 2022, we recognized $0.9 million, $0.6 million and $0.7 million, respectively, of net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to our employees and Company directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Restricted stock awards earn dividends payable in cash or dividend reinvestment shares. Some of the restricted

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

stock grants are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2024, 2023, and 2022, we recognized $5.5 million, $6.4 million, and $5.7 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $4.1 million and had a weighted average remaining contractual life of 1.7 years as of December 31, 2024.

Unit Awards

Unit awards are granted to our employees and Company directors. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Unit awards earn distributions payable in cash or distribution reinvestment units. Some of the Unit awards are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2024, 2023, and 2022, we recognized $20.3 million, $6.2 million and $15.9 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on Unit awards was $8.7 million and had a weighted average remaining contractual life of 1.7 years as of December 31, 2024.

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

The total remaining compensation cost on unvested Performance Units was $6.7 million as of December 31, 2024.

During the year ended December 31, 2024, no Performance Units were exercised.

The weighted average remaining contractual life on all Performance Units outstanding as of December 31, 2024 is 7.6 years and such Performance Units have a weighted average exercise price of $44.92.

During the years ended December 31, 2024, 2023 and 2022, we recognized $5.9 million, $19.8 million and $5.2 million, respectively, of net compensation expense related to outstanding Performance Units.

Short-Term Incentive Compensation

In January 2024, certain officers of the Company were awarded either a restricted stock grant, an STI Unit grant, or an STI Performance Unit grant, or a combination of all three, under the 2024 Long-Term Incentive Program (“2024 LTI”). All three of the awards represent short-term incentive compensation for the officers. The restricted stock award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), or $38.64 per share. The STI Unit award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $38.64 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. The STI Performance Unit award was valued for compensation expense purposes on the date of grant in accordance with ASC 718 as determined by the lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 30.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.04%, and an annual dividend yield of 3.5%, or $8.16 per unit, inclusive of a discount due to uncertainty associated with the STI Performance Unit reaching parity with the value of a share of UDR common stock. The restricted stock awards, STI Unit awards, and STI Performance Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period.

In January 2023, certain officers of the Company were awarded either a restricted stock grant, an STI Unit grant, or an STI Performance Unit grant, or a combination of all three, under the 2023 Long-Term Incentive Program

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

(“2023 LTI”). All three of the awards represent short-term incentive compensation for the officers. The restricted stock award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $38.59 per share. The STI Unit award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $38.59 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. The STI Performance Unit award was valued for compensation expense purposes on the date of grant in accordance with ASC 718 as determined by the lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 29.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.09%, and an annual dividend yield of 3.3%, or $7.86 per unit, inclusive of a discount due to uncertainty associated with the STI Performance Unit reaching parity with the value of a share of UDR common stock. The restricted stock awards, STI Unit awards, and STI Performance Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period.

In January 2022, certain officers of the Company were awarded STI Unit grants under the 2022 Long-Term Incentive Program (“2022 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $51.10 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period.

Long-Term Incentive Compensation

In January 2024, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2024 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2024 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2024 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2024 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.64 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.72 per unit on the grant date, inclusive of an 8.3% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.57 per unit on the grant date, inclusive of a 3.9% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $4.22 per unit on the grant date, inclusive of an 8.3% discount, a volatility factor of 30.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.04%, and an annual dividend yield of 3.5%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $4.37 per unit on the grant date, inclusive of a 3.9% discount, a volatility factor of 28.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.03%, and an annual dividend yield of 3.5%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $47.21 per share for the comparable apartment REITs component and $44.86 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $22.86 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $21.74 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Performance Unit grant based upon relative TSR

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

was valued for compensation expense purposes at $5.96 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $5.93 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 31.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.03%, and an annual dividend yield of 3.3%.

In January 2023, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2023 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2023 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2023 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2023 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.59 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.58 per unit on the grant date, inclusive of an 8.9% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.45 per unit on the grant date, inclusive of a 4.4% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $4.12 per unit on the grant date, inclusive of an 8.9% discount, a volatility factor of 29.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.09%, and an annual dividend yield of 3.3%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $4.29 per unit on the grant date, inclusive of a 4.4% discount, a volatility factor of 27.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.08%, and an annual dividend yield of 3.3%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $44.85 per share for the comparable apartment REITs component and $43.30 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 36.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $21.62 per unit, inclusive of a 4.4% discount, for the comparable apartment REITs component and $20.89 per unit, inclusive of a 4.4% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 36.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $6.02 per unit, inclusive of a 4.4% discount, for the comparable apartment REITs component and $5.86 per unit, inclusive of a 4.4% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.08%, and an annual dividend yield of 3.2%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

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

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022, were $1.0 million, $1.1 million, and $1.7 million, respectively.

11. INCOME TAXES

For 2024, 2023, and 2022, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2024, 2023 and 2022 (unaudited):

	Year Ended December 31,
	2024	2023	2022
Ordinary income	$1.5935	$1.4384	$1.3329
Qualified ordinary income	0.0001	0.0001	0.0001
Long-term capital gain	0.0458	0.1697	0.1521
Unrecaptured section 1250 gain	0.0556	0.0318	0.0174
Total	$1.6950	$1.6400	$1.5025

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax (benefit)/provision
Current
Federal	$314	$69	$—
State	1,192	2,036	440
Total current	1,506	2,105	440
Deferred
Federal	(103)	26	(27)
State	(476)	23	(16)
Investment tax credit	(48)	(48)	(48)
Total deferred	(627)	1	(91)
Total income tax (benefit)/provision	$879	$2,106	$349

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets:
Federal and state tax attributes	$55	$28	$157
Other	142	153	64
Total deferred tax assets	197	181	221
Valuation allowance	(27)	(27)	(33)
Net deferred tax assets	170	154	188
Deferred tax liabilities:
Book/tax depreciation and basis	(878)	(881)	(876)
Other	(73)	(76)	(67)
Total deferred tax liabilities	(951)	(957)	(943)
Net deferred tax assets/(liabilities)	$(781)	$(803)	$(755)

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2024, 2023, and 2022 as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$251	$105	$(109)
State income tax provision	1,233	2,054	914
Other items	—	—	(409)
Solar credit amortization	(48)	(48)	(48)
ITC basis adjustment	(557)	—	—
Valuation allowance	—	(5)	1
Total income tax provision/(benefit)	$879	$2,106	$349

As of December 31, 2024, the Company had federal net operating loss carryovers (“NOL”) of $23.9 million expiring in 2030 through 2033 and state NOLs of $64.5 million expiring in 2028 through 2031. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The Company’s Tax benefit/(provision), net was $(0.9) million, $(2.1) million and $(0.3) million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease of $1.2 million was primarily attributable to a decrease in state taxes and a decrease in dispositions for the tax year ended December 31, 2024. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2024 and 2023, UDR has no material unrecognized income tax benefits/(provisions), net.

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2022 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at beginning of year	$961,087	$839,850
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	148,362	(10,211)
OP Units issued for real estate, net	—	141,359
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(73,196)	(30,569)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	6,246	30,104
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(52,250)	(39,072)
Redeemable Long-Term and Short-Term Incentive Plan Units	27,175	29,857
Allocation of other comprehensive income/(loss)	(69)	(231)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at end of year	$1,017,355	$961,087

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million, less than $(0.1) million, and less than $(0.1) million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2024 and 2023 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$247,849	$243,546	$—	$—	$243,546
Equity securities (c)	1,281	1,281	1,281	—	—
Derivatives - Interest rate contracts (d)	3,227	3,227	—	3,227	—
Total assets	$252,357	$248,054	$1,281	$3,227	$243,546

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,115,999	$1,039,482	$—	$—	$1,039,482
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	9,361	9,361	—	—	9,361
Commercial paper program	289,900	289,900	—	—	289,900
Unsecured notes	4,408,376	3,897,187	—	—	3,897,187
Total liabilities	$5,850,636	$5,262,930	$—	$—	$5,262,930

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,017,355	$1,017,355	$—	$1,017,355	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

			Fair Value at December 31, 2023, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2023 (a)	2023	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$228,825	$222,755	$—	$—	$222,755
Equity securities (c)	7,210	7,210	7,210	—	—
Derivatives - Interest rate contracts (d)	10,103	10,103	—	10,103	—
Total assets	$246,138	$240,068	$7,210	$10,103	$222,755

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,215,228	$1,124,140	$—	$—	$1,124,140
Secured debt instruments - variable rate: (e)
Mortgage notes payable	40,017	40,017	—	—	40,017
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	4,593	4,593	—	—	4,593
Commercial paper program	408,075	408,075	—	—	408,075
Unsecured notes	4,129,010	3,611,697	—	—	3,611,697
Total liabilities	$5,823,923	$5,215,522	$—	$—	$5,215,522

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$961,087	$961,087	$—	$961,087	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on December 31, 2024 and 2023. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 14, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 12, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2024 and 2023.

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

DECEMBER 31, 2024

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2024, 2023, and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2025, the Company estimates that an additional $2.3 million will be reclassified as a decrease to Interest expense.

As of December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	3	$194,880

During the year ended December 31, 2024, the Company entered into and settled three treasury lock arrangements to hedge all the interest rate risk associated with the $300.0 million senior medium-term notes issued in August 2024. This resulted in a deferred gain of $4.1 million which is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and will be reclassified into earnings over the life of the debt issued.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2024, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	$3,227	$10,103	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022	2024	2023	2022	2024	2023	2022

Interest rate products	$5,988	$3,872	$14,489	$7,333	$7,533	$998	$—	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

	Year Ended
	December 31,
	2024	2023	2022
Total amount of Interest expense presented on the Consolidated Statements of Operations	$195,712	$180,866	$155,900

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The table below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2024 and 2023 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2024	$3,227	$—	$3,227	$—	$—	$3,227

December 31, 2023	$10,103	$—	$10,103	$—	$—	$10,103
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

15. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at December 31, 2024 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — redevelopment (b)	10	$68,871	$84,910
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	61,112	49,888
Total		$129,983	$134,798
(a)	Represents UDR’s investment as of December 31, 2024.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

(c)	As of December 31, 2024, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia and the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of December 31, 2024, there is no liability recorded.

16. REPORTABLE SEGMENTS

GAAP guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s CODM is comprised of our Chairman and Chief Executive Officer, President, Chief Investment Officer and Chief Financial Officer, and Chief Operating Officer, who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). NOI is used to evaluate operating performance because it provides relevant and useful information by reflecting only rental income and rental expenses that are incurred at the property level and presenting it on an unlevered basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing, which align with the segment-level information that is regularly provided to our CODM. Excluded from NOI is property management expense, which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s CODM utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2023 and held as of December 31, 2024. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a Same-Store Community and Non-Mature Community/Other basis, as well as individually and geographically. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the CODM.

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2024, 2023, and 2022.

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

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2024, 2023, and 2022, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

	Year Ended December 31, (a)
	2024	2023	2022
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$476,057	$463,889	$441,428
Mid-Atlantic Region	311,666	301,841	287,123
Northeast Region	308,717	299,950	271,632
Southeast Region	226,430	226,448	210,026
Southwest Region	149,850	151,410	143,616
Non-Mature Communities/Other	135,199	126,972	111,011
Total segment and consolidated lease revenue	$1,607,919	$1,570,510	$1,464,836

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$12,104	$11,672	$11,899
Mid-Atlantic Region	13,725	11,772	10,867
Northeast Region	8,075	7,343	7,033
Southeast Region	11,069	9,411	8,822
Southwest Region	7,081	6,334	5,820
Non-Mature Communities/Other	3,552	3,616	3,087
Total segment and consolidated other revenue	$55,606	$50,148	$47,528

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$488,161	$475,561	$453,327
Mid-Atlantic Region	325,391	313,613	297,990
Northeast Region	316,792	307,293	278,665
Southeast Region	237,499	235,859	218,848
Southwest Region	156,931	157,744	149,436
Non-Mature Communities/Other	138,751	130,588	114,098
Total segment and consolidated rental income	$1,663,525	$1,620,658	$1,512,364

Total reportable apartment home segment operating expenses
Same-Store Communities
Personnel	$67,595	$60,918	$59,919
Utilities	67,112	65,133	58,771
Repair and maintenance	93,779	89,210	80,482
Administrative and marketing	33,922	30,123	27,947
Real estate taxes	186,848	183,546	177,354
Insurance	23,130	24,013	26,380
Non-Mature Communities/Other (b)	52,316	52,945	41,119
Total segment and consolidated operating expenses	$524,702	$505,888	$471,972

Reportable apartment home segment NOI
Same-Store Communities
West Region	$361,734	$355,089	$337,946
Mid-Atlantic Region	223,882	216,435	205,221
Northeast Region	205,519	202,168	180,724
Southeast Region	162,216	162,184	149,002
Southwest Region	99,037	101,251	94,520
Non-Mature Communities/Other	86,435	77,643	72,979
Total segment and consolidated NOI	1,138,823	1,114,770	1,040,392

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

	Year Ended December 31, (a)
	2024	2023	2022
Reconciling items:
Joint venture management and other fees	8,317	6,843	5,022
Property management	(54,065)	(52,671)	(49,152)
Other operating expenses	(30,416)	(20,222)	(17,493)
Real estate depreciation and amortization	(676,068)	(676,419)	(665,228)
General and administrative	(84,305)	(69,929)	(64,144)
Casualty-related (charges)/recoveries, net	(15,179)	(3,138)	(9,733)
Other depreciation and amortization	(19,405)	(15,419)	(14,344)
Gain/(loss) on sale of real estate owned	16,867	351,193	25,494
Income/(loss) from unconsolidated entities	20,235	4,693	4,947
Interest expense	(195,712)	(180,866)	(155,900)
Interest income and other income/(expense), net	(12,336)	17,759	(6,933)
Tax (provision)/benefit, net	(879)	(2,106)	(349)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(6,246)	(30,104)	(5,613)
Net (income)/loss attributable to noncontrolling interests	(46)	(31)	(42)
Net income/(loss) attributable to UDR, Inc.	$89,585	$444,353	$86,924
(a)	Same-Store Community population consisted of 51,428 apartment homes.
(b)	Non-Mature Communities/Other operating expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,	December 31,
	2024	2023
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,431,522	$4,366,038
Mid-Atlantic Region	3,258,192	3,205,036
Northeast Region	3,720,811	3,672,720
Southeast Region	1,635,360	1,589,605
Southwest Region	1,348,899	1,330,063
Non-Mature Communities/Other	1,818,579	1,860,397
Total segment assets	16,213,363	16,023,859
Accumulated depreciation	(6,901,026)	(6,267,830)
Total segment assets — net book value	9,312,337	9,756,029
Reconciling items:
Cash and cash equivalents	1,326	2,922
Restricted cash	34,101	31,944
Notes receivable, net	247,849	228,825
Investment in and advances to unconsolidated joint ventures, net	917,483	952,934
Operating lease right-of-use assets	186,997	190,619
Other assets	197,493	209,969
Total consolidated assets	$10,897,586	$11,373,242
(a)	Same-Store Community population consisted of 51,428 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2024

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

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2024

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$30,542	$22,957	$56,599	$79,556	$46,678	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	118,025	117,778	210,220	327,998	181,319	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	18,784	9,590	39,735	49,325	32,272	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	6,343	11,141	9,560	20,701	7,176	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	61,909	71,693	98,814	170,507	80,443	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	57,747	63,850	102,749	166,599	76,465	1968/2000/2016	Mar-05
Beach & Ocean	—	12,878	—	12,878	41,800	13,587	41,091	54,678	24,345	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	133,312	25,992	132,320	158,312	82,868	2013	Oct-11
The Residences at Pacific City	—	78,085	—	78,085	283,690	79,492	282,283	361,775	122,452	2018	Jan-14
ORANGE COUNTY, CA	—	365,353	271,946	637,299	752,152	416,080	973,371	1,389,451	654,018
2000 Post Street	—	9,861	44,578	54,439	48,013	14,748	87,704	102,452	59,840	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	13,215	1,729	32,547	34,276	23,098	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	33,352	8,436	55,780	64,216	45,364	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	17,613	1,598	46,155	47,753	31,678	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	11,569	23,100	50,767	73,867	41,466	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	44,137	16,868	71,837	88,705	60,335	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	11,103	11,721	22,385	34,106	16,145	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,993	5,790	30,115	35,905	23,785	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	15,389	30,862	99,056	129,918	73,157	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	15,017	1,248	56,878	58,126	41,289	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	26,863	14,781	100,439	115,220	62,799	1999	Apr-11
Channel @ Mission Bay	—	23,625	-	23,625	136,257	24,511	135,371	159,882	83,741	2014	Sep-10
5421 at Dublin Station	—	8,922	-	8,922	118,436	8,931	118,427	127,358	16,717	2022	Sep-16
HQ	—	19,938	65,816	85,754	645	19,942	66,457	86,399	9,207	2021	Sep-22
Residences at Lake Merritt	—	8,664	56,876	65,540	971	8,664	57,847	66,511	3,609	2023	Dec-23
SAN FRANCISCO, CA	27,000	183,189	536,932	720,121	504,573	192,929	1,031,765	1,224,694	592,230
Crowne Pointe	—	2,486	6,437	8,923	12,732	3,354	18,301	21,655	14,494	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	8,472	3,262	14,792	18,054	12,227	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	7,085	6,463	29,108	35,571	22,341	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	12,529	7,628	42,671	50,299	30,855	2000	May-08
Island Square	—	21,284	89,389	110,673	17,118	22,046	105,745	127,791	73,317	2007	Jul-08
elements too	—	27,468	72,036	99,504	27,111	30,528	96,087	126,615	81,107	2010	Feb-10
989elements	—	8,541	45,990	54,531	9,782	8,724	55,589	64,313	37,749	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	2,373	6,504	41,202	47,706	24,695	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	7,434	8,493	132,167	140,660	56,238	2009	Oct-16
TEN20	—	5,247	76,587	81,834	7,723	5,313	84,244	89,557	36,359	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	2,526	6,073	65,470	71,543	32,054	2016	Nov-16
CityLine	—	11,220	85,787	97,007	2,045	11,317	87,735	99,052	41,927	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	712	3,728	57,550	61,278	23,620	2018	Jan-19
Brio	—	21,780	147,188	168,968	5,520	21,870	152,618	174,488	31,524	2020	Jul-21
SEATTLE, WA	—	137,662	867,758	1,005,420	123,162	145,303	983,279	1,128,582	518,507
Boronda Manor	—	1,946	8,982	10,928	14,121	3,507	21,542	25,049	15,521	1979	Dec-98
Garden Court	—	888	4,188	5,076	8,339	1,873	11,542	13,415	8,356	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	22,077	5,994	32,005	37,999	24,073	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	9,228	2,563	13,084	15,647	10,097	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	39,634	10,589	59,287	69,876	43,366	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	14,739	3,891	20,920	24,811	15,600	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	10,111	2,456	14,318	16,774	10,239	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	118,249	30,873	172,698	203,571	127,252
Rosebeach	—	8,414	17,449	25,863	9,575	9,108	26,330	35,438	21,492	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	13,067	40,213	49,119	89,332	36,285	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	52,811	51,688	151,669	203,357	110,080	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	106,461	62,833	99,279	162,112	79,222	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	181,914	163,842	326,397	490,239	247,079
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	67,232	24,761	59,673	84,434	54,351	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	12,749	6,580	35,429	42,009	27,548	2001	Nov-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2024

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Strata	—	14,278	84,242	98,520	3,296	14,500	87,316	101,816	25,354	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	83,277	45,841	182,418	228,259	107,253
Tualatin Heights	—	3,273	9,134	12,407	12,910	4,543	20,774	25,317	16,781	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	11,151	6,998	25,037	32,035	21,142	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	24,061	11,541	45,811	57,352	37,923
TOTAL WEST REGION	27,000	897,907	2,036,853	2,934,760	1,787,388	1,006,409	3,715,739	4,722,148	2,284,262
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	19,455	4,763	31,286	36,049	24,487	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	12,396	3,345	19,804	23,149	16,778	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	21,753	11,958	39,823	51,781	31,198	1938	May-02
The Whitmore	—	6,418	13,411	19,829	29,069	7,930	40,968	48,898	35,385	1962/2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	19,353	6,721	38,330	45,051	31,042	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	42,807	51,488	53,977	105,465	42,737	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	25,279	15,244	59,847	75,091	50,574	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	9,506	356	69,281	69,637	50,095	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	24,908	2,212	127,509	129,721	94,334	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	12,431	21,714	79,088	100,802	57,179	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	10,122	5,788	107,985	113,773	69,892	2009	Jun-11
Capitol View on 14th	—	31,393	—	31,393	100,675	31,505	100,563	132,068	64,056	2013	Sep-07
Domain College Park	—	7,300	—	7,300	63,449	7,578	63,171	70,749	39,476	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	7,086	10,014	74,842	84,856	35,906	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	10,264	28,323	121,568	149,891	67,118	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	10,601	16,047	117,659	133,706	55,540	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	15,658	51,943	174,324	226,267	95,659	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	16,122	14,970	99,683	114,653	56,817	2000	Oct-15
Newport Village	127,600	50,046	177,454	227,500	28,239	51,174	204,565	255,739	115,231	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	5,997	27,887	134,137	162,024	47,583	2006	Aug-19
Station on Silver	—	16,661	109,198	125,859	2,100	16,760	111,199	127,959	31,418	2018	Dec-20
Seneca Place	—	21,184	98,173	119,357	13,389	21,278	111,468	132,746	31,441	1985	Jun-21
Canterbury Apartments	—	24,456	100,011	124,467	13,937	24,596	113,808	138,404	31,668	1986	Aug-21
The MO	—	27,135	—	27,135	115,881	27,135	115,881	143,016	12,685	2023	Jan-19
METROPOLITAN, D.C.	288,530	408,987	1,632,031	2,041,018	630,477	460,729	2,210,766	2,671,495	1,188,299
Calvert's Walk	—	4,408	24,692	29,100	15,677	5,837	38,940	44,777	31,545	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	22,117	12,605	66,852	79,457	46,692	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	5,959	5,084	46,174	51,258	30,168	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	11,287	15,834	78,803	94,637	30,650	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	12,647	12,797	91,296	104,093	29,964	2009	Nov-19
1274 at Towson	—	7,807	46,238	54,045	4,423	7,827	50,641	58,468	11,943	2020	Sep-21
Quarters at Towson Town Center	—	16,111	106,453	122,564	18,853	16,205	125,212	141,417	43,090	2008	Nov-21
BALTIMORE, MD	58,600	72,736	410,408	483,144	90,963	76,189	497,918	574,107	224,052
Gayton Pointe Townhomes	—	826	5,148	5,974	34,795	3,947	36,822	40,769	35,027	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	16,320	3,216	28,187	31,403	21,381	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	14,466	4,591	41,346	45,937	34,642	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	42,137	6,338	49,302	55,640	45,402	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	107,718	18,092	155,657	173,749	136,452
TOTAL MID-ATLANTIC REGION	347,130	486,846	2,103,347	2,590,193	829,158	555,010	2,864,341	3,419,351	1,548,803
NORTHEAST REGION
Garrison Square	-	6,475	91,027	97,502	31,227	6,873	121,856	128,729	79,938	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	10,741	6,764	44,885	51,649	29,827	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	22,972	20,511	111,335	131,846	74,881	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	23,456	11,991	73,601	85,592	49,886	2005	Apr-11
100 Pier 4	-	24,584	—	24,584	208,882	24,861	208,605	233,466	101,060	2015	Dec-15
345 Harrison	-	32,938	—	32,938	333,549	45,029	321,458	366,487	113,618	2018	Nov-11
Currents on the Charles	-	12,580	70,149	82,729	4,230	12,824	74,135	86,959	27,375	2015	Jun-19
The Commons at Windsor Gardens	-	34,609	225,515	260,124	32,339	35,097	257,366	292,463	97,424	1969	Aug-19

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2024

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Charles River Landing	-	17,068	112,777	129,845	6,459	17,389	118,915	136,304	39,561	2010	Nov-19
Lenox Farms	-	17,692	115,899	133,591	18,552	18,004	134,139	152,143	43,869	2009	Nov-19
Union Place	51,053	9,902	72,242	82,144	9,281	10,178	81,247	91,425	22,389	2005	Jan-21
Bradlee Danvers	-	28,669	175,114	203,783	14,507	28,697	189,593	218,290	34,130	1874/2008	Jun-22
BOSTON, MA	228,553	222,295	1,036,863	1,259,158	716,195	238,218	1,737,135	1,975,353	713,958
10 Hanover Square	—	41,432	218,983	260,415	38,098	42,107	256,406	298,513	149,297	2005/2020	Apr-11
21 Chelsea	—	36,399	107,154	143,553	18,521	36,541	125,533	162,074	76,949	2001	Aug-11
View 34	—	114,410	324,920	439,330	133,070	116,296	456,104	572,400	285,197	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	29,570	58,878	294,584	353,462	186,653	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	219,259	253,822	1,132,627	1,386,449	698,096
Park Square	—	10,365	96,050	106,415	4,309	10,682	100,042	110,724	37,862	2018	May-19
The Smith Valley Forge	—	17,853	95,973	113,826	2,671	17,871	98,626	116,497	22,690	2019	Sep-21
322 on North Broad	—	12,240	124,524	136,764	11,456	12,259	135,961	148,220	32,596	2018	Sep-21
The George Apartments	—	17,341	—	17,341	49,932	17,366	49,907	67,273	8,301	2022	Aug-20
PHILADELPHIA, PA	—	57,799	316,547	374,346	68,368	58,178	384,536	442,714	101,449
TOTAL NORTHEAST REGION	228,553	529,972	2,270,722	2,800,694	1,003,822	550,218	3,254,298	3,804,516	1,513,503
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	20,465	4,566	22,785	27,351	17,992	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	22,468	4,489	22,217	26,706	22,057	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	18,637	3,385	27,294	30,679	23,385	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	17,110	3,841	22,226	26,067	18,911	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	29,106	11,281	48,677	59,958	41,542	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	25,055	13,002	59,780	72,782	45,871	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	27,394	16,108	55,560	71,668	45,659	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	5,273	6,831	94,487	101,318	37,316	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	3,729	4,556	47,363	51,919	17,985	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	9,202	10,642	81,562	92,204	27,495	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	12,105	11,773	119,795	131,568	37,669	1997/1999	Nov-20
Meridian	—	6,611	-	6,611	125,470	6,612	125,469	132,081	4,360	2024	May-21
TAMPA, FL	—	71,613	436,674	508,287	316,014	97,086	727,215	824,301	340,242
Seabrook	—	1,846	4,155	6,001	13,388	3,680	15,709	19,389	13,929	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	29,028	4,192	37,445	41,637	33,822	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	22,519	3,289	26,595	29,884	24,484	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	16,203	3,083	23,815	26,898	21,002	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	17,387	4,809	27,731	32,540	24,488	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	17,474	3,442	24,856	28,298	19,717	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	12,410	2,059	18,131	20,190	14,081	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	10,663	4,972	27,101	32,073	21,897	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	22,091	8,211	33,432	41,643	25,070	1992/2007	Aug-06
Arbors at Maitland Summit	—	15,929	158,079	174,008	21,357	16,010	179,355	195,365	51,902	1998	Oct-21
Essex Luxe	—	9,068	94,487	103,555	1,331	9,098	95,788	104,886	21,525	2020	Oct-21
ORLANDO, FL	—	47,621	341,331	388,952	183,851	62,845	509,958	572,803	271,917
Legacy Hill	—	1,148	5,867	7,015	14,254	2,255	19,014	21,269	16,472	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	21,114	3,024	31,143	34,167	23,499	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	50,932	5,201	47,848	53,049	34,413	1999	Dec-95
Brookridge	—	708	5,461	6,169	10,834	1,761	15,242	17,003	12,395	1986	Mar-96
Breckenridge	—	766	7,714	8,480	9,768	1,960	16,288	18,248	13,065	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	13,611	3,050	28,036	31,086	21,716	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	21,464	4,634	44,686	49,320	33,579	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	22,876	7,324	36,428	43,752	31,482	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	164,853	29,209	238,685	267,894	186,621
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	24,590	17,373	79,586	96,959	64,259	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	24,590	17,373	79,586	96,959	64,259
TOTAL SOUTHEAST REGION	—	150,635	922,014	1,072,649	689,308	206,513	1,555,444	1,761,957	863,039
SOUTHWEST REGION

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2024

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Thirty377	25,000	24,036	32,951	56,987	25,983	26,585	56,385	82,970	45,444	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	37,704	23,823	130,865	154,688	98,942	2005/06/07	Mar-08
Addison Apts at The Park	-	22,041	11,228	33,269	23,821	32,036	25,054	57,090	18,293	1977/78/79	May-07
Addison Apts at The Park I	-	7,903	554	8,457	9,402	11,058	6,801	17,859	5,697	1970	May-07
Addison Apts at The Park II	-	10,440	634	11,074	3,241	8,458	5,857	14,315	4,586	1975	May-07
Savoye	-	8,432	50,483	58,915	7,263	9,097	57,081	66,178	18,986	2009	Nov-19
Savoye 2	-	6,451	56,615	63,066	5,830	7,067	61,829	68,896	20,517	2011	Nov-19
Fiori on Vitruvian Park	44,903	7,934	78,575	86,509	6,589	8,767	84,331	93,098	28,847	2013	Nov-19
Vitruvian West Phase I	41,317	6,273	61,418	67,691	4,387	6,676	65,402	72,078	22,421	2018	Nov-19
Vitruvian West Phase II	-	6,451	15,798	22,249	40,498	6,670	56,077	62,747	15,443	2021	Nov-19
Vitruvian West Phase III	-	7,141	2,754	9,895	65,163	7,385	67,673	75,058	11,979	2022	Nov-19
Villas at Fiori	-	9,921	776	10,697	41,770	9,970	42,497	52,467	2,788	2024	Nov-19
The Canal	41,222	12,671	98,813	111,484	5,284	12,780	103,988	116,768	26,939	2017	Apr-21
Cool Springs at Frisco Bridges	89,510	18,325	151,982	170,307	22,680	18,460	174,527	192,987	48,325	2012	May-21
Central Square at Frisco	37,090	7,661	52,455	60,116	2,423	7,678	54,861	62,539	5,455	2018	Aug-23
Villaggio	32,234	6,186	41,813	47,999	2,360	6,195	44,164	50,359	4,479	2016	Aug-23
Lofts at Palisades	39,882	8,198	56,143	64,341	1,266	8,200	57,407	65,607	5,718	2018	Aug-23
Flats at Palisades	32,038	5,546	43,854	49,400	3,695	5,551	47,544	53,095	4,870	2017	Aug-23
DALLAS, TX	473,196	192,492	856,948	1,049,440	309,359	216,456	1,142,343	1,358,799	389,729
Barton Creek Landing	-	3,151	14,269	17,420	28,542	6,096	39,866	45,962	35,416	1986/2012	Mar-02
Residences at the Domain	-	4,034	55,256	59,290	19,426	5,084	73,632	78,716	54,417	2007	Aug-08
Red Stone Ranch	-	5,084	17,646	22,730	16,046	5,810	32,966	38,776	21,172	2000	Apr-12
Lakeline Villas	-	4,148	16,869	21,017	12,982	4,961	29,038	33,999	18,285	2002	Apr-12
Estancia Villas	27,895	6,384	52,946	59,330	3,220	6,399	56,151	62,550	5,529	2018	Aug-23
Palo Verde	39,024	5,975	57,880	63,855	2,633	6,004	60,484	66,488	5,875	2019	Aug-23
AUSTIN, TX	66,919	28,776	214,866	243,642	82,849	34,354	292,137	326,491	140,694
Steele Creek	—	8,586	130,400	138,986	10,036	8,906	140,116	149,022	54,598	2015	Oct-17
Cirrus	—	13,853	—	13,853	88,819	14,016	88,656	102,672	14,846	2022	Feb-19
DENVER, CO	—	22,439	130,400	152,839	98,855	22,922	228,772	251,694	69,444
TOTAL SOUTHWEST REGION	540,115	243,707	1,202,214	1,445,921	491,063	273,732	1,663,252	1,936,984	599,867
TOTAL OPERATING COMMUNITIES	1,142,798	2,309,067	8,535,150	10,844,217	4,800,739	2,591,882	13,053,074	15,644,956	6,809,474
LAND
Vitruvian Park®	—	22,547	1,467	24,014	15,837	30,320	9,531	39,851	831
Alameda Point Block 11	—	25,006	—	25,006	8,436	25,006	8,436	33,442	-
Newport Village II	—	5,237	—	5,237	18,348	5,237	18,348	23,585	-
2727 Turtle Creek	—	90,205	—	90,205	13,933	90,205	13,933	104,138	-
488 Riverwalk	—	16,053	—	16,053	8,140	16,053	8,140	24,193	-
3001 Iowa Ave	—	13,468	—	13,468	15,272	13,468	15,272	28,740	-
TOTAL LAND	—	172,516	1,467	173,983	79,966	180,289	73,660	253,949	831
HELD FOR DISPOSITION
Leonard Pointe	—	38,010	93,204	131,214	2,916	38,130	96,000	134,130	36,598
One William	—	6,422	75,527	81,949	2,490	6,515	77,924	84,439	27,508
TOTAL HELD FOR DISPOSITION	—	44,432	168,731	213,163	5,406	44,645	173,924	218,569	64,106
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	31,121	7,793	23,328	31,121	16,143
3001 Iowa Ave Commercial	—	9,882	4,861	14,743	1	9,882	4,862	14,744	804
TOTAL COMMERCIAL	—	9,882	4,861	14,743	31,122	17,675	28,190	45,865	16,947
Other (b)	—	—	—	—	19,906	136	19,770	19,906	927
1745 Shea Center I	—	3,034	20,534	23,568	6,550	3,083	27,035	30,118	8,741
TOTAL CORPORATE	—	3,034	20,534	23,568	26,456	3,219	46,805	50,024	9,668
TOTAL COMMERCIAL & CORPORATE	—	12,916	25,395	38,311	57,578	20,894	74,995	95,889	26,615
Deferred Financing Costs and Other Non-Cash Adjustments	(3,467)
TOTAL REAL ESTATE OWNED	$1,139,331	$2,538,931	$8,730,743	$11,269,674	$4,943,689	$2,837,710	$13,375,653	$16,213,363	$6,901,026

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2024

(In thousands)

(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $15.6 billion at December 31, 2024 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2024

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2024	2023	2022
Balance at beginning of the year	$16,023,859	$15,570,072	$14,740,803
Real estate acquired (including joint venture consolidation)	—	410,581	409,263
Capital expenditures and development	295,548	441,606	444,009
Real estate sold	(106,044)	(398,400)	(24,003)
Balance at end of the year	$16,213,363	$16,023,859	$15,570,072

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2024	2023	2022
Balance at beginning of the year	$6,267,830	$5,762,501	$5,137,096
Depreciation expense for the year	660,805	668,899	634,424
Accumulated depreciation on sales	(27,609)	(163,570)	(9,019)
Balance at end of year	$6,901,026	$6,267,830	$5,762,501