Form 10-Q
period 2025-03-31
UDR, Inc.
filed 2025-05-01
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 28, 2025 was 331,295,838.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate owned:
Real estate held for investment	$16,022,078	$15,994,794
Less: accumulated depreciation	(6,996,685)	(6,836,920)
Real estate held for investment, net	9,025,393	9,157,874
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	33,535	—
Real estate held for disposition (net of accumulated depreciation of $0 and $64,106, respectively)	—	154,463
Total real estate owned, net of accumulated depreciation	9,058,928	9,312,337

Cash and cash equivalents	1,250	1,326
Restricted cash	32,071	34,101
Notes receivable, net	365,833	247,849
Investment in and advances to unconsolidated joint ventures, net	919,814	917,483
Operating lease right-of-use assets	186,066	186,997
Other assets	181,450	197,493
Total assets	$10,745,412	$10,897,586

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,137,826	$1,139,331
Unsecured debt, net	4,673,383	4,687,634
Operating lease liabilities	181,359	182,275
Real estate taxes payable	36,646	46,403
Accrued interest payable	28,055	52,631
Security deposits and prepaid rent	52,266	61,592
Distributions payable	153,756	151,720
Accounts payable, accrued expenses, and other liabilities	93,268	115,105
Total liabilities	6,356,559	6,436,691

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,057,474	1,017,355

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at March 31, 2025 and December 31, 2024:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	43,192	43,192
Series F; 10,374,696 and 10,424,485 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at March 31, 2025 and December 31, 2024:
331,174,564 and 330,858,719 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,312	3,309
Additional paid-in capital	7,575,098	7,572,480
Distributions in excess of net income	(4,293,032)	(4,179,415)
Accumulated other comprehensive income/(loss), net	2,473	3,638
Total stockholders’ equity	3,331,044	3,443,205
Noncontrolling interests	335	335
Total equity	3,331,379	3,443,540
Total liabilities and equity	$10,745,412	$10,897,586

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
REVENUES:
Rental income	$419,836	$411,669
Joint venture management and other fees	2,112	1,965
Total revenues	421,948	413,634
OPERATING EXPENSES:
Property operating and maintenance	75,990	73,478
Real estate taxes and insurance	58,745	58,795
Property management	13,645	13,379
Other operating expenses	8,059	6,828
Real estate depreciation and amortization	161,394	169,858
General and administrative	19,495	17,810
Casualty-related charges/(recoveries), net	3,297	6,278
Other depreciation and amortization	7,067	4,316
Total operating expenses	347,692	350,742
Gain/(loss) on sale of real estate owned	47,939	16,867
Operating income	122,195	79,759

Income/(loss) from unconsolidated entities	5,814	9,085
Interest expense	(47,701)	(48,062)
Interest income and other income/(expense), net	1,921	5,865
Income/(loss) before income taxes	82,229	46,647
Tax (provision)/benefit, net	(158)	(337)
Net income/(loss)	82,071	46,310
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,339)	(3,149)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	76,720	43,149
Distributions to preferred stockholders — Series E (Convertible)	(1,206)	(1,231)
Net income/(loss) attributable to common stockholders	$75,514	$41,918

Income/(loss) per weighted average common share:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13

Weighted average number of common shares outstanding:
Basic	330,628	328,823
Diluted	331,717	328,954

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income/(loss)	$82,071	$46,310
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	108	6,664
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,367)	(1,995)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1,259)	4,669
Comprehensive income/(loss)	80,812	50,979
Comprehensive (income)/loss attributable to noncontrolling interests	(5,257)	(3,509)
Comprehensive income/(loss) attributable to UDR, Inc.	$75,555	$47,470

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	76,720	—	—	76,720
Other comprehensive income/(loss)	—	—	—	—	(1,165)	—	(1,165)
Issuance/(forfeiture) of common and restricted shares, net	—	2	854	—	—	—	856
Issuance of common shares through public offering, net	—	—	(454)	—	—	—	(454)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	2,218	—	—	—	2,219
Common stock distributions declared ($0.43 per share)	—	—	—	(142,519)	—	—	(142,519)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,206)	—	—	(1,206)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(46,612)	—	—	(46,612)
Balance at March 31, 2025	$43,193	$3,312	$7,575,098	$(4,293,032)	$2,473	$335	$3,331,379

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	43,149	—	—	43,149
Other comprehensive income/(loss)	—	—	—	—	4,321	—	4,321
Issuance/(forfeiture) of common and restricted shares, net	—	1	85	—	—	—	86
Issuance of common shares through public offering, net	—	—	(418)	—	—	—	(418)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,286	—	—	—	7,288
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($0.425 per share)	—	—	—	(140,025)	—	—	(140,025)
Preferred stock distributions declared-Series E ($0.4602 per share)	—	—	—	(1,231)	—	—	(1,231)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	14,629	—	—	14,629
Balance at March 31, 2024	$44,615	$3,293	$7,500,170	$(3,638,370)	$9,235	$335	$3,919,278

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income/(loss)	$82,071	$46,310
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	168,461	174,174
(Gain)/loss on sale of real estate owned	(47,939)	(16,867)
(Income)/loss from unconsolidated entities	(5,814)	(9,085)
Return on investment in unconsolidated joint ventures and partnerships	4,700	4,596
Amortization of share-based compensation	7,498	7,258
Other	8,664	10,377
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	8,208	1,447
Increase/(decrease) in operating liabilities	(69,633)	(50,611)
Net cash provided by/(used in) operating activities	156,216	167,599

Investing Activities
Proceeds from sales of real estate investments, net	203,565	98,650
Development of real estate assets	(8,835)	(30,595)
Capital expenditures and other major improvements — real estate assets	(52,990)	(52,563)
Capital expenditures — non-real estate assets	(8,877)	(4,583)
Investment in unconsolidated joint ventures and partnerships	(4,209)	(1,105)
Distributions received from unconsolidated joint ventures and partnerships	3,726	4,289
Proceeds from sale of equity securities	—	4,624
Repayment/(issuance) of notes receivable, net	(114,564)	(270)
Net cash provided by/(used in) investing activities	17,816	18,447

Financing Activities
Payments on secured debt	(1,485)	(40,749)
Net proceeds/(repayment) of commercial paper	(39,900)	(18,075)
Net proceeds/(repayment) of revolving bank debt	25,285	22,467
Distributions paid to redeemable noncontrolling interests	(9,819)	(10,452)
Distributions paid to preferred stockholders	(1,185)	(1,210)
Distributions paid to common stockholders	(140,729)	(138,247)
Other	(8,305)	(2,680)
Net cash provided by/(used in) financing activities	(176,138)	(188,946)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,106)	(2,900)
Cash, cash equivalents, and restricted cash, beginning of year	35,427	34,866
Cash, cash equivalents, and restricted cash, end of period	$33,321	$31,966

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$71,942	$69,197
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,126	3,126
Cash paid/(refunds received) for income taxes	—	(51)
Non-cash transactions:
Development costs and capital expenditures incurred, but not yet paid	$16,318	$34,728
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (51,115 shares and 190,278 shares, respectively)	2,219	7,288
Dividends declared, but not yet paid	153,756	151,512

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,326	$2,922
Restricted cash	34,101	31,944
Total cash, cash equivalents, and restricted cash as shown above	$35,427	$34,866
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$1,250	$2,116
Restricted cash	32,071	29,850
Total cash, cash equivalents, and restricted cash as shown above	$33,321	$31,966

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At March 31, 2025, our consolidated apartment portfolio consisted of 167 communities with a total of 55,323 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2025, there were 190.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of March 31, 2025, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.0 million, or 71.0%, were owned by UDR and its subsidiaries and 9.4 million, or 29.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2025.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 2, Significant Accounting Policies and Note 5, Joint Ventures and Partnerships.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. The ASU may be applied either prospectively or retrospectively and is effective for the Company for the year ended December 31, 2027, and interim reporting periods commencing in 2028. We are currently evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

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

MARCH 31, 2025

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2025 and 2024, the Company recorded net credit recoveries/(losses) of zero and less than $(0.1) million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The following table summarizes our Notes receivable, net as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	March 31,	March 31,	December 31,
	2025	2025	2024
Note due March 2025 (b)	12.00%	$42,807	$42,807
Notes due October 2025 and May 2026 (c)	14.30%	220,836	106,271
Note due December 2026 (d)	11.00%	73,728	71,873
Note due December 2026 (e)	11.00%	29,868	29,090
Notes due June 2027 (f)	18.00%	4,671	4,470
Note due September 2027 (g)	7.55%	32,356	31,771
Notes receivable		404,266	286,282
Allowance for credit losses		(38,433)	(38,433)
Total notes receivable, net		$365,833	$247,849
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company had a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, all of which was funded. Interest payments were due monthly, with the exception of payments from June 2022 to maturity, which were accrued and added to the principal balance and were due at maturity of the note. In April 2025, the borrower’s assets were acquired by an unaffiliated third party real estate technology company. In connection with the sale, the Company’s note and accrued interest were settled in full through the receipt of an equity interest in the real estate technology company. The Company has concluded that it does not control the real estate technology company and, therefore, will account for its equity interest as an equity investment.
(c)	The Company has three loans (the “Notes”) with a joint venture that owns a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $205.5 million (exclusive of accrued and unpaid interest and a $37.3 million loan reserve), all of which has been funded. The Notes are senior to the equity in the borrower. In March 2025, the Company acquired the senior loan from the lender for approximately $114.6 million. The senior loan has an interest rate of Term SOFR + 4.05%, a default interest rate of Term SOFR + 12.05%, and a scheduled maturity date in May 2026. The other two Notes have an interest rate of 11.0% and a scheduled maturity date in October 2025, with a one-year extension option remaining. The Company has placed each of the Notes on non-accrual status.
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2025, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which is expected to be completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

principal balance. The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $3.5 million and $6.3 million of interest income for the notes receivable described above during the three months ended March 31, 2025 and 2024, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the three months ended March 31, 2025 is a follows:

Allowance for credit losses as of December 31, 2024	$(38,433)
(Provision)/recovery for credit losses	-
Write-offs charged against allowance	-
Allowance for credit losses as of March 31, 2025	$(38,433)

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2025 and 2024, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2025 and 2024 was $(0.1) million and $0.3 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2025 and December 31, 2024, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2025. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2021 through 2023 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Lease Receivables

During the three months ended March 31, 2025 and 2024, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of March 31, 2025, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $5.6 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.3 million, including its share from unconsolidated joint ventures, as of March 31, 2025.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2025, the Company owned and consolidated 167 communities in 12 states plus the District of Columbia totaling 55,323 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Land	$2,507,895	$2,521,363
Depreciable property — held and used:
Land improvements	274,001	271,702
Building, improvements, and furniture, fixtures and equipment	13,228,249	13,189,796
Real estate intangible assets	11,933	11,933
Under development:
Land and land improvements	13,468	—
Building, improvements, and furniture, fixtures and equipment	20,067	—
Real estate held for disposition:
Land and land improvements	—	44,645
Building, improvements, and furniture, fixtures and equipment	—	135,844
Real estate intangible assets	—	38,080
Real estate owned	16,055,613	16,213,363
Accumulated depreciation	(6,996,685)	(6,901,026)
Real estate owned, net	$9,058,928	$9,312,337

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2025.

Dispositions

In January 2025, the Company sold an operating community located in Brooklyn, New York with a total of 188 apartment homes for gross proceeds of $127.5 million, resulting in a gain of approximately $23.5 million. This operating community was classified as held for disposition as of December 31, 2024.

In January 2025, the Company sold an operating community located in Englewood, New Jersey with a total of 185 apartment homes for gross proceeds of $84.0 million, resulting in a gain of approximately $24.4 million. This operating community was classified as held for disposition as of December 31, 2024.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2025 and 2024, were $2.6 million and $4.2 million, respectively. Total capitalized interest was $2.0 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2025 and 2024.

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

MARCH 31, 2025

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended
	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	2025	2025	2025	2024	2025	2024	2025	2024
Operating:
UDR/MetLife (a)	13	2,834	50.2%	50.2%	$202,918	$206,308	$(1,041)	$(1,846)
UDR/LaSalle	5	1,590	51.0%	51.0%	263,764	267,562	(1,035)	(2,878)
Total Joint Ventures	18	4,424			$466,682	$473,870	$(2,076)	$(4,724)

	Number of	Apartment					Income/(loss) from investments
	Commitments	Homes	Weighted		Investment at		Three Months Ended
Debt and Preferred Equity Program	March 31,	March 31,	Average	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (b)	2025	2025	Rate	Commitment (c)	2025	2024	2025	2024
Preferred equity investments:
Operating	11	6,436	9.6%	$342,498	$383,914	$380,969	$6,221	$8,163

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	63,184	57,344	1,669	5,646
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					447,098	438,313	7,890	13,809

Total investment in and advances to unconsolidated joint ventures, net (a)					$913,780	$912,183	$5,814	$9,085
(a)	As of March 31, 2025 and December 31, 2024, the Company’s negative investment in one UDR/MetLife community of $6.0 million and $5.3 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include three investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the three months ended March 31, 2025, the Company did not enter into or fund any new preferred equity investments and no preferred equity investments were redeemed.

In April 2025, the Company entered into a joint venture agreement with an unaffiliated joint venture partner in an operating community with a total of 256 apartment homes located in Daly City, California. The Company’s preferred equity investment of $13.0 million will earn a preferred return of 12.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint ventures and accounts for its investments under the equity method of accounting.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of March 31, 2025 and December 31, 2024, the Company had deferred fees of $7.4 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The Company recognized management fees of $2.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2025 and 2024.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total real estate, net	$3,365,164	$3,114,375
Investments, at fair value	397,277	372,478
Cash and cash equivalents	66,143	47,932
Other assets	147,221	147,344
Total assets	$3,975,805	$3,682,129

Third party debt, net	$2,249,820	$2,060,135
Accounts payable and accrued liabilities	163,429	158,505
Total liabilities	2,413,249	2,218,640
Total equity	$1,562,556	$1,463,489

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Total revenues	$90,121	$76,256
Property operating expenses	42,420	34,935
Real estate depreciation and amortization	40,973	36,962
Operating income/(loss)	6,728	4,359
Interest expense	(42,279)	(24,537)
Net unrealized/realized gain/(loss) on held investments	15,612	27,400
Other income/(loss)	3,042	(1,828)
Net income/(loss)	$(16,897)	$5,394

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Operating lease right-of-use assets were $186.1 million and $187.0 million, respectively, and the Operating lease liabilities were $181.4 million and $182.3 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 41.2 years and 41.3 years at March 31, 2025 and December 31, 2024, respectively, and the weighted average discount rate was 5.0% at both March 31, 2025 and December 31, 2024.

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2025 are as follows (dollars in thousands):

Ground Leases
2025	$9,332
2026	12,442
2027	12,442
2028	12,442
2029	12,442
Thereafter	393,010
Total future minimum lease payments (undiscounted)	452,110
Difference between future undiscounted cash flows and discounted cash flows	(270,751)
Total operating lease liabilities (discounted)	$181,359

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense:
Contractual lease expense	$3,363	$3,350
Variable lease expense (a)	50	40
Total operating lease expense (b)(c)	$3,413	$3,390
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.9 million, respectively. For the three months ended March 31, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.9 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended March 31, 2025 and 2024, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2025, our apartment home leases generally have initial terms of 12 months or less. As of March 31, 2025, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2025 are as follows (dollars in thousands):

Retail and Commercial Leases
2025	$19,499
2026	26,330
2027	23,216
2028	20,333
2029	15,959
Thereafter	79,499
Total future minimum lease payments (a)	$184,836
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.4 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2025 and December 31, 2024 (dollars in thousands):

	Principal Outstanding		As of March 31, 2025
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2025	2024	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,114,312	$1,115,798	3.49%	3.8	19
Deferred financing costs and other non-cash adjustments (b)	(3,450)	(3,429)
Total fixed rate secured debt, net	1,110,862	1,112,369	3.50%	3.8	19
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	3.15%	7.0	1
Deferred financing costs	(36)	(38)
Total variable rate secured debt, net	26,964	26,962	3.18%	7.0	1
Total Secured Debt, net	1,137,826	1,139,331	3.49%	3.9	20
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (m)	—	—	—%	3.4
Borrowings outstanding under unsecured commercial paper program due April 2025 (e) (m)	250,000	289,900	4.67%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2026 (f)	34,646	9,361	5.19%	0.8
Term Loan due January 2027 (d) (m)	175,000	175,000	5.26%	1.8
Fixed Rate Debt
Term Loan due January 2027 (d) (m)	175,000	175,000	1.43%	1.8
2.95% Medium-Term Notes due September 2026 (m)	300,000	300,000	2.95%	1.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $159 and $176, respectively) (g) (m)	299,841	299,824	4.03%	2.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $331 and $361, respectively) (m)	299,669	299,639	3.50%	2.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $2, respectively) (h) (m)	299,998	299,998	4.27%	3.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $6,578 and $6,921, respectively) (i) (m)	606,578	606,921	3.32%	4.8
3.00% Medium-Term Notes due August 2031 (net of premiums of $7,616 and $7,914, respectively) (j) (m)	607,616	607,914	3.01%	6.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $259 and $267, respectively) (m)	399,741	399,733	2.10%	7.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $959 and $989, respectively) (m)	349,041	349,011	1.90%	8.0
2.10% Medium-Term Notes due June 2033 (net of discounts of $817 and $842, respectively) (m)	299,183	299,158	2.10%	8.2
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,878 and $2,954, respectively) (k) (m)	297,122	297,046	4.95%	9.4
3.10% Medium-Term Notes due November 2034 (net of discounts of $846 and $868, respectively) (l) (m)	299,154	299,132	3.13%	9.6
Deferred financing costs	(19,206)	(20,003)
Total Unsecured Debt, net	4,673,383	4,687,634	3.33%	5.2
Total Debt, net	$5,811,209	$5,826,965	3.36%	4.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2025, secured debt encumbered approximately 13% of UDR’s total real estate owned based upon gross book value (approximately 87% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2025, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2025 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended March 31, 2025 and 2024, the Company had $0.2 million and $0.4 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of less than $(0.1) million and $0.2 million at March 31, 2025 and December 31, 2024, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2025, the variable interest rate on the mortgage note was 3.15%.
(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027, with a twelve-month extension option, subject to certain conditions.

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

In August 2021, the Company entered into two interest rate swaps totaling $175.0 million of notional value, which became effective in July 2022, to hedge against interest rate risk on a portion of the Term Loan debt until July 2025. The weighted average interest rate on $175.0 million of the Term Loan debt, inclusive of the impact of interest rate swaps, is 1.43% until July 2025.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $3.3 million and $3.4 million of letters of credit at March 31, 2025 and December 31, 2024, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	250,000	289,900
Weighted average daily borrowings during the period ended	200,658	390,237
Maximum daily borrowings during the period ended	289,900	645,000
Weighted average interest rate during the period ended	4.6%	5.4%
Interest rate at end of the period	4.7%	4.7%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	34,646	9,361
Weighted average daily borrowings during the period ended	15,869	15,102
Maximum daily borrowings during the period ended	52,913	62,077
Weighted average interest rate during the period ended	5.2%	6.0%
Interest rate at end of the period	5.2%	5.2%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

(i) The Company previously entered into forward starting interest rate swaps and treasury lock to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32%.
(j) The Company entered into treasury lock agreements to hedge against interest rate risk on $250.0 million of the $600.0 million aggregate principal amount. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.01%.
(k) The Company entered into and settled treasury lock arrangements to hedge against all interest rate risk of the debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 4.95%.
(l) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(m) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2025 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2025	$176,837	$250,000	$426,837
2026	56,672	334,646	391,318
2027	6,939	650,000	656,939
2028	166,526	300,000	466,526
2029	315,811	300,000	615,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
Thereafter	—	—	—
Subtotal	1,141,312	4,684,646	5,825,958
Non-cash (a)	(3,486)	(11,263)	(14,749)
Total	$1,137,826	$4,673,383	$5,811,209
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator for income/(loss) per share:
Net income/(loss)	$82,071	$46,310
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,339)	(3,149)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	76,720	43,149
Distributions to preferred stockholders — Series E (Convertible)	(1,206)	(1,231)
Income/(loss) attributable to common stockholders - basic and diluted	$75,514	$41,918

Denominator for income/(loss) per share:
Weighted average common shares outstanding	331,138	329,244
Unvested restricted stock awards	(510)	(421)
Denominator for basic income/(loss) per share	330,628	328,823
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	1,089	131
Denominator for diluted income/(loss) per share	331,717	328,954

Income/(loss) per weighted average common share:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2025 and 2024, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2025, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three months ended March 31, 2025, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
OP/DownREIT Units	22,899	24,418
Convertible preferred stock	2,816	2,908
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	1,089	131

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2024	$1,017,355
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	46,612
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(2,219)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	5,339
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,042)
Redeemable Long-Term and Short-Term Incentive Plan Units	6,523
Allocation of other comprehensive income/(loss)	(94)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at March 31, 2025	$1,057,474

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

(income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended March 31, 2025 and 2024, respectively.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2025 and December 31, 2024, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$365,833	$362,282	$—	$—	$362,282
Equity securities (c)	886	886	886	—	—
Derivatives - Interest rate contracts (d)	1,658	1,658	—	1,658	—
Total assets	$368,377	$364,826	$886	$1,658	$362,282

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,114,276	$1,055,879	$—	$—	$1,055,879
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	34,646	34,646	—	—	34,646
Commercial paper program	250,000	250,000	—	—	250,000
Unsecured notes	4,407,943	3,954,891	—	—	3,954,891
Total liabilities	$5,833,865	$5,322,416	$—	$—	$5,322,416

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,057,474	$1,057,474	$—	$1,057,474	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

			Fair Value at December 31, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$247,849	$243,546	$—	$—	$243,546
Equity securities (c)	1,281	1,281	1,281	—	—
Derivatives - Interest rate contracts (d)	3,227	3,227	—	3,227	—
Total assets	$252,357	$248,054	$1,281	$3,227	$243,546

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,115,999	$1,039,482	$—	$—	$1,039,482
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	9,361	9,361	—	—	9,361
Commercial paper program	289,900	289,900	—	—	289,900
Unsecured notes	4,408,376	3,897,187	—	—	3,897,187
Total liabilities	$5,850,636	$5,262,930	$—	$—	$5,262,930

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,017,355	$1,017,355	$—	$1,017,355	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on March 31, 2025 and December 31, 2024. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2025.

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

MARCH 31, 2025

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2026, the Company estimates that an additional $1.1 million will be reclassified as a decrease to Interest expense.

As of March 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	3	$194,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2025, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	$1,658	$3,227	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024	2025	2024
Three Months Ended March 31,
Interest rate products	$108	$6,664	$1,367	$1,995	$—	$—

	Three Months Ended
	March 31,
	2025	2024
Total amount of Interest expense presented on the Consolidated Statements of Operations	$47,701	$48,062

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2025	$1,658	$—	$1,658	$—	$—	$1,658

December 31, 2024	$3,227	$—	$3,227	$—	$—	$3,227
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $7.5 million and $7.3 million during the three months ended March 31, 2025 and 2024, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at March 31, 2025 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	1	$33,535	$100,065
Wholly-owned — redevelopment (b)	11	79,977	125,291
Other unconsolidated investments:
Real estate technology and sustainability investments (c)	-	65,285	45,715
Total		$178,797	$271,071
(a)	Represents UDR’s investment as of March 31, 2025.
(b)	Projects consist of unit renovations and/or renovation of related common area amenities.
(c)	As of March 31, 2025, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of March 31, 2025, there is no liability recorded.

14. REPORTABLE SEGMENTS

GAAP guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s CODM is comprised of our Chairman and Chief Executive Officer, President, Chief Financial Officer and Chief Investment Officer, and Chief Operating Officer, who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). NOI is a useful metric for investors as it is a more meaningful representation of a community’s continuing operating performance than net income as it is prior to corporate-level expense allocations, general and administrative costs, capital structure and depreciation and amortization. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing, which align with the segment-level information that is regularly provided to our CODM. Excluded from NOI is property management expense, which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s CODM utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2024 and held as of March 31, 2025. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2025 and 2024.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2025 and 2024, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2025	2024
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$123,994	$120,979
Mid-Atlantic Region	80,378	76,811
Northeast Region	80,086	77,756
Southeast Region	56,494	56,784
Southwest Region	49,711	50,152
Non-Mature Communities/Other	14,595	16,697
Total segment and consolidated lease revenue	$405,258	$399,179

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,261	$3,052
Mid-Atlantic Region	3,456	3,123
Northeast Region	2,167	1,663
Southeast Region	3,065	2,414
Southwest Region	2,395	1,974
Non-Mature Communities/Other	234	264
Total segment and consolidated other revenue	$14,578	$12,490

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$127,255	$124,031
Mid-Atlantic Region	83,834	79,934
Northeast Region	82,253	79,419
Southeast Region	59,559	59,198
Southwest Region	52,106	52,126
Non-Mature Communities/Other	14,829	16,961
Total segment and consolidated rental income	$419,836	$411,669

Total reportable apartment home segment operating expenses
Same-Store Communities
Personnel	$19,267	$18,674
Utilities	19,003	18,142
Repair and maintenance	24,659	24,430
Administrative and marketing	9,492	8,325
Real estate taxes	50,796	50,007
Insurance	5,342	6,095
Non-Mature Communities/Other (b)	6,176	6,600
Total segment and consolidated operating expenses	$134,735	$132,273

Reportable apartment home segment NOI
Same-Store Communities
West Region	$93,398	$91,270
Mid-Atlantic Region	57,448	54,704
Northeast Region	52,456	50,474
Southeast Region	40,564	40,275
Southwest Region	32,582	32,312
Non-Mature Communities/Other	8,653	10,361
Total segment and consolidated NOI	285,101	279,396

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2025

Reconciling items:
Joint venture management and other fees	2,112	1,965
Property management	(13,645)	(13,379)
Other operating expenses	(8,059)	(6,828)
Real estate depreciation and amortization	(161,394)	(169,858)
General and administrative	(19,495)	(17,810)
Casualty-related (charges)/recoveries, net	(3,297)	(6,278)
Other depreciation and amortization	(7,067)	(4,316)
Gain/(loss) on sale of real estate owned	47,939	16,867
Income/(loss) from unconsolidated entities	5,814	9,085
Interest expense	(47,701)	(48,062)
Interest income and other income/(expense), net	1,921	5,865
Tax (provision)/benefit, net	(158)	(337)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(5,339)	(3,149)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	$76,720	$43,149
(a)	Same-Store Community population consisted of 54,435 apartment homes.
(b)	Non-Mature Communities/Other operating expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31,	December 31,
	2025	2024
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,660,837	$4,646,049
Mid-Atlantic Region	3,266,492	3,258,192
Northeast Region	3,797,593	3,788,083
Southeast Region	1,647,109	1,635,360
Southwest Region	1,893,098	1,889,173
Non-Mature Communities/Other	790,484	996,506
Total segment assets	16,055,613	16,213,363
Accumulated depreciation	(6,996,685)	(6,901,026)
Total segment assets — net book value	9,058,928	9,312,337
Reconciling items:
Cash and cash equivalents	1,250	1,326
Restricted cash	32,071	34,101
Notes receivable, net	365,833	247,849
Investment in and advances to unconsolidated joint ventures, net	919,814	917,483
Operating lease right-of-use assets	186,066	186,997
Other assets	181,450	197,493
Total consolidated assets	$10,745,412	$10,897,586
(a)	Same-Store Community population consisted of 54,435 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2025 and 2024, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	general market and economic conditions;
●	the impact of inflation/deflation, tariffs and geopolitical tensions;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;
●	the failure of acquisitions, developments or redevelopments to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes, fires, floods, ice storms and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	the availability of capital and the stability of the capital markets;
●	changes in job growth, home affordability and the demand/supply ratio for multifamily housing;
●	the failure of automation or technology to help grow net operating income;
●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
●	delays in completing developments and lease-ups on schedule or at expected rent and occupancy levels;
●	our failure to succeed in new markets;

●	risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;
●	changing interest rates, which could increase interest costs and affect the market price of our securities;
●	potential liability for environmental contamination, which could result in substantial costs to us;
●	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
●	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and
●	changes in real estate laws, tax laws, rent control or stabilization laws or other laws affecting our business.

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

At March 31, 2025, our consolidated real estate portfolio included 167 communities in 12 states plus the District of Columbia totaling 55,323 apartment homes. In addition, we have an ownership interest in 10,860 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,436 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2025, was 54,435.

The following table summarizes our same-store market information by major geographic markets as of and for the three months ended March 31, 2025, as applicable:

	March 31, 2025				Three Months Ended March 31, 2025
			Percentage	Total	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.7%	$1,395,609	97.3%	$3,127
San Francisco, CA	13	3,137	7.2%	1,159,707	97.4%	3,570
Seattle, WA	14	2,702	7.0%	1,123,112	97.7%	2,923
Monterey Peninsula, CA	7	1,567	1.3%	204,231	96.0%	2,365
Los Angeles, CA	4	1,225	3.1%	491,377	97.3%	3,268
Other Southern California	3	821	1.4%	228,605	96.8%	2,940
Portland, OR	2	476	0.4%	58,196	95.8%	1,984
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.6%	2,515,077	97.7%	2,450
Baltimore, MD	7	2,219	3.6%	575,870	97.3%	1,997
Richmond, VA	4	1,359	1.1%	175,545	96.8%	1,919
Northeast Region
Boston, MA	12	4,667	12.3%	1,974,607	97.2%	3,296
New York, NY	4	1,945	8.6%	1,379,906	98.0%	5,036
Philadelphia, PA	4	1,172	2.8%	443,080	97.0%	2,522
Southeast Region
Tampa, FL	11	3,877	4.4%	699,684	97.3%	2,143
Orlando, FL	11	3,493	3.6%	576,784	97.0%	1,911
Nashville, TN	8	2,261	1.7%	273,229	96.6%	1,747
Other Florida	1	636	0.6%	97,412	96.3%	2,417
Southwest Region
Dallas, TX	19	7,364	8.2%	1,314,245	97.3%	1,769
Austin, TX	6	1,880	2.0%	327,225	97.5%	1,807
Denver, CO	2	510	1.6%	251,628	95.1%	2,848
Total/Average Same-Store Communities	163	54,435	95.2%	15,265,129	97.2%	$2,550
Non-Mature, Commercial Properties & Other	4	888	4.6%	756,949
Total Real Estate Held for Investment	167	55,323	99.8%	16,022,078
Real Estate Under Development (b)	—	—	0.2%	33,535
Total Real Estate Owned	167	55,323	100.0%	16,055,613
Total Accumulated Depreciation				(6,996,685)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,058,928
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2025, the Company was developing one wholly-owned community with a total of 300 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2024 and held as of March 31, 2025. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three months ended March 31, 2025, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027, with a twelve-month extension option, subject to certain conditions.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2025, we had issued $250.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.67%, leaving $450.0 million of unused capacity.

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

During the remainder of 2025, we have approximately $176.8 million of secured debt maturing, inclusive of principal amortization, and $250.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2025	2024
Total real estate, net	$2,539,987	$2,562,075
Operating lease right-of-use assets	186,913	187,886
Other assets	39,995	47,907
Total assets	$2,766,895	$2,797,868

Secured debt, net	$377,369	$377,724
Notes payable to UDR (a)	1,472,556	1,429,849
Operating lease liabilities	182,257	183,215
Other liabilities	137,328	139,910
Total liabilities	2,169,510	2,130,698
Total capital	$597,385	$667,170

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$152,196	$148,529
Property operating expenses	(66,491)	(66,623)
Real estate depreciation and amortization	(46,141)	(47,269)
Operating income/(loss)	39,564	34,637
Interest expense (a)	(17,878)	(17,017)
Other income/(loss)	2,856	1,008
Net income/(loss)	$24,542	$18,628
(a)	All $1.5 billion and $1.4 billion notes payable to UDR as of March 31, 2025 and December 31, 2024, respectively, and $13.6 million and $13.0 million of interest expense on notes payable to UDR for the three months ended March 31, 2025 and 2024, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2025. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 18, 2025. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

Operating Activities

For the three months ended March 31, 2025, our Net cash provided by/(used in) operating activities was $156.2 million, compared to $167.6 million for the comparable period in 2024. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by an increase in NOI, primarily driven by higher revenue per occupied home and an increase in weighted average physical occupancy.

Investing Activities

For the three months ended March 31, 2025, Net cash provided by/(used in) investing activities was $17.8 million, compared to $18.4 million for the comparable period in 2024. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sales of real estate investments and a decrease in spend for development of real estate assets, partially offset by an increase from the issuance of notes receivables during the current period compared to the prior year period.

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2025.

Dispositions

In January 2025, the Company sold two operating communities located in Brooklyn, New York and Englewood, New Jersey with a total of 373 apartment homes for gross proceeds of $211.5 million, resulting in gains of approximately $47.9 million. Both operating communities were classified as held for disposition as of December 31, 2024.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2025, total capital expenditures of $55.4 million, or $1,009 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $54.3 million, or $981 per stabilized home, for the comparable period in 2024.

The increase in total capital expenditures was primarily due to:

●	an increase of 25.3%, or $4.8 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	a decrease of 21.0%, or $3.7 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2025 and 2024 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Turnover capital expenditures	$3,676	$4,002	(8.1)%	$67	$72	(6.9)%
Asset preservation expenditures	13,607	12,623	7.8%	247	228	8.3%
Total recurring capital expenditures	17,283	16,625	4.0%	314	300	4.7%
NOI enhancing improvements (a)	14,055	17,787	(21.0)%	256	321	(20.2)%
Major renovations (b)	23,730	18,937	25.3%	432	342	26.3%
Operations platform	372	989	(62.4)%	7	18	(61.1)%
Total capital expenditures (c)	$55,440	$54,338	2.0%	$1,009	$981	2.9%
Repair and maintenance expense	$25,004	$24,975	0.1%	$455	$451	0.9%
Average home count (d)	54,993	55,352	(0.6)%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2025, our development pipeline consisted of one wholly-owned community totaling 300 apartment homes, none of which have been completed, with a budget of $133.6 million, in which we have a gross carrying value of $33.5 million. The homes are estimated to be completed during the second quarter of 2027. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At March 31, 2025, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2025:

●	we made investments totaling $4.2 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $5.8 million; and
●	we received distributions of $8.4 million, of which $4.7 million were operating cash flows and $3.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2025 and 2024.

Financing Activities

For the three months ended March 31, 2025, our Net cash provided by/(used in) financing activities was $(176.1) million, compared to $(188.9) million for the comparable period of 2024.

The following significant financing activities occurred during the three months ended March 31, 2025:

●	repaid $39.9 million, net on our unsecured commercial paper program;
●	received net proceeds of $25.3 million on our revolving bank debt;
●	paid $9.8 million of distributions to redeemable noncontrolling interests; and
●	paid $140.7 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 31, 2027, with a twelve-month extension option, subject to certain conditions.

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

As of March 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $3.3 million of letters of credit at March 31, 2025), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of March 31, 2025, we had $34.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $40.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2025.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2025, we had issued $250.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.67%, leaving $450.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $486.6 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2025. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2025 would increase by $1.2 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by/(used in) operating activities	$156,216	$167,599
Net cash provided by/(used in) investing activities	17,816	18,447
Net cash provided by/(used in) financing activities	(176,138)	(188,946)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $75.5 million ($0.23 per diluted share) for the three months ended March 31, 2025, as compared to $41.9 million ($0.13 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $47.9 million from the sale of two operating communities located in Englewood, New Jersey and Brooklyn, New York during the three months ended March 31, 2025, as compared to a gain on the sale of real estate of $16.9 million from the sale of an operating community located in Arlington, Virginia during the three months ended March 31, 2024;
●	an increase in total property NOI of $5.7 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2024 and 2025; and
●	a decrease in real estate depreciation expense of $8.5 million primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by development communities completed in 2024.

This was partially offset by:

●	a decrease in interest income and other income/(expense), net of $3.9 million primarily due to a $2.9 million decrease in interest income from our notes receivables during the three months ended March 31, 2025 as compared to the same period in 2024, as a result of certain notes receivables placed on non-accrual status; and

●	a decrease in income/(loss) from unconsolidated entities of $3.3 million primarily due to partial paydowns received from certain operating preferred equity investments in 2024 resulting in lower income and lower unrealized gains on technology investments during the three months ended March 31, 2025 as compared to the same period in 2024.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2025	2024	% Change
Same-Store Communities:
Same-Store rental income	$405,007	$394,708	2.6%
Same-Store operating expense (b)	(128,559)	(125,673)	2.3%
Same-Store NOI	276,448	269,035	2.8%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	2,575	1,602	60.7%
Development communities NOI (d)	1,243	(169)	NM *
Non-residential/other NOI (e)	4,587	5,266	(12.9)%
Sold and held for disposition communities NOI	248	3,662	(93.2)%
Total Non-Mature Communities/Other NOI	8,653	10,361	(16.5)%
Total property NOI	$285,101	$279,396	2.0%

* Not meaningful

(a)	Same-Store consists of 54,435 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Represents communities recently developed or under development that have not achieved 90% occupancy for three consecutive months and therefore do not meet the criteria to be included in Stabilized, non-mature communities.
(e)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income/(loss) attributable to UDR, Inc.	$76,720	$43,149
Joint venture management and other fees	(2,112)	(1,965)
Property management	13,645	13,379
Other operating expenses	8,059	6,828
Real estate depreciation and amortization	161,394	169,858
General and administrative	19,495	17,810
Casualty-related charges/(recoveries), net	3,297	6,278
Other depreciation and amortization	7,067	4,316
(Gain)/loss on sale of real estate owned	(47,939)	(16,867)
(Income)/loss from unconsolidated entities	(5,814)	(9,085)
Interest expense	47,701	48,062
Interest income and other (income)/expense, net	(1,921)	(5,865)
Tax provision/(benefit), net	158	337
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	5,339	3,149
Net income/(loss) attributable to noncontrolling interests	12	12
Total property NOI	$285,101	$279,396

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2024 and held on March 31, 2025 consisted of 54,435 apartment homes, respectively, and provided 97.0% of our total NOI for the three months ended March 31, 2025.

NOI for our Same-Store Community properties increased 2.8%, or $7.4 million, for the three months ended March 31, 2025 compared to the same period in 2024. The increase in property NOI was attributable to a 2.6%, or $10.3 million, increase in property rental income, partially offset by a 2.3%, or $2.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.2%, or $4.6 million, increase in rental rates, a 9.9%, or $4.3 million, increase in reimbursement and ancillary and fee income and a 7.0%, or $0.8 million, decrease in vacancy loss. Weighted average physical occupancy increased by 0.2% to 97.2% and total monthly income per occupied home increased by 2.3% to $2,550.

The increase in operating expenses was primarily driven by a 14.0%, or $1.2 million, increase in administration and marketing, a 4.7%, or $0.9 million, increase in utilities, primarily due to an increase in energy costs and a 1.6%, or $0.8 million increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 68.3% and 68.2% for the three months ended March 31, 2025 and 2024, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 3.0%, or $8.7 million, of our total NOI during the three months ended March 31, 2025 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 16.5%, or $1.7 million, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to a $3.4 million decrease in sold and held for disposition communities NOI due to the sale of two operating communities during the three months ended March 31, 2025, partially offset by a $1.4 million increase in NOI from development communities completed in 2024.

Gain/(loss) on sale of real estate owned

For the three months ended March 31, 2025, the Company recognized gain/(loss) on sale of real estate owned of $47.9 million as compared to $16.9 million on sale of real estate owned for the three months ended March 31, 2024. The increase in 2025 as compared to 2024 was attributable to the sale of two operating communities located in Englewood, New Jersey, and Brooklyn, New York during the three months ended March 31, 2025, as compared to the sale of an operating community located in Arlington, Virginia during the three months ended March 31, 2024.

Real estate depreciation and amortization

For the three months ended March 31, 2025 and 2024, the Company recognized real estate depreciation and amortization of $161.4 million and $169.9 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by development communities completed in 2024.

Interest income and other income/(expense), net

For the three months ended March 31, 2025 and 2024, the Company recognized interest income and other income/(expense), net of $1.9 million and $5.9 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to a $2.9 million decrease in interest income from our notes receivables during the three months ended March 31, 2025 as compared to the same period in 2024, as a result of certain notes receivables placed on non-accrual status.

Income/(loss) from unconsolidated entities

For the three months ended March 31, 2025 and 2024, the Company recognized income/(loss) from unconsolidated entities of $5.8 million and $9.1 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to partial paydowns received from certain operating preferred equity investments in 2024 resulting in lower income and lower unrealized gains on technology investments during the three months ended March 31, 2025 as compared to the same period in 2024.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three months ended March 31, 2025.

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

Funds from Operations as Adjusted

FFO as Adjusted (“FFOA”) attributable to common stockholders and unitholders is defined as FFO excluding the impact of non-comparable items including, but not limited to, acquisition-related costs, prepayment costs/benefits associated with early debt retirement, impairment write-downs or gains and losses on sales of real estate or other assets incidental to the main business of the Company and income taxes directly associated with those gains and losses, casualty-related expenses and recoveries, severance costs, software transition related costs and legal and other costs.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income/(loss) attributable to common stockholders	$75,514	$41,918
Real estate depreciation and amortization	161,394	169,858
Noncontrolling interests	5,351	3,161
Real estate depreciation and amortization on unconsolidated joint ventures	12,766	14,154
Net gain on the sale of depreciable real estate owned, net of tax	(47,939)	(16,867)
FFO attributable to common stockholders and unitholders, basic	$207,086	$212,224
Distributions to preferred stockholders — Series E (Convertible)	1,206	1,231
FFO attributable to common stockholders and unitholders, diluted	$208,292	$213,455
Income/(loss) per weighted average common share, diluted	$0.23	$0.13
FFO per weighted average common share and unit, basic	$0.59	$0.60
FFO per weighted average common share and unit, diluted	$0.58	$0.60
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,527	353,241
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	357,432	356,280

Impact of adjustments to FFO:
Legal and other costs	$3,805	$2,530
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	211	(4,988)
Severance costs	499	421
Software transition related costs	2,967	—
Casualty-related charges/(recoveries), net	3,297	6,278
Total impact of adjustments to FFO	$10,779	$4,241
FFOA attributable to common stockholders and unitholders, diluted	$219,071	$217,696

FFOA per weighted average common share and unit, diluted	$0.61	$0.61

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(18,405)	(17,308)
AFFO attributable to common stockholders and unitholders, diluted	$200,666	$200,388

AFFO per weighted average common share and unit, diluted	$0.56	$0.56

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (shares in thousands):

	Three Months Ended
	March 31,
	2025	2024
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,527	353,241
Weighted average number of OP/DownREIT Units outstanding	(22,899)	(24,418)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	330,628	328,823

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	357,432	356,280
Weighted average number of OP/DownREIT Units outstanding	(22,899)	(24,418)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,816)	(2,908)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	331,717	328,954

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2025, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by increases in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions, particularly increases in unemployment, including as a result of tariffs, geopolitical tensions or otherwise;
●	declines in mortgage interest rates, making alternative housing options more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2025, approximately 73.3% of our total NOI was generated from communities located in Metropolitan D.C. (14.9%), Boston, MA (11.3%), Orange County, CA (10.9%), Dallas, TX (8.9%), the San Francisco Bay Area, CA (8.5%), New York, NY (6.5%), Seattle, WA (6.5%) and Tampa, FL (5.8%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because their leases are not renewed or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if leases are renewed or we can relet the apartment units, the terms of renewal or reletting may be less favorable to us than the expiring lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be, and have in the past been, adversely affected. If residents do not experience increases in their income or if they experience decreases in their income or job losses, we may be unable to increase or maintain rent and/or delinquencies may increase.

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

We Face Risks Related to Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy has during certain periods over the last few years experienced periods of high rates of inflation and could again, including due to pressures related to recently announced tariffs, which has in the past increased, and could in the future increase, our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may, absent other factors, enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

●	if we seek construction financing we may be unable to obtain such financing for development activities on favorable terms, or at all, which could cause us to delay or even abandon potential developments;
●	we may experience supply chain constraints, which could result in increased development costs or delay initial occupancy dates for all or a portion of a development community;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, delay initial occupancy dates for all or a portion of a development community, and require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	costs may be higher or yields may be less than anticipated as a result of delays in completing projects, defaults by our counterparties, higher than expected concessions for lease-up and lower rents than expected, and/or due to increased material, labor or other costs or supply chain disruptions, including as a result of tariffs or changes in immigration laws or their enforcement;
●	we may abandon development opportunities that we have already begun to explore, and we may be unable to recover expenses already incurred in connection with exploring such development opportunities;
●	we may be unable to complete construction and lease-up of a community on schedule, or we may incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2025, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $919.8 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed, and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives or processes that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives in the past have involved and in the future may involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives or processes, and these initiatives or processes may not perform as projected, which could adversely affect our results of operations and the market price of our common stock. We may also invest, directly or indirectly, in technology companies developing technologies that are of interest to us and we may not realize the benefits intended when making such investments and may incur losses in connection with such investments.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws, regulations and policies, including laws or court orders, that could limit our ability to raise rents or charge certain fees which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019, in October of 2019, the State of California enacted the Tenant Protection Act of 2019, and in September 2024, the City of Salinas, California, passed a rent stabilization ordinance. In some cases the increases in rents allowed by such regulations may not offset increases in expenses, whether such increases in expenses are due to inflation or otherwise. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties. In addition, the increases in regulations applicable to our business in general may increase our costs of compliance and could have an adverse effect on our financial performance.

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

Risk of Litigation. From time to time, we are, and would expect to be in the future, involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we are currently a defendant in a consolidated class action lawsuit and lawsuits filed by the District of Columbia, the State of Maryland, and the State of Washington involving RealPage, which is one of our vendors. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Further, being involved in litigation, whether the result is favorable or unfavorable, could negatively impact our reputation. Additionally, litigation, whether the result is favorable or unfavorable, has in the past and may in the future result in substantial costs and expenses and could significantly divert the attention of management.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is a focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there has been increased focus on such matters by various regulatory authorities, including the SEC and the state of California and other states or jurisdictions, and the activities and expense required to comply with new laws, regulations or standards may be significant. In addition, the standards or expectations of various stakeholders or regulators may differ from each other and it may not be possible to comply with all of such standards or expectations. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider or investor, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. In addition, certain locations have enacted, and others may in the future enact, sustainability regulations pertaining to buildings, including existing buildings. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, we are unable to comply with regulations or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2025, we had approximately $486.6 million of variable rate indebtedness outstanding, which constitutes approximately 8.3% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

During the three months ended March 31, 2025, we issued 1,326 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended March 31, 2025 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
January 1, 2025 through January 31, 2025	—	—	—	12,027
February 1, 2025 through February 28, 2025	—	—	—	12,027
March 1, 2025 through March 31, 2025	—	—	—	12,027
Balance as of March 31, 2025	2,973	$37.90	2,973	12,027
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2025 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2025 through January 31, 2025	28	$42.53	N/A	N/A
February 1, 2025 through February 28, 2025	23	43.14	N/A	N/A
March 1, 2025 through March 31, 2025	—	—	N/A	N/A
Total	51	$42.81
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2024).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	May 1, 2025	/s/ Joseph D. Fisher
Joseph D. Fisher
President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)