Form 10-Q
period 2025-09-30
UDR, Inc.
filed 2025-10-30
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 27, 2025 was 330,485,820.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate owned:
Real estate held for investment	$16,348,713	$15,994,794
Less: accumulated depreciation	(7,320,363)	(6,836,920)
Real estate held for investment, net	9,028,350	9,157,874
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	52,749	—
Real estate held for disposition (net of accumulated depreciation of $0 and $64,106, respectively)	—	154,463
Total real estate owned, net of accumulated depreciation	9,081,099	9,312,337

Cash and cash equivalents	1,194	1,326
Restricted cash	35,052	34,101
Notes receivable, net	146,749	247,849
Investment in and advances to unconsolidated joint ventures, net	911,575	917,483
Operating lease right-of-use assets	184,172	186,997
Other assets	242,071	197,493
Total assets	$10,601,912	$10,897,586

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,090,305	$1,139,331
Unsecured debt, net	4,743,864	4,687,634
Operating lease liabilities	179,496	182,275
Real estate taxes payable	67,728	46,403
Accrued interest payable	28,415	52,631
Security deposits and prepaid rent	60,563	61,592
Distributions payable	153,784	151,720
Accounts payable, accrued expenses, and other liabilities	126,329	115,105
Total liabilities	6,450,484	6,436,691

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	876,127	1,017,355

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at September 30, 2025 and December 31, 2024:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	43,192	43,192
Series F; 10,174,522 and 10,424,485 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at September 30, 2025 and December 31, 2024:
330,766,065 and 330,858,719 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,308	3,309
Additional paid-in capital	7,565,518	7,572,480
Distributions in excess of net income	(4,338,985)	(4,179,415)
Accumulated other comprehensive income/(loss), net	1,932	3,638
Total stockholders’ equity	3,274,966	3,443,205
Noncontrolling interests	335	335
Total equity	3,275,301	3,443,540
Total liabilities and equity	$10,601,912	$10,897,586

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES:
Rental income	$429,294	$418,088	$1,272,131	$1,243,085
Joint venture management and other fees	2,570	2,072	7,080	6,029
Total revenues	431,864	420,160	1,279,211	1,249,114
OPERATING EXPENSES:
Property operating and maintenance	79,373	76,484	230,976	220,405
Real estate taxes and insurance	57,786	57,182	173,539	174,861
Property management	13,952	13,588	41,344	40,400
Other operating expenses	6,975	6,382	22,787	20,803
Real estate depreciation and amortization	165,926	170,276	490,511	510,622
General and administrative	22,732	20,890	62,156	58,836
Casualty-related charges/(recoveries), net	1,755	1,473	8,434	8,749
Other depreciation and amortization	7,009	4,029	21,463	13,024
Total operating expenses	355,508	350,304	1,051,210	1,047,700
Gain/(loss) on sale of real estate owned	—	—	47,939	16,867
Operating income	76,356	69,856	275,940	218,281

Income/(loss) from unconsolidated entities	14,011	(1,880)	23,454	11,251
Interest expense	(50,569)	(50,214)	(146,935)	(146,087)
Interest income and other income/(expense), net	3,714	6,159	13,769	18,522
Income/(loss) before income taxes	43,512	23,921	166,228	101,967
Tax (provision)/benefit, net	(382)	156	(798)	(567)
Net income/(loss)	43,130	24,077	165,430	101,400
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,709)	(1,574)	(10,593)	(6,736)
Net (income)/loss attributable to noncontrolling interests	(12)	94	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	40,409	22,597	154,802	94,629
Distributions to preferred stockholders — Series E (Convertible)	(1,211)	(1,197)	(3,628)	(3,638)
Net income/(loss) attributable to common stockholders	$39,198	$21,400	$151,174	$90,991

Income/(loss) per weighted average common share:
Basic	$0.12	$0.06	$0.46	$0.28
Diluted	$0.12	$0.06	$0.46	$0.28

Weighted average number of common shares outstanding:
Basic	330,668	329,421	330,692	329,101
Diluted	331,241	330,557	331,443	329,755

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income/(loss)	$43,130	$24,077	$165,430	$101,400
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	547	(1,768)	628	5,464
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	279	(1,782)	(2,467)	(5,768)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	826	(3,550)	(1,839)	(304)
Comprehensive income/(loss)	43,956	20,527	163,591	101,096
Comprehensive (income)/loss attributable to noncontrolling interests	(2,775)	(1,234)	(10,495)	(6,775)
Comprehensive income/(loss) attributable to UDR, Inc.	$41,181	$19,293	$153,096	$94,321

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2025	$43,193	$3,313	$7,582,852	$(4,305,702)	$1,160	$335	$3,325,151
Net income/(loss) attributable to UDR, Inc.	—	—	—	40,409	—	—	40,409
Other comprehensive income/(loss)	—	—	—	—	772	—	772
Issuance/(forfeiture) of common and restricted shares, net	—	—	3,188	—	—	—	3,188
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	4,471	—	—	—	4,472
Common stock distributions declared ($0.43 per share)	—	—	—	(142,233)	—	—	(142,233)
Repurchase of common shares	—	(6)	(24,993)	—	—	—	(24,999)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,211)	—	—	(1,211)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	69,752	—	—	69,752
Balance at September 30, 2025	$43,193	$3,308	$7,565,518	$(4,338,985)	$1,932	$335	$3,275,301

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	154,802	—	—	154,802
Other comprehensive income/(loss)	—	—	—	—	(1,706)	—	(1,706)
Issuance/(forfeiture) of common and restricted shares, net	—	2	7,092	—	—	—	7,094
Issuance of common shares through public offering, net	—	—	(463)	—	—	—	(463)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,402	—	—	—	11,405
Common stock distributions declared ($1.29 per share)	—	—	—	(427,247)	—	—	(427,247)
Repurchase of common shares	—	(6)	(24,993)	—	—	—	(24,999)
Preferred stock distributions declared-Series E ($1.395 per share)	—	—	—	(3,628)	—	—	(3,628)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	116,503	—	—	116,503
Balance at September 30, 2025	$43,193	$3,308	$7,565,518	$(4,338,985)	$1,932	$335	$3,275,301

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2024	$43,193	$3,295	$7,508,794	$(3,840,808)	$7,910	$335	$3,722,719
Net income/(loss) attributable to UDR, Inc.	—	—	—	22,597	—	—	22,597
Other comprehensive income/(loss)	—	—	—	—	(3,304)	—	(3,304)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,242	—	—	—	2,242
Issuance of common shares through public offering, net	—	—	(38)	—	—	—	(38)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	15,912	—	—	—	15,916
Common stock distributions declared ($0.425 per share)	—	—	—	(140,219)	—	—	(140,219)
Preferred stock distributions declared-Series E ($0.4602 per share)	—	—	—	(1,197)	—	—	(1,197)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(104,656)	—	—	(104,656)
Balance at September 30, 2024	$43,193	$3,299	$7,526,910	$(4,064,283)	$4,606	$335	$3,514,060

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	94,629	—	—	94,629
Other comprehensive income/(loss)	—	—	—	—	(308)	—	(308)
Issuance/(forfeiture) of common and restricted shares, net	—	1	4,343	—	—	—	4,344
Issuance of common shares through public offering, net	—	—	(456)	—	—	—	(456)
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	7	28,385	—	—	—	28,392
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($1.275 per share)	—	—	—	(420,296)	—	—	(420,296)
Preferred stock distributions declared-Series E ($1.3806 per share)	—	—	—	(3,638)	—	—	(3,638)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(180,086)	—	—	(180,086)
Balance at September 30, 2024	$43,193	$3,299	$7,526,910	$(4,064,283)	$4,606	$335	$3,514,060

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income/(loss)	$165,430	$101,400
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	511,974	523,646
(Gain)/loss on sale of real estate owned	(47,939)	(16,867)
(Income)/loss from unconsolidated entities	(23,454)	(11,251)
Return on investment in unconsolidated joint ventures and partnerships	39,771	29,816
Amortization of share-based compensation	19,337	25,857
Other	26,210	19,308
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(17,642)	(21,235)
Increase/(decrease) in operating liabilities	(32,207)	(14,362)
Net cash provided by/(used in) operating activities	641,480	636,312

Investing Activities
Proceeds from sales of real estate investments, net	203,565	98,650
Development of real estate assets	(23,237)	(63,236)
Capital expenditures and other major improvements — real estate assets	(183,567)	(188,783)
Capital expenditures — non-real estate assets	(29,586)	(16,304)
Investment in unconsolidated joint ventures and partnerships	(81,728)	(45,372)
Distributions received from unconsolidated joint ventures and partnerships	72,488	13,646
Proceeds from sale of equity securities	—	4,624
Purchase deposits on pending acquisitions	—	1,000
Repayment/(issuance) of notes receivable, net	(112,000)	(31,818)
Net cash provided by/(used in) investing activities	(154,065)	(227,593)

Financing Activities
Payments on secured debt	(49,088)	(136,631)
Payments on unsecured debt	—	(15,644)
Net proceeds from the issuance of unsecured debt	—	296,929
Net proceeds/(repayment) of commercial paper	50,100	(118,075)
Net proceeds/(repayment) of revolving bank debt	6,325	42,191
Repurchase of common shares	(24,999)	—
Distributions paid to redeemable noncontrolling interests	(29,771)	(31,398)
Distributions paid to preferred stockholders	(3,607)	(3,642)
Distributions paid to common stockholders	(425,633)	(418,263)
Other	(9,923)	(23,500)
Net cash provided by/(used in) financing activities	(486,596)	(408,033)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	819	686
Cash, cash equivalents, and restricted cash, beginning of year	35,427	34,866
Cash, cash equivalents, and restricted cash, end of period	$36,246	$35,552

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$165,995	$166,511
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,377	9,377
Cash paid/(refunds received) for income taxes	1,364	1,063
Non-cash transactions:
Notes receivable settled in exchange for real estate owned	$180,700	$—
Conversion of note receivable to equity securities	42,807	—
Development costs and capital expenditures incurred, but not yet paid	35,635	21,214
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (264,965 shares and 715,603 shares, respectively)	11,405	28,391
Dividends declared, but not yet paid	153,784	151,755

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,326	$2,922
Restricted cash	34,101	31,944
Total cash, cash equivalents, and restricted cash as shown above	$35,427	$34,866
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,194	$2,285
Restricted cash	35,052	33,267
Total cash, cash equivalents, and restricted cash as shown above	$36,246	$35,552

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At September 30, 2025, our consolidated apartment portfolio consisted of 168 communities with a total of 55,808 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 11,193 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,766 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2025, there were 190.2 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million OP Units (including 0.1 million of general partnership units), or 92.8%, were owned by UDR and 13.6 million OP Units, or 7.2%, were owned by outside limited partners. As of September 30, 2025, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.2 million, or 71.6%, were owned by UDR and its subsidiaries and 9.2 million, or 28.4%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025 and 2024, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2025.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 8, Income/(Loss) Per Share and Note 13, Commitments and Contingencies.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The ASU is effective for the Company for the year ended December 31, 2025. The Company does not expect the updated ASU to have a material impact on the consolidated financial statements and related disclosures.

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

SEPTEMBER 30, 2025

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2025 and 2024, the Company recorded net credit recoveries/(losses) of zero and $(0.2) million, respectively, on the Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, the Company recorded net credit recoveries/(losses) of $0.2 million and $(0.2) million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

The following table summarizes our Notes receivable, net as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	September 30,	September 30,	December 31,
	2025	2025	2024
Note due March 2025 (b)	—%	$—	$42,807
Notes due October 2025 and May 2026 (c)	—%	—	106,271
Note due December 2026 (d)	11.00%	77,781	71,873
Note due December 2026 (e)	11.00%	31,177	29,090
Notes due June 2027 (f)	18.00%	5,108	4,470
Note due September 2027 (g)	7.34%	33,274	31,771
Notes receivable		147,340	286,282
Allowance for credit losses		(591)	(38,433)
Total notes receivable, net		$146,749	$247,849
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company had a secured note with an unaffiliated third party with an aggregate commitment of $32.5 million, all of which was funded. In April 2025, the borrower’s assets were acquired by an unaffiliated third party real estate technology company. In connection with the sale, the Company’s note and accrued interest were settled in full through the receipt of an equity interest in the real estate technology company. As the Company does not have significant influence in the real estate technology company, we adopted the measurement alternative accounting method for the investment. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company recorded its investment in the real estate technology company in Other Assets on the Consolidated Balance Sheets.
(c)	The Company had three loans (the “Notes”) with a joint venture that owned a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $205.5 million (exclusive of accrued and unpaid interest and a $37.6 million loan reserve), all of which was funded. The Notes were senior to the equity in the borrower and were on non-accrual status. In May 2025, the Company acquired the developer’s equity interest in the joint venture. In connection with the acquisition, the developer paid the Company $6.7 million, which consisted primarily of unpaid interest on the Notes and reimbursement for certain costs previously advanced by the Company. As a result, the joint venture became wholly owned, and the Company began consolidating the community. The consolidation of the community resulted in the Company recording $3.9 million in previously unaccrued interest and a $0.3 million gain on consolidation both of which are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations (See Note 3, Real Estate Owned for more information).
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in late 2025 or early 2026, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which was completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

(g)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owns a 66 apartment home operating community located in Santa Monica, California, in which the Company also holds a preferred investment. The contractual interest rate on the note receivable is SOFR plus a spread of 300 basis points. Interest payments are due monthly from net cash flow from the operating community. If net cash flow is insufficient to cover the interest payment on the payment date, the unpaid amount is added to the outstanding principal balance. The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $3.8 million and $6.6 million of interest income for the notes receivable described above during the three months ended September 30, 2025 and 2024, respectively, and $15.4 million and $19.4 million of interest income for the notes receivable described above during the nine months ended September 30, 2025 and 2024, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the nine months ended September 30, 2025 is a follows:

Allowance for credit losses as of December 31, 2024	$(38,433)
(Provision)/recovery for credit losses	213
Write-offs charged against allowance (1)	37,629
Allowance for credit losses as of September 30, 2025	$(591)

(1)	See footnote (c) above for further information.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2025 and 2024, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2025 and 2024 was $0.1 million and $(0.2) million, respectively, and during the nine months ended September 30, 2025 and 2024, $(0.1) million and less than $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2025 and December 31, 2024, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2025. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2022 through 2024 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2025

number of weighted average common shares outstanding and dilution to basic income/(loss) per share. (See Note 8, Income/(Loss) per Share for further discussion.)

Lease Receivables

During the three and nine months ended September 30, 2025 and 2024, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if collection of lease payments is no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of September 30, 2025, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $5.5 million, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.4 million, including its share from unconsolidated joint ventures, as of September 30, 2025.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2025, the Company owned and consolidated 168 communities in 12 states plus the District of Columbia totaling 55,808 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Land	$2,528,813	$2,521,363
Depreciable property — held and used:
Land improvements	282,595	271,702
Building, improvements, and furniture, fixtures and equipment	13,515,310	13,189,796
Real estate intangible assets	21,995	11,933
Under development:
Land and land improvements	13,468	—
Building, improvements, and furniture, fixtures and equipment	39,281	—
Real estate held for disposition:
Land and land improvements	—	44,645
Building, improvements, and furniture, fixtures and equipment	—	135,844
Real estate intangible assets	—	38,080
Real estate owned	16,401,462	16,213,363
Accumulated depreciation	(7,320,363)	(6,901,026)
Real estate owned, net	$9,081,099	$9,312,337

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

SEPTEMBER 30, 2025

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

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2025 and 2024, were $1.4 million and $4.6 million, respectively, and $5.5 million and $13.2 million, respectively, for the nine months ended September 30, 2025 and 2024. Total capitalized interest was $2.2 million and $2.0 million, respectively, for the three months ended September 30, 2025 and 2024, and $6.3 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2025 and 2024.

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

SEPTEMBER 30, 2025

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	2025	2025	2025	2024	2025	2024	2025	2024	2025	2024
Operating:
UDR/MetLife (a)	13	2,837	50.2%	50.2%	$195,387	$206,308	$62	$(2,050)	$(2,114)	$(5,304)
UDR/LaSalle	5	1,590	51.0%	51.0%	258,381	267,562	(813)	(1,311)	(2,774)	(6,982)
Total Joint Ventures	18	4,427			$453,768	$473,870	$(751)	$(3,361)	$(4,888)	$(12,286)

	Number of	Apartment					Income/(loss) from investments
	Commitments	Homes	Weighted		Investment at		Three Months Ended		Nine Months Ended
Debt and Preferred Equity Program	September 30,	September 30,	Average	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (b)	2025	2025	Rate	Commitment (c)	2025	2024	2025	2024	2025	2024
Preferred equity investments:
Operating	12	6,766	9.7%	$354,989	$379,437	$299,846	$6,581	$(1,253)	$16,623	$9,961

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	71,900	57,344	4,416	493	5,927	5,950
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					451,337	357,190	10,997	(760)	22,550	15,911

Sold unconsolidated joint ventures and partnerships					—	81,123	3,765	2,241	5,792	7,626

Total investment in and advances to unconsolidated joint ventures, net (a)					$905,105	$912,183	$14,011	$(1,880)	$23,454	$11,251
(a)	As of September 30, 2025 and December 31, 2024, the Company’s negative investment in one UDR/MetLife community of $6.5 million and $5.3 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

(b)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include three investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the nine months ended September 30, 2025, the Company entered into and funded three new preferred equity investment and two preferred equity investment were redeemed.

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

In July 2025, the Company entered into a joint venture agreement with an unaffiliated joint venture partner in an operating community with a total of 350 apartment homes located in Orlando, Florida. The Company’s preferred equity investment of $23.8 million earns a preferred return of 11.25% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for its investments under the equity method of accounting.

In August 2025, the Company entered into a joint venture agreement with an unaffiliated joint venture partner in an operating community with a total of 400 apartment homes located in Yorba Linda, California. The Company’s preferred equity investment of $35.8 million earns a preferred return of 10.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture. The Company has concluded that it does not control the joint venture and accounts for its investments under the equity method of accounting.

In September 2025, the Company received full repayment of its approximately $32.2 million preferred equity investment, which was inclusive of principal and accrued return, in a stabilized community located in Thousand Oaks, California.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of September 30, 2025 and December 31, 2024, the Company had deferred fees of $7.0 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.6 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $7.1 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

the Company recorded an $8.1 million non-cash impairment loss on one of its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total real estate, net	$3,052,742	$3,114,375
Investments, at fair value	469,137	372,478
Cash and cash equivalents	84,794	47,932
Other assets	126,537	147,344
Total assets	$3,733,210	$3,682,129

Third party debt, net	$2,058,676	$2,060,135
Accounts payable and accrued liabilities	169,168	158,505
Total liabilities	2,227,844	2,218,640
Total equity	$1,505,366	$1,463,489

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues	$96,331	$80,793	$279,658	$235,062
Property operating expenses	43,228	38,264	127,908	108,992
Real estate depreciation and amortization	40,099	37,412	121,171	112,465
Operating income/(loss)	13,004	5,117	30,579	13,605
Interest expense	(32,919)	(29,415)	(111,215)	(79,523)
Net unrealized/realized gain/(loss) on held investments	48,475	3,530	65,105	36,279
Other income/(loss)	193	(24)	3,579	(3,372)
Net income/(loss)	$28,753	$(20,792)	$(11,952)	$(33,011)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Operating lease right-of-use assets were $184.2 million and $187.0 million, respectively, and the Operating lease liabilities were $179.5 million and $182.3 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

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

The weighted average remaining lease term for these leases was 40.9 years and 41.3 years at September 30, 2025 and December 31, 2024, respectively, and the weighted average discount rate was 5.0% at both September 30, 2025 and December 31, 2024.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2025 are as follows (dollars in thousands):

Ground Leases
2025	$3,112
2026	12,442
2027	12,442
2028	12,442
2029	12,442
Thereafter	393,010
Total future minimum lease payments (undiscounted)	445,890
Difference between future undiscounted cash flows and discounted cash flows	(266,394)
Total operating lease liabilities (discounted)	$179,496

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2022	2024
Lease expense:
Contractual lease expense	$3,458	$3,331	$10,184	$10,031
Variable lease expense (a)	59	47	162	130
Total operating lease expense (b)(c)	$3,517	$3,378	$10,346	$10,161
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.8 million and $2.8 million, respectively. For the nine months ended September 30, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.7 million and $2.7 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million of total operating lease expense during the nine months ended September 30, 2025 and 2024, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2025, our apartment home leases generally have initial terms of 12 months or less. As of September 30, 2025, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2025 are as follows (dollars in thousands):

Retail and Commercial Leases
2025	$6,616
2026	28,262
2027	26,018
2028	23,170
2029	18,825
Thereafter	99,739
Total future minimum lease payments (a)	$202,630
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2025 and December 31, 2024 (dollars in thousands):

	Principal Outstanding		As of September 30, 2025
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2025	2024	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$1,066,710	$1,115,798	3.48%	3.4	18
Deferred financing costs and other non-cash adjustments (b)	(3,360)	(3,429)
Total fixed rate secured debt, net	1,063,350	1,112,369	3.54%	3.4	18
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	3.26%	6.5	1
Deferred financing costs	(45)	(38)
Total variable rate secured debt, net	26,955	26,962	3.29%	6.5	1
Total Secured Debt, net	1,090,305	1,139,331	3.53%	3.5	19
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (l)	—	—	—%	2.9
Borrowings outstanding under unsecured commercial paper program due October 2025 (e) (l)	340,000	289,900	4.32%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2026 (f)	15,686	9,361	5.00%	0.3
Term Loan due January 2029 (d) (l)	175,000	175,000	5.26%	3.3
Fixed Rate Debt
Term Loan due January 2029 (d) (l)	175,000	175,000	4.04%	3.3
2.95% Medium-Term Notes due September 2026 (l)	300,000	300,000	2.95%	0.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $123 and $176, respectively) (l)	299,877	299,824	3.50%	1.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $272 and $361, respectively) (l)	299,728	299,639	3.50%	2.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $2, respectively) (g) (l)	299,998	299,998	4.27%	3.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $5,892 and $6,921, respectively) (h) (l)	605,892	606,921	3.32%	4.3
3.00% Medium-Term Notes due August 2031 (net of premiums of $7,018 and $7,914, respectively) (i) (l)	607,018	607,914	3.01%	5.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $241 and $267, respectively) (l)	399,759	399,733	2.10%	6.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $898 and $989, respectively) (l)	349,102	349,011	1.90%	7.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $767 and $842, respectively) (l)	299,233	299,158	2.10%	7.7
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,725 and $2,954, respectively) (j) (l)	297,275	297,046	4.95%	8.9
3.10% Medium-Term Notes due November 2034 (net of discounts of $802 and $868, respectively) (k) (l)	299,198	299,132	3.13%	9.1
Deferred financing costs	(18,902)	(20,003)
Total Unsecured Debt, net	4,743,864	4,687,634	3.39%	4.8
Total Debt, net	$5,834,169	$5,826,965	3.42%	4.6

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2025, secured debt encumbered approximately 12% of UDR’s total real estate owned based upon gross book value (approximately 88% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2025, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2025 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

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

(b) During the three months ended September 30, 2025 and 2024, the Company had $0.1 million and $0.2 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company had $0.6 million and $1.0 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of $(0.4) million and $0.2 million at September 30, 2025 and December 31, 2024, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2025, the variable interest rate on the mortgage note was 3.26%.
(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. In September 2025, the Company amended the Term Loan to extend the maturity date to January 2029, with two one-year extension options, subject to certain conditions. The Term Loan was previously set to mature on January 31, 2027.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 85.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. In addition, the Credit Agreement allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may allow a change in the applicable margin for the Term Loan of up to five basis points.

In September 2025, the Company entered into three interest rate swaps totaling $175.0 million of notional value, which became effective in September 2025, to hedge against interest rate risk on a portion of the Term Loan debt until October 2027. The weighted average interest rate on $175.0 million of the Term Loan debt, inclusive of the impact of interest rate swaps, is 4.04% until October 2027.

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

SEPTEMBER 30, 2025

lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $4.3 million and $3.4 million of letters of credit at September 30, 2025 and December 31, 2024, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	340,000	289,900
Weighted average daily borrowings during the period ended	268,202	390,237
Maximum daily borrowings during the period ended	405,000	645,000
Weighted average interest rate during the period ended	4.6%	5.4%
Interest rate at end of the period	4.3%	4.7%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	15,686	9,361
Weighted average daily borrowings during the period ended	16,736	15,102
Maximum daily borrowings during the period ended	52,913	62,077
Weighted average interest rate during the period ended	5.2%	6.0%
Interest rate at end of the period	5.0%	5.2%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of the initial $300.0 million issued. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

(h) The Company previously entered into forward starting interest rate swaps and treasury lock to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32%.
(i) The Company entered into treasury lock agreements to hedge against interest rate risk on $250.0 million of the $600.0 million aggregate principal amount. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.01%.
(j) The Company entered into and settled treasury lock arrangements to hedge against all interest rate risk of the debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 4.95%.
(k) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(l) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2025 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2025	$129,235	$340,000	$469,235
2026	56,672	315,686	372,358
2027	6,939	300,000	306,939
2028	166,526	300,000	466,526
2029	315,811	650,000	965,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
Thereafter	—	—	—
Subtotal	1,093,710	4,755,686	5,849,396
Non-cash (a)	(3,405)	(11,822)	(15,227)
Total	$1,090,305	$4,743,864	$5,834,169
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.2 million during the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $3.7 million during the nine months ended September 30, 2025 and 2024, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator for income/(loss) per share:
Net income/(loss)	$43,130	$24,077	$165,430	$101,400
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,709)	(1,574)	(10,593)	(6,736)
Net (income)/loss attributable to noncontrolling interests	(12)	94	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	40,409	22,597	154,802	94,629
Distributions to preferred stockholders — Series E (Convertible)	(1,211)	(1,197)	(3,628)	(3,638)
Income/(loss) attributable to common stockholders - basic and diluted	$39,198	$21,400	$151,174	$90,991

Denominator for income/(loss) per share:
Weighted average common shares outstanding	331,178	329,788	331,200	329,488
Unvested restricted stock awards	(510)	(367)	(508)	(387)
Denominator for basic income/(loss) per share	330,668	329,421	330,692	329,101
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	573	1,136	751	654
Denominator for diluted income/(loss) per share	331,241	330,557	331,443	329,755

Income/(loss) per weighted average common share:
Basic	$0.12	$0.06	$0.46	$0.28
Diluted	$0.12	$0.06	$0.46	$0.28

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2025 and 2024, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2025, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

For the three and nine months ended September 30, 2025, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

During the three and nine months ended September 30, 2025, the Company repurchased 0.7 million shares of its common stock at an average price of $38.37 per share for total consideration of approximately $25.0 million under its share repurchase program. In October 2025, the Company repurchased an additional 0.3 million shares of its common stock at an average price of $36.14 per share for total consideration of approximately $10.0 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
OP/DownREIT Units	22,816	23,854	22,851	24,198
Convertible preferred stock	2,816	2,815	2,816	2,858
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	573	1,136	751	654

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

SEPTEMBER 30, 2025

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2024	$1,017,355
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(116,503)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(16,915)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,593
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(31,193)
Redeemable Long-Term and Short-Term Incentive Plan Units	12,923
Allocation of other comprehensive income/(loss)	(133)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at September 30, 2025	$876,127

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and less than $(0.1) million and less than $(0.1) million during the nine months ended September 30, 2025 and 2024, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2025 and December 31, 2024, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$146,749	$141,190	$—	$—	$141,190
Equity securities (c)	1,032	1,032	1,032	—	—
Derivatives - Interest rate contracts (d)	558	558	—	558	—
Total assets	$148,339	$142,780	$1,032	$558	$141,190

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,066,336	$1,018,888	$—	$—	$1,018,888
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	15,686	15,686	—	—	15,686
Commercial paper program	340,000	340,000	—	—	340,000
Unsecured notes	4,407,080	4,093,122	—	—	4,093,122
Total liabilities	$5,856,102	$5,494,696	$—	$—	$5,494,696

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$876,127	$876,127	$—	$876,127	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

			Fair Value at December 31, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$247,849	$243,546	$—	$—	$243,546
Equity securities (c)	1,281	1,281	1,281	—	—
Derivatives - Interest rate contracts (d)	3,227	3,227	—	3,227	—
Total assets	$252,357	$248,054	$1,281	$3,227	$243,546

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,115,999	$1,039,482	$—	$—	$1,039,482
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	9,361	9,361	—	—	9,361
Commercial paper program	289,900	289,900	—	—	289,900
Unsecured notes	4,408,376	3,897,187	—	—	3,897,187
Total liabilities	$5,850,636	$5,262,930	$—	$—	$5,262,930

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,017,355	$1,017,355	$—	$1,017,355	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on September 30, 2025 and December 31, 2024. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2025.

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

SEPTEMBER 30, 2025

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2026, the Company estimates that an additional $0.4 million will be reclassified as a decrease to Interest expense.

As of September 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$183,977

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2025, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	$558	$3,227	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024	2025	2024
Three Months Ended September 30,
Interest rate products	$547	$(1,768)	$(279)	$1,782	$—	$—

Nine Months Ended September 30,
Interest rate products	$628	$5,464	$2,467	$5,768	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total amount of Interest expense presented on the Consolidated Statements of Operations	$50,569	$50,214	$146,935	$146,087

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2025	$558	$—	$558	$—	$—	$558

December 31, 2024	$3,227	$—	$3,227	$—	$—	$3,227
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $3.1 million and $9.2 million during the three months ended September 30, 2025 and 2024, respectively, and $19.3 million and $25.9 million during the nine months ended September 30, 2025 and 2024, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at September 30, 2025 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	1	$52,749	$80,851
Other unconsolidated investments:
Real estate technology and sustainability investments (b)	-	129,507	39,493
Total		$182,256	$120,344
(a)	Represents UDR’s investment as of September 30, 2025.
(b)	As of September 30, 2025, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

Purchase Commitments

In October 2025, the Company entered into a contract to acquire a 406 apartment home operating community located in Woodbridge, Virginia for a purchase price of approximately $147.0 million. The Company made a $3.0 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2025, subject to customary closing conditions.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of September 30, 2025, there is no liability recorded.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

14. REPORTABLE SEGMENTS

GAAP guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s CODM is comprised of our Chairman, President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2024 (for quarter-to-date comparison) and January 1, 2024 (for year-to-date comparison) and held as of September 30, 2025. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2025 and 2024.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2025 and 2024, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2025	2024	2025	2024
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$127,324	$124,032	$374,919	$365,245
Mid-Atlantic Region	83,435	80,407	241,962	232,276
Northeast Region	81,987	79,248	242,623	234,978
Southeast Region	56,140	56,177	168,952	169,892
Southwest Region	49,719	49,899	149,336	150,359
Non-Mature Communities/Other	14,338	13,543	48,112	49,431
Total segment and consolidated lease revenue	$412,943	$403,306	$1,225,904	$1,202,181

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,577	$3,238	$10,191	$9,181
Mid-Atlantic Region	3,956	3,699	11,041	10,107
Northeast Region	2,696	2,250	7,289	6,042
Southeast Region	3,317	2,950	9,622	8,079
Southwest Region	2,506	2,341	7,245	6,521
Non-Mature Communities/Other	299	304	839	975
Total segment and consolidated other revenue	$16,351	$14,782	$46,227	$40,905

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$130,901	$127,270	$385,110	$374,426
Mid-Atlantic Region	87,391	84,106	253,003	242,383
Northeast Region	84,683	81,498	249,912	241,020
Southeast Region	59,457	59,127	178,574	177,971
Southwest Region	52,225	52,240	156,581	156,880
Non-Mature Communities/Other	14,637	13,847	48,951	50,406
Total segment and consolidated rental income	$429,294	$418,088	$1,272,131	$1,243,086

Total reportable apartment home segment operating expenses
Same-Store Communities
Personnel	$18,897	$18,258	$56,508	$54,035
Utilities	19,090	18,230	55,460	52,936
Repair and maintenance	27,539	27,230	77,583	75,403
Administrative and marketing	10,530	9,618	29,615	26,479
Real estate taxes	50,073	48,375	150,022	148,188
Insurance	5,695	6,159	16,267	18,305
Non-Mature Communities/Other (b)	5,335	5,796	19,060	19,921
Total segment and consolidated operating expenses	$137,159	$133,666	$404,515	$395,267

Reportable apartment home segment NOI
Same-Store Communities
West Region	$95,771	$93,596	$283,352	$276,462
Mid-Atlantic Region	59,341	57,124	173,469	165,750
Northeast Region	55,250	52,360	161,640	155,416
Southeast Region	40,256	40,326	121,391	121,416
Southwest Region	32,215	32,964	97,873	98,290
Non-Mature Communities/Other	9,302	8,052	29,891	30,485
Total segment and consolidated NOI	292,135	284,422	867,616	847,819

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2025

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2025	2024	2025	2024
Reconciling items:
Joint venture management and other fees	2,570	2,072	7,080	6,029
Property management	(13,952)	(13,588)	(41,344)	(40,400)
Other operating expenses	(6,975)	(6,382)	(22,787)	(20,803)
Real estate depreciation and amortization	(165,926)	(170,276)	(490,511)	(510,622)
General and administrative	(22,732)	(20,890)	(62,156)	(58,836)
Casualty-related (charges)/recoveries, net	(1,755)	(1,473)	(8,434)	(8,749)
Other depreciation and amortization	(7,009)	(4,029)	(21,463)	(13,024)
Gain/(loss) on sale of real estate owned	—	—	47,939	16,867
Income/(loss) from unconsolidated entities	14,011	(1,880)	23,454	11,251
Interest expense	(50,569)	(50,214)	(146,935)	(146,087)
Interest income and other income/(expense), net	3,714	6,159	13,769	18,522
Tax (provision)/benefit, net	(382)	156	(798)	(567)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,709)	(1,574)	(10,593)	(6,736)
Net (income)/loss attributable to noncontrolling interests	(12)	94	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	$40,409	$22,597	$154,802	$94,629
(a)	Same-Store Community population consisted of 54,915 apartment homes.
(b)	Same-Store Community population consisted of 54,442 apartment homes.
(c)	Non-Mature Communities/Other operating expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,	December 31,
	2025	2024
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,765,030	$4,712,621
Mid-Atlantic Region	3,437,912	3,401,208
Northeast Region	3,822,490	3,788,083
Southeast Region	1,669,745	1,635,360
Southwest Region	1,901,220	1,889,173
Non-Mature Communities/Other	805,065	786,918
Total segment assets	16,401,462	16,213,363
Accumulated depreciation	(7,320,363)	(6,901,026)
Total segment assets — net book value	9,081,099	9,312,337
Reconciling items:
Cash and cash equivalents	1,194	1,326
Restricted cash	35,052	34,101
Notes receivable, net	146,749	247,849
Investment in and advances to unconsolidated joint ventures, net	911,575	917,483
Operating lease right-of-use assets	184,172	186,997
Other assets	242,071	197,493
Total consolidated assets	$10,601,912	$10,897,586
(a)	Same-Store Community population consisted of 54,915 apartment homes.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	general market and economic conditions;
●	the impact of inflation/deflation, tariffs, geopolitical tensions and government shutdowns;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;
●	the failure of acquisitions, developments or redevelopments to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes, fires, floods, ice storms and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	the availability of capital and the stability of the capital markets;
●	changes in job growth, home affordability and the demand/supply ratio for multifamily housing;
●	the failure of automation or technology to help grow net operating income;
●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
●	delays in completing developments and lease-ups on schedule or at expected rent and occupancy levels;
●	our failure to succeed in new markets;

●	risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;
●	changing interest rates, which could increase interest costs and affect the market price of our securities;
●	potential liability for environmental contamination, which could result in substantial costs to us;
●	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
●	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and
●	changes in real estate laws, tax laws, rent control or stabilization laws or other laws affecting our business.

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

At September 30, 2025, our consolidated real estate portfolio included 168 communities in 12 states plus the District of Columbia totaling 55,808 apartment homes. In addition, we have an ownership interest in 11,193 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,766 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2025, was 54,915 and 54,442, respectively.

The following table summarizes our same-store market information by major geographic markets as of and for the three and nine months ended September 30, 2025, as applicable:

	September 30, 2025				Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
			Percentage	Total	Weighted	Monthly	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.6%	$1,412,579	96.6%	$3,197	97.0%	$3,163
San Francisco, CA	14	3,317	7.5%	1,233,065	97.6%	3,615	97.4%	3,623
Seattle, WA	14	2,702	6.9%	1,129,140	96.1%	2,989	96.9%	2,956
Monterey Peninsula, CA	7	1,567	1.3%	206,700	96.7%	2,402	96.3%	2,381
Los Angeles, CA	4	1,225	3.0%	493,900	96.3%	3,330	96.5%	3,282
Other Southern California	3	821	1.4%	229,915	96.3%	3,019	96.7%	2,976
Portland, OR	2	476	0.4%	59,731	95.6%	2,019	95.7%	1,994
Mid-Atlantic Region
Metropolitan D.C.	24	9,119	16.3%	2,678,258	96.8%	2,518	97.3%	2,477
Baltimore, MD	7	2,219	3.5%	581,220	96.2%	2,025	96.7%	2,011
Richmond, VA	4	1,359	1.1%	178,434	96.3%	1,966	96.7%	1,941
Northeast Region
Boston, MA	12	4,667	12.1%	1,984,546	96.4%	3,395	96.8%	3,337
New York, NY	4	1,945	8.5%	1,392,353	97.8%	5,264	97.9%	5,139
Philadelphia, PA	4	1,172	2.7%	445,591	97.0%	2,591	97.0%	2,554
Southeast Region
Tampa, FL	11	3,877	4.3%	710,245	96.3%	2,164	96.7%	2,158
Orlando, FL	11	3,493	3.6%	583,956	96.4%	1,925	96.5%	1,920
Nashville, TN	8	2,261	1.7%	276,955	95.9%	1,739	96.2%	1,742
Other Florida	1	636	0.6%	98,589	96.7%	2,421	96.4%	2,426
Southwest Region
Dallas, TX	19	7,364	8.1%	1,321,530	96.9%	1,789	97.0%	1,778
Austin, TX	6	1,880	2.0%	327,512	97.0%	1,787	97.3%	1,800
Denver, CO	2	510	1.5%	252,178	95.9%	2,868	95.8%	2,862
Total/Average Same-Store Communities	165	54,915	95.1%	15,596,397	96.6%	$2,605	96.9%	$2,576
Non-Mature, Commercial Properties & Other	3	893	4.6%	752,316
Total Real Estate Held for Investment	168	55,808	99.7%	16,348,713
Real Estate Under Development (b)	—	—	0.3%	52,749
Total Real Estate Owned	168	55,808	100.0%	16,401,462
Total Accumulated Depreciation				(7,320,363)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,081,099
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2025, the Company was developing one wholly-owned community with a total of 300 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2024 (for quarter-to-date comparison) and January 1, 2024 (for year-to-date comparison) and held as of September 30, 2025. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the three and nine months ended September 30, 2025, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the three and nine months ended September 30, 2025, the Company repurchased 0.7 million shares of its common stock at an average price of $38.37 per share for total consideration of approximately $25.0 million under its share repurchase program. In October 2025, the Company repurchased an additional 0.3 million shares of its common stock at an average price of $36.14 per share for total consideration of approximately $10.0 million under its share repurchase program.

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. In September 2025, the Company amended the Term Loan to extend the maturity date to January 2029, with two one-year extension options, subject to certain conditions. The Term Loan was previously set to mature on January 31, 2027.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2025, we had issued $340.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.32%, leaving $360.0 million of unused capacity.

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

During the remainder of 2025, we have approximately $129.2 million of secured debt maturing, inclusive of principal amortization, and $340.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2025	2024
Total real estate, net	$2,512,849	$2,562,075
Operating lease right-of-use assets	184,934	187,886
Other assets	35,675	47,907
Total assets	$2,733,458	$2,797,868

Secured debt, net	$376,377	$377,724
Notes payable to UDR (a)	1,531,731	1,429,849
Operating lease liabilities	180,308	183,215
Other liabilities	157,455	139,910
Total liabilities	2,245,871	2,130,698
Total capital	$487,587	$667,170

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$154,564	$150,762	$459,592	$448,452
Property operating expenses	(61,581)	(69,304)	(186,168)	(202,800)
Real estate depreciation and amortization	(47,206)	(47,262)	(139,896)	(142,014)
Operating income/(loss)	45,777	34,196	133,528	103,638
Interest expense (a)	(18,955)	(17,771)	(55,278)	(52,050)
Other income/(loss)	(1,331)	1,805	(4,384)	4,141
Net income/(loss)	$25,491	$18,230	$73,866	$55,729
(a)	All $1.5 billion and $1.4 billion notes payable to UDR as of September 30, 2025 and December 31, 2024, respectively, and $14.7 million and $13.7 million of interest expense on notes payable to UDR for the three months ended September 30, 2025 and 2024, respectively, and $42.4 million and $39.9 million of interest expense on notes payable to UDR for the nine months ended September 30, 2025 and 2024, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

Operating Activities

For the nine months ended September 30, 2025, our Net cash provided by/(used in) operating activities was $641.5 million, compared to $636.3 million for the comparable period in 2024. The increase in cash flow from operating activities was primarily due to an increase in NOI, primarily driven by higher revenue per occupied home and an increase in weighted average physical occupancy and an increase in operating distributions from our unconsolidated joint ventures and partnerships, partially offset by changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2025, Net cash provided by/(used in) investing activities was $(154.1) million, compared to $(227.6) million for the comparable period in 2024. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sales of real estate investments, a decrease in spend for development of real estate assets and an increase in distributions received from unconsolidated joint ventures and partnerships, partially offset by an increase from the issuance of notes receivables during the current period compared to the prior year period, an increase in spend in non-real estate capital expenditures, and an increase in investments in unconsolidated joint ventures and partnerships.

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

For the nine months ended September 30, 2025, total capital expenditures of $196.2 million, or $3,545 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $191.3 million, or $3,458 per stabilized home, for the comparable period in 2024.

The increase in total capital expenditures was primarily due to:

●	an increase of 6.4%, or $4.5 million, in recurring capital expenditures, which includes asset preservation expenditures and turnover-related expenditures; and
●	an increase of 6.0%, or $3.3 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	a decrease of 6.4%, or $4.1 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2025 and 2024 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Turnover capital expenditures	$12,915	$14,550	(11.2)%	$233	$263	(11.4)%
Asset preservation expenditures	61,628	55,493	11.1%	1,114	1,003	11.1%
Total recurring capital expenditures	74,543	70,043	6.4%	1,347	1,266	6.4%
NOI enhancing improvements (a)	59,836	63,933	(6.4)%	1,082	1,156	(6.4)%
Major renovations (b)	57,338	54,087	6.0%	1,036	978	5.9%
Operations platform	4,433	3,227	37.4%	80	58	37.9%
Total capital expenditures (c)	$196,150	$191,290	2.5%	$3,545	$3,458	2.5%
Repair and maintenance expense	$79,057	$76,943	2.7%	$1,429	$1,391	2.7%
Average home count (d)	55,326	55,306	—%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2025, our development pipeline consisted of one wholly-owned community totaling 300 apartment homes, none of which have been completed, with a budget of $133.6 million, in which we have a gross carrying value of $52.7 million. The homes are estimated to be completed during the second quarter of 2027. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At September 30, 2025, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2025:

●	we made investments totaling $81.7 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $23.5 million; and
●	we received distributions of $112.3 million, of which $39.8 million were operating cash flows and $72.5 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded an $8.1 million non-cash impairment loss on one of its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

Financing Activities

For the nine months ended September 30, 2025, our Net cash provided by/(used in) financing activities was $(486.6) million, compared to $(408.0) million for the comparable period of 2024.

The following significant financing activities occurred during the nine months ended September 30, 2025:

●	repaid $49.1 million of secured debt;
●	received net proceeds of $50.1 million, net on our unsecured commercial paper program;
●	received net proceeds of $6.3 million on our revolving bank debt;
●	repurchased 0.7 million common shares for approximately $25.0 million,
●	paid $29.8 million of distributions to redeemable noncontrolling interests; and
●	paid $425.6 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. In September 2025, the Company amended the Term Loan to extend the maturity date to January 2029, with two one-year extension options, subject to certain conditions. The Term Loan was previously set to mature on January 31, 2027.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to SOFR plus a margin of 85.0 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 70 to 140 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 75 to 160 basis points. In addition, the Credit Agreement allows for the Company in consultation with the sustainability structuring agent to propose key performance indicators with respect to certain environmental, social, and governance goals of the Company, and thresholds or targets with respect thereto, and a related amendment to the Credit Agreement, that if entered into may allow a change in the applicable margin for the Term Loan of up to five basis points.

As of September 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $4.3 million of letters of credit at September 30, 2025), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2025, we had $15.7 million of outstanding borrowings under the Working Capital Credit Facility, leaving $59.3 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2025.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2025, we had issued $340.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.32%, leaving $360.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $557.7 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2025. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2025 would increase by $4.4 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by/(used in) operating activities	$641,480	$636,312
Net cash provided by/(used in) investing activities	(154,065)	(227,593)
Net cash provided by/(used in) financing activities	(486,596)	(408,033)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $39.2 million ($0.12 per diluted share) for the three months ended September 30, 2025, as compared to $21.4 million ($0.06 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in income/(loss) from unconsolidated entities of $15.9 million primarily due to no non-cash impairment losses during the three months ended September 30, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024, $3.9 million of higher unrealized gains on technology investments, a $2.6 million increase from unconsolidated joint ventures primarily attributable to higher NOI and a reduction in depreciation and amortization expense, and higher income from preferred equity investments during the three months ended September 30, 2025.
●	an increase in total property NOI of $7.7 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2024 and 2025; and

●	a decrease in real estate depreciation expense of $4.4 million primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by an acquired community in 2025 and development communities completed in 2024.

This was partially offset by:

●	an increase in other depreciation and amortization of $3.0 million primarily due to $3.3 million of software transition related costs incurred during the three months ended September 30, 2025, as compared to none during the three months ended September 30, 2024; and
●	a decrease in interest income and other income/(expense), net of $2.4 million primarily due to lower interest income earned during the three months ended September 30, 2025 as compared to the same period in 2024, due to lower notes receivable balances.

Net income/(loss) attributable to common stockholders was $151.2 million ($0.46 per diluted share) for the nine months ended September 30, 2025, as compared to $91.0 million ($0.28 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $47.9 million from the sale of two operating communities located in Englewood, New Jersey and Brooklyn, New York during the nine months ended September 30, 2025, as compared to a gain on the sale of real estate of $16.9 million from the sale of an operating community located in Arlington, Virginia during the nine months ended September 30, 2024;
●	an increase in total property NOI of $19.8 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease from communities sold during 2024 and 2025;
●	a decrease in real estate depreciation expense of $20.1 million primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by an acquired community in 2025 and development communities completed in 2024; and
●	an increase in income/(loss) from unconsolidated entities of $12.2 million primarily due to no non-cash impairment losses during the nine months ended September 30, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024 and a $7.4 million increase from unconsolidated joint ventures primarily attributable to higher NOI and a reduction in depreciation and amortization expense partially offset by lower income due to the repayments and partial paydowns received from certain preferred equity investments during the nine months ended September 30, 2025.

This was partially offset by:

●	an increase in other depreciation and amortization of $8.4 million primarily due to $9.3 million of software transition related costs incurred during the nine months ended September 30, 2025, as compared to none during the nine months ended September 30, 2024; and
●	a decrease in interest income and other income/(expense), net of $4.8 million primarily due to lower interest income earned during the nine months ended September 30, 2025 as compared to the same period in 2024, due to lower notes receivable balances.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2025	2024	% Change	2025	2024	% Change
Same-Store Communities:
Same-Store rental income	$414,657	$404,241	2.6%	$1,223,180	$1,192,680	2.6%
Same-Store operating expense (c)	(131,824)	(127,871)	3.1%	(385,455)	(375,346)	2.7%
Same-Store NOI	282,833	276,370	2.3%	837,725	817,334	2.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	2,890	775	NM *	13,611	5,508	NM *
Acquired communities NOI	1,691	—	N/A	2,236	—	N/A
Non-residential/other NOI (e)	4,721	4,254	11.0%	13,797	15,270	(9.6)%
Sold and held for disposition communities NOI	—	3,023	(100.0)%	247	9,707	(97.5)%
Total Non-Mature Communities/Other NOI	9,302	8,052	15.5%	29,891	30,485	(1.9)%
Total property NOI	$292,135	$284,422	2.7%	$867,616	$847,819	2.3%

* Not meaningful

(a)	Same-Store consists of 54,915 apartment homes.
(b)	Same-Store consists of 54,442 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income/(loss) attributable to UDR, Inc.	$40,409	$22,597	$154,802	$94,629
Joint venture management and other fees	(2,570)	(2,072)	(7,080)	(6,029)
Property management	13,952	13,588	41,344	40,400
Other operating expenses	6,975	6,382	22,787	20,803
Real estate depreciation and amortization	165,926	170,276	490,511	510,622
General and administrative	22,732	20,890	62,156	58,836
Casualty-related charges/(recoveries), net	1,755	1,473	8,434	8,749
Other depreciation and amortization	7,009	4,029	21,463	13,024
(Gain)/loss on sale of real estate owned	—	—	(47,939)	(16,867)
(Income)/loss from unconsolidated entities	(14,011)	1,880	(23,454)	(11,251)
Interest expense	50,569	50,214	146,935	146,087
Interest income and other (income)/expense, net	(3,714)	(6,159)	(13,769)	(18,522)
Tax provision/(benefit), net	382	(156)	798	567
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,709	1,574	10,593	6,736
Net income/(loss) attributable to noncontrolling interests	12	(94)	35	35
Total property NOI	$292,135	$284,422	$867,616	$847,819

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2024 (for quarter-to-date comparison) and January 1, 2024 (for year-to-date comparison) and held on September 30, 2025 consisted of 54,915 and 54,442 apartment homes, respectively, and provided 96.8% and 96.6% of our total NOI for the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025 vs. Three Months Ended September30, 2024

NOI for our Same-Store Community properties increased 2.3%, or $6.5 million, for the three months ended September 30, 2025 compared to the same period in 2024. The increase in property NOI was attributable to a 2.6%, or $10.4 million, increase in property rental income, partially offset by a 3.1%, or $4.0 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.1%, or $4.1 million, increase in rental rates, an 8.5%, or $4.1 million, increase in reimbursement and other income and a 10.1%, or $1.4 million, decrease in vacancy loss. Weighted average physical occupancy increased by 0.3% to 96.6% and total monthly income per occupied home increased by 2.2% to $2,605.

The increase in operating expenses was primarily driven by a 3.5%, or $1.7 million increase in real estate taxes due to higher assessed valuations for certain properties, a 9.5%, or $0.9 million, increase in administration and marketing primarily due to the cost for providing property-wide Wi-Fi and a 4.7%, or $0.9 million, increase in utilities primarily due to an increase in energy costs.

The operating margin (property net operating income divided by property rental income) was 68.2% and 68.4% for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

NOI for our Same-Store Community properties increased 2.5%, or $20.4 million, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in property NOI was attributable to a 2.6%, or $30.5 million, increase in property rental income, partially offset by a 2.7%, or $10.1 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.2%, or $13.4 million, increase in rental rates, a 9.5%, or $13.0 million, increase in reimbursement and other income and a 7.4%, or $2.6 million, decrease in vacancy loss. Weighted average physical occupancy increased by 0.2% to 96.9% and total monthly income per occupied home increased by 2.3% to $2,576.

The increase in operating expenses was primarily driven by a 11.8%, or $3.1 million, increase in administration and marketing primarily due to the cost of providing property-wide Wi-Fi, a 4.6%, or $2.5 million, increase in personnel costs primarily due to annual merit increases and severance costs, a 4.8%, or $2.5 million, increase in utilities, primarily due to an increase in energy costs, and a 2.9%, or $2.2 million, increase in repair and maintenance expense due to increases in third party vendor costs and weather-related events, partially offset by an 11.1%, or $2.0 million, decrease in insurance expense primarily due to a decrease in the impact from claims.

The operating margin (property net operating income divided by property rental income) was 68.5% and 68.5% for the nine months ended September 30, 2025 and 2024, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

The remaining 3.2%, or $9.3 million, of our total NOI during the three months ended September 30, 2025 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 15.5%, or $1.3 million, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily attributable to a $2.1 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and a $1.7 million increase in acquired communities NOI due to the one community acquired during 2025, partially offset by a $3.0 million decrease in sold and held for disposition communities NOI due to the sale of two operating communities during 2025.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

The remaining 3.4%, or $29.9 million, of our total NOI during the nine months ended September 30, 2025 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 1.9%, or $0.6 million, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to a $9.5 million decrease in sold and held for disposition communities NOI due to the sale of two operating communities during the nine months ended September 30, 2025, partially offset by an $8.1 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and a $2.2 million increase in acquired communities NOI due to the one community acquired during 2025.

Gain/(loss) on sale of real estate owned

For the nine months ended September 30, 2025, the Company recognized gain/(loss) on sale of real estate owned of $47.9 million as compared to $16.9 million on sale of real estate owned for the nine months ended September 30, 2024. The increase in 2025 as compared to 2024 was attributable to the sale of two operating communities located in Englewood, New Jersey, and Brooklyn, New York during the nine months ended September 30, 2025, as compared to the sale of an operating community located in Arlington, Virginia during the nine months ended September 30, 2024.

Real estate depreciation and amortization

For the three months ended September 30, 2025 and 2024, the Company recognized real estate depreciation and amortization of $165.9 million and $170.3 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by an acquired community in 2025 and development communities completed in 2024.

For the nine months ended September 30, 2025 and 2024, the Company recognized real estate depreciation and amortization of $490.5 million and $510.6 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by an acquired community in 2025 and development communities completed in 2024.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2025 and 2024, the Company recognized income/(loss) from unconsolidated entities of $14.0 million and $(1.9) million, respectively. The increase in 2025 as compared to 2024 was primarily due to no non-cash impairment losses during the three months ended September 30, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024, $3.9 million of higher unrealized gains on technology investments, a $2.6 million increase from unconsolidated joint ventures primarily attributable to higher NOI and a reduction in depreciation and amortization expense, and higher income from preferred equity investments during the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, the Company recognized income/(loss) from unconsolidated entities of $23.5 million and $11.3 million, respectively. The increase in 2025 as compared to 2024 was primarily due to no non-cash impairment losses during the nine months ended September 30, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024 and a $7.4 million increase from unconsolidated joint ventures primarily attributable to higher NOI and a reduction in depreciation and amortization expense partially offset by lower income due to the repayments and partial paydowns received from certain preferred equity investments during the nine months ended September 30, 2025.

Other depreciation and amortization

For the three months ended September 30, 2025 and 2024, the Company recognized other depreciation and amortization of $7.0 million and $4.0 million, respectively. The increase in 2025 as compared to 2024 was primarily due to $3.3 million of software transition related costs incurred during the three months ended September 30, 2025, as compared to none during the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Company recognized other depreciation and amortization of $21.5 million and $13.0 million, respectively. The increase in 2025 as compared to 2024 was primarily due to $9.3 million of software transition related costs incurred during the nine months ended September 30, 2025, as compared to none during the nine months ended September 30, 2024.

Interest income and other income/(expense), net

For the three months ended September 30, 2025 and 2024, the Company recognized interest income and other income/(expense), net of $3.7 million and $6.2 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to lower interest income earned during the three months ended September 30, 2025 as compared to the same period in 2024, due to lower notes receivable balances.

For the nine months ended September 30, 2025 and 2024, the Company recognized interest income and other income/(expense), net of $13.8 million and $18.5 million, respectively. The decrease in 2025 as compared to 2024 was primarily due to lower interest income earned during the nine months ended September 30, 2025 as compared to the same period in 2024, due to lower notes receivable balances.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and nine months ended September 30, 2025.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income/(loss) attributable to common stockholders	$39,198	$21,400	$151,174	$90,991
Real estate depreciation and amortization	165,926	170,276	490,511	510,622
Noncontrolling interests	2,721	1,480	10,628	6,771
Real estate depreciation and amortization on unconsolidated joint ventures	12,021	12,546	38,245	40,928
Impairment loss from unconsolidated joint ventures	—	8,083	—	8,083
Net (gain)/loss on consolidation	—	—	(286)	—
Net gain on the sale of depreciable real estate owned, net of tax	—	—	(47,939)	(16,867)
FFO attributable to common stockholders and unitholders, basic	$219,866	$213,785	$642,333	$640,528
Distributions to preferred stockholders — Series E (Convertible)	1,211	1,197	3,628	3,638
FFO attributable to common stockholders and unitholders, diluted	$221,077	$214,982	$645,961	$644,166
Income/(loss) per weighted average common share, diluted	$0.12	$0.06	$0.46	$0.28
FFO per weighted average common share and unit, basic	$0.62	$0.61	$1.82	$1.81
FFO per weighted average common share and unit, diluted	$0.62	$0.60	$1.81	$1.81
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,484	353,275	353,543	353,299
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,873	357,226	357,110	356,811

Impact of adjustments to FFO:
Legal and other costs	$2,683	$1,551	$9,846	$6,995
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	(3,736)	3	(3,305)	(4,613)
Severance costs	7,214	3,018	8,737	4,550
Software transition related costs	3,329	—	9,263	—
Casualty-related charges/(recoveries)	1,755	1,473	8,434	8,749
Total impact of adjustments to FFO	$11,245	$6,045	$32,975	$15,681
FFOA attributable to common stockholders and unitholders, diluted	$232,322	$221,027	$678,936	$659,847

FFOA per weighted average common share and unit, diluted	$0.65	$0.62	$1.90	$1.85

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(32,238)	(29,898)	(79,844)	(73,496)
AFFO attributable to common stockholders and unitholders, diluted	$200,084	$191,129	$599,092	$586,351

AFFO per weighted average common share and unit, diluted	$0.56	$0.54	$1.68	$1.64

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,484	353,275	353,543	353,299
Weighted average number of OP/DownREIT Units outstanding	(22,816)	(23,854)	(22,851)	(24,198)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	330,668	329,421	330,692	329,101

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,873	357,226	357,110	356,811
Weighted average number of OP/DownREIT Units outstanding	(22,816)	(23,854)	(22,851)	(24,198)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,816)	(2,815)	(2,816)	(2,858)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	331,241	330,557	331,443	329,755

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2025, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by increases in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility, any federal government shutdown and uncertainty about the future. Our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions, particularly increases in unemployment, including as a result of tariffs, geopolitical tensions, government shutdowns or otherwise;
●	declines in mortgage interest rates, making alternative housing options more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2025, approximately 73.3% of our total NOI was generated from communities located in Metropolitan D.C. (15.0%), Boston, MA (11.6%), Orange County, CA (10.8%), the San Francisco Bay Area, CA (9.0%), Dallas, TX (7.9%), New York, NY (6.8%), Seattle, WA (6.3%) and Tampa, FL (5.9%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2025, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $911.6 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed, and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Risk of Litigation. From time to time, we are, and would expect to be in the future, involved in legal proceedings, lawsuits, and other claims with respect to our properties or operations. For example, we have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee, and cases with similar allegations that have been filed by the District of Columbia, the State of Maryland and the State of Washington. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Further, being involved in litigation, whether the result is favorable or unfavorable, could negatively impact our reputation. Additionally, litigation, whether the result is favorable or unfavorable, has in the past and may in the future result in substantial costs and expenses and could significantly divert the attention of management.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2025, we had approximately $557.7 million of variable rate indebtedness outstanding, which constitutes approximately 9.5% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

During the three months ended September 30, 2025, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended September 30, 2025 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	2,973	$37.90	2,973	12,027
July 1, 2025 through July 31, 2025	—	—	—	12,027
August 1, 2025 through August 31, 2025	—	—	—	12,027
September 1, 2025 through September 30, 2025	651	38.37	651	11,376
Balance as of September 30, 2025	3,624	$37.98	3,624	11,376
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2025 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2025 through July 31, 2025	<1	$39.79	N/A	N/A
August 1, 2025 through August 31, 2025	<1	38.33	N/A	N/A
September 1, 2025 through September 30, 2025	—	—	N/A	N/A
Total	<1	$39.00
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Separation Agreement, between the UDR, Inc. and Joseph D. Fisher, dated September 2, 2025 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 2, 2025 and filed with the SEC on September 2, 2025).

10.2	Indemnification Agreement by and between UDR, Inc. and each of its directors and executive officers (as defined in Exchange Act Rule 3b-7).

10.3	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2025.

10.4	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2025.

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2024).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 30, 2025	/s/ David D. Bragg
David D. Bragg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)