Form 10-K
period 2025-12-31
UDR, Inc.
filed 2026-02-17
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2025 was approximately $5.2 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 11, 2026, there were 328,571,965 shares of UDR, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2026 Annual Meeting of Stockholders.

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

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities in targeted markets located in the United States. At December 31, 2025, our consolidated real estate portfolio consisted of 165 communities located in 21 markets, consisting of 55,240 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 12,167 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,766 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2025, the Company was developing one wholly-owned community totaling 300 apartment homes, none of which have been completed. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2025, we declared total distributions of $1.72 per common share and paid dividends of $1.715 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2025	2025
First Quarter	$0.4300	$0.4250
Second Quarter	0.4300	0.4300
Third Quarter	0.4300	0.4300
Fourth Quarter	0.4300	0.4300
Total	$1.7200	$1.7150

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

As of December 31, 2025, there were 190.1 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million OP Units (including 0.1 million of general partnership units), or 92.9%, were owned by UDR and 13.5 million OP Units, or 7.1%, were owned by outside limited partners. As of December 31, 2025, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.3 million, or 71.9%, were owned by UDR and its subsidiaries and 9.1 million, or 28.1%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

Human Capital Management

Our people are fundamental to executing our strategy, serving our residents and customers, and delivering long-term value for our company and shareholders. We focus on building a workforce and culture that supports operational excellence, strong leadership, and an associate experience that attracts, develops, motivates, and retains talent in a competitive labor environment.

As of December 31, 2025, our Company had approximately 1,420 full-time associates and 6 part-time associates, all of whom are dedicated to the success of our organization. Within this workforce, 1,034 associates are focused on roles directly associated with our communities, while the remaining associates contribute to various corporate functions.

Strategy and Governance

In 2025, we strengthened our human capital foundation and advanced a multi-year Human Resources (“HR”) evolution roadmap designed to build a scalable, disciplined people-function capable of supporting long-term growth and transformation. HR placed an emphasis on strengthening execution, reducing risk, and improving consistency across key human capital practices.

Across the organization, leadership and HR partner to build a culture aligned to strategy and ensure human capital risks and opportunities are identified and addressed through policy, process, and governance enhancements. We report to our Board of Directors at least annually with respect to our human capital initiatives, including evaluations and analyses.

Associate Engagement and Culture

Workforce health is a competitive advantage for us. In 2025, we maintained strong engagement results that were consistently above industry benchmarks and experienced turnover that remained well below industry averages, reflecting trust in leadership, alignment to strategy, and a positive outlook for the future.

Turnover continued to trend downward, reaching 19.4%, which outperformed the industry benchmark of 34% and improved compared to prior periods.

These results reinforce our view that continued investment in the associate experience supports performance, retention, and organizational resilience.

In 2025, we activated our culture and people philosophy through the launch of Life@UDR, our company-wide culture platform and employee value proposition. This work strengthened how we communicate across the organization and improved clarity and connection for both associates and candidates through consistent storytelling, refreshed communications channels, and a more cohesive cultural narrative.

Associate Compensation

We believe competitive rewards are essential to attracting and retaining talent, and we are committed to maintaining fair, market-competitive compensation practices. To support informed and equitable decisions, we benchmark compensation using a combination of broad-based market data and industry- and geography-specific public compensation information, and we review and adjust our salary ranges as appropriate. These benchmarks and related compensation updates are reviewed annually with executive leadership and presented to our Board of Directors to support oversight of our compensation practices.

To strengthen governance and alignment between pay and performance, we also improved compensation oversight and structure, including centralized ownership of the annual compensation planning cycle, an internal Compensation Committee to provide executive-level oversight, a company-wide market-pricing refresh and streamlined pay structures, and a redesigned officer bonus plan to strengthen performance accountability and alignment between results and rewards.

Associate Health and Wellness

We believe robust and affordable benefits programs are essential to prioritizing the well-being of our associates.

In response to associate feedback and rising healthcare costs, we redesigned medical benefits to better align with market practices by simplifying plan options, introducing a high-deductible plan with employer-funded Health Savings Account (“HSA”) contributions, conducting active enrollment to increase education and participation, and expanding family planning benefits to include infertility coverage and support.

We continued differentiated wellbeing support through our Lifestyle Spending Account benefit, which provides associates with $1,000 annually to spend as they choose, with nearly 91% participation companywide.

Associate Growth and Development

We invest in learning and development to improve leadership capability, support internal mobility, and strengthen performance outcomes. In 2025, we advanced manager effectiveness through a unified enterprise learning strategy and targeted training aligned to key moments in the talent journey.

In total, over 10,000 training courses are available to our associates, spanning topics such as leasing skills, property maintenance, customer service, project management, and leadership development. In 2025, our associates collectively invested 32,508 hours in training, averaging 23 hours per full time associate. By the end of 2025, 99% of associates had completed annual IT security training, fair housing, harassment, workplace violence, diversity and inclusion, and business ethics training.

A strong talent pipeline and thoughtful succession planning support business continuity and execution. In 2025, we modernized key talent processes and expanded tools to support performance management, talent reviews, and succession planning, including the deployment of modules to support performance reviews, potential assessments, and succession planning.

We use structured talent frameworks to promote consistent performance expectations and to identify and develop high-performing and high-potential talent. We also evaluate retention risk and business impact as part of leadership-level talent discussions to inform targeted development, engagement, and succession actions.

Compliance and Risk Mitigation

We partner closely with legal and operational leaders to manage employment-related risk, maintain compliance, and drive consistent workplace practices. In 2025, key enhancements included strengthening employment law and employee relations support, improving compensation governance, and implementing new and updated policies and controls to mitigate risk and strengthen compliance.

Diversity and Inclusion

We seek to attract qualified talent while maintaining fair and consistent hiring processes and prioritize respect, fairness, and the promotion of diverse perspectives.

As of December 31, 2025, our workforce is comprised of 62% male and 38% female associates, with an ethnic composition of 49% White, 30% Hispanic/Latino, 13% Black, 3% Asian, and 6% Other. Our management team (including resident services managers and more senior job classifications) reflects a gender balance of 45% male and 55% female, with an ethnic breakdown of 63% White and 37% non-White. Over the three-year period ending December 31, 2025, 438 promotions occurred, with 52% of those promoted to resident services manager, director, or more senior job classifications being female and 44% non-White.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2024, and held as of December 31, 2025. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities in a sustainable manner to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

●	own and operate a diversified portfolio of apartments in targeted markets in the United States, which are characterized by strong total income growth, high long-term working age population growth, relatively robust rental versus single-family home affordability and favorable demand/supply ratio for multifamily housing, thus enhancing stability and predictability of returns to our stockholders;
●	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;
●	empower our associates to manage our communities efficiently and effectively to improve resident satisfaction;
●	measure and reward associates based on specific performance targets; and
●	manage our capital structure with the intent of lowering our relative cost of capital to enhance profitability and predictability of liquidity, earnings and dividends.

2025 Highlights

Commitment to Shareholders

● In July 2025, the Company marked its 53rd year as a REIT and, in October 2025, paid its 212th consecutive quarterly dividend. The Company’s annualized declared 2025 dividend of $1.72 represented a 1.2% increase over the previous year.

Earnings Results

•

Net income attributable to common stockholders was $372.9 million as compared to $84.8 million in the prior year. The primary drivers for the increase were higher gains from dispositions of real estate as we sold more assets in 2025 when compared to the same period in 2024, higher total net operating income (“NOI”), higher interest income and other income/(expense) primarily driven by a non-cash loan reserve recorded in 2024, and lower depreciation expense primarily due to fully depreciated assets and real estate assets sold in 2025 and 2024.

●	Total revenues increased 2.4% over the prior year primarily due to overall market rent growth and communities acquired and completion of developments during 2024, partially offset by dispositions of real estate in 2025 and 2024.
•	We achieved Same-Store revenue growth of 2.4% and Same-Store NOI growth of 2.3%.

Investing and Developments

•	We acquired two operating communities located in Philadelphia, PA and Woodbridge, VA increasing total assets by approximately $330.2 million.
●	We commenced the development of one community located in Riverside, California, with a total of 300 apartment homes.
•	We received gross proceeds of $211.5 million and recognized gains of $47.9 million from the sale of two operating communities located in Brooklyn, New York and Englewood, New Jersey.
●	We contributed four wholly-owned operating communities to our existing joint venture with LaSalle, while maintaining our 51.0% ownership interest in the venture. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating communities and certain existing operating communities, resulting in the Company receiving approximately $202.8 million of cash proceeds and recognizing a gain of $195.0 million from the partial sale of the operating communities.
•

We received distributions totaling $204.2 million from the Company’s unconsolidated joint ventures and partnerships, which includes $97.3 million from the full repayment of two preferred equity investments and the partial repayment of one preferred equity investment.

●	We fully funded three preferred equity investments totaling $72.6 million that own three operating communities with a total of 1,006 apartment homes.

Balance Sheet

•	We repurchased 3.3 million shares of common stock for approximately $117.8 million.
•	We amended our Term Loan to extend the maturity date to January 31, 2029, with two one-year extension options.
•	We amended our Working Capital Credit Facility to extend the maturity date from January 12, 2026, to January 12, 2027, with two one-year extension options.

Corporate Responsibility Report

We published our 2025 Corporate Responsibility Report on our website, which discloses our environmental and social initiatives, programs, and performance. The report’s Corporate Responsibility disclosures were, to the extent applicable, prepared in accordance with the Global Reporting Initiative (GRI) Standards (core), the Sustainability Accounting Standards Board (SASB) standards, and the Task Force for Climate-related Financial Disclosure (TCFD) framework.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s activities in 2025.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Striving for High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience, lessens the market risk associated with owning a homogenous portfolio, and provides more opportunities for accretive external growth when appropriate. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 165 communities located in 21 markets throughout the U.S., including both coastal and sunbelt locations;
●	our communities that are located proximate to each other within a market provide enhanced economics; and
●	our mix of urban/suburban communities is approximately 32%/68% and our mix of A/B quality properties is approximately 44%/56%.

We are focused on increasing our presence in markets with favorable job formation and income growth, high propensity to rent, strong relative affordability for rental versus homeownership, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including, but not limited to:

●	high long-term working age population growth, relatively robust rental versus single-family home affordability, measured long-term new supply growth, overall potential for strong total income growth;
●	the tax and regulatory environment of the market in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	our climate assessments for the market and sub-market in which the property is located;
●	construction quality, condition, design and sustainability features of, or the potential to implement sustainability initiatives at, the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include, but not limited to:

●	current market price for an asset compared to projected economics for that asset;
●	whether it is in a market targeted for divestment or a reduction in investment;
●	potential increases in new construction in the market area;
●	areas with low long-term job growth prospects;
●	near- and long-term capital expenditure needs for the asset; and
●	operating efficiencies.

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2025		2024		2023		2022	2021
Homes acquired	884		173	(b)	1,889		433	5,426
Homes disposed	1,347	(a)	214		1,604	(c)	90	651
Homes owned at December 31,	55,240		55,696		55,550		54,999	53,229
Total real estate owned, at cost	$16,487,885		$16,213,363		$16,023,859		$15,570,072	$14,740,803
(a)	Includes 974 apartment homes from the partial sale of four operating communities to an existing joint venture.
(b)	In January 2024, the Company acquired its joint venture partner’s common equity interest in a 173 apartment home operating community. The community was previously owned by a consolidated joint venture of the Company.
(c)	Includes 1,328 apartment homes from the partial sale of four operating communities to a newly formed joint venture.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2025, the Company was developing one wholly-owned community totaling 300 apartment homes, none of which have been completed. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2025, we incurred $56.1 million in major renovations, which included major structural changes and/or architectural revisions to existing buildings. As of December 31, 2025, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Communities

At December 31, 2025, our consolidated real estate portfolio included 165 communities with a total of 55,240 completed apartment homes. The overall quality of our portfolio relative to other properties generally enables us to charge higher rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2025, the Company was developing one wholly-owned community totaling 300 apartment homes, none of which have been completed. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At December 31, 2025, the Company had no communities at which it was conducting substantial redevelopment activities.

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

Net income attributable to common stockholders was $372.9 million as compared to $84.8 million in the prior year. The primary drivers for the increase were higher gains from dispositions of real estate as we sold more assets in 2025 when compared to the same period in 2024, higher interest income and other income/(expense) primarily driven by no non-cash loan reserve in 2025 as compared to a $37.3 million non-cash loan reserve in 2024, higher total NOI, and lower depreciation expense primarily due to fully depreciated assets and real estate assets sold in 2025 and 2024.

For the year ended December 31, 2025, our Same-Store NOI increased by $24.3 million compared to the prior year. Our Same-Store Community properties provided 95.0% of our total NOI for the year ended December 31, 2025. The increase in NOI for the 53,468 Same-Store apartment homes, or 96.8% of our portfolio, was primarily driven by an increase in market rental rates, an increase in reimbursement, ancillary and fee income, a decrease in bad debt, and a decrease in vacancy loss, partially offset by higher utilities expense, higher administration and marketing costs, higher personnel costs, and higher real estate tax expense.

Revenue growth in 2026 may be impacted by adverse developments affecting the general economy, inclusive of but not limited to economic conditions as a result of a recession or economic uncertainty, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2025.

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

There are many factors that affect the business and the results of operations of the Company, some of which are beyond its control. The following is a description of material factors that may cause the Company’s actual results in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2025, approximately 74.5% of our total NOI was generated from communities located in Metropolitan D.C. (15.7%), Boston, MA (11.7%), Orange County, CA (10.9%), the San Francisco Bay Area, CA (8.9%), Dallas, TX (8.0%), New York, NY (7.1%), Seattle, WA (6.5%) and Tampa, FL (5.7%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2025, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $886.5 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow NOI. We have in the past developed and may in the future develop initiatives or processes that are intended to drive operating efficiencies and grow NOI, including smart home technologies and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives in the past have involved and in the future may involve our associates having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives or processes, and these initiatives or processes may not perform as projected, which could adversely affect our results of operations and the market price of our common stock. We may also invest, directly or indirectly, in technology companies developing technologies that are of interest to us and we may not realize the intended benefits of such investments and may incur losses in connection with such investments.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties. These laws, regulations and policies may apply prospectively or retroactively. For example, in 2023, Montgomery County, Maryland enacted rent control that initially impacts a portion of our portfolio in that market. In 2024, the State of New York passed the Good Cause Eviction Law, which established rent limits on certain market-rate apartments. In the City of New York, the new administration is seeking to freeze rent increases for covered properties. Although our properties currently have minimal exposure to the city’s allowable annual rent increases, such a freeze, or other measures that seek to increase affordability, would in turn reduce our property values. In 2024, the City of Salinas, California passed a rent stabilization ordinance that impacted all our properties within the city. In 2025, the State of Washington enacted statewide rent control, which initially impacts a portion of our properties within the state. In some cases, the increases in rents allowed by such regulations may not offset increases in expenses, whether such increases in expenses are due to inflation or otherwise. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. In addition, the increases in regulations applicable to our business in general may increase our costs of compliance and could have an adverse effect on our financial performance.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2025, we had approximately $673.4 million of variable rate indebtedness outstanding, which constitutes approximately 11.5% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity, geopolitical events or armed conflicts (including the ongoing war between Russia and Ukraine), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under an at-the-market equity distribution program.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Given the prevalence of cybersecurity threats, cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards and practices are derived from recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. In 2025, the Company was audited against a set of critical in scope systems using the NIST Cybersecurity Framework with no findings identified. The Company plans to continue to obtain a NIST compliance audit on an annual basis. Many members of the Company’s cybersecurity team are certified by and have received training from the International Information Security Consortium (“IISC”). The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with specific the goals of: (i) identifying, attempting to prevent and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) protecting personally identifiable data and maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

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

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties, including legal counsel, to perform assessments on our cybersecurity measures, including information security maturity assessments, penetration testing inclusive of our resident facing apps and devices, audits and independent reviews of our information security control environment and operating effectiveness. The material results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adapts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by the assessments, audits, and reviews. In addition, in 2025, 2024 and 2023, outside legal counsel conducted an exercise regarding preparation for cyber events attended by our Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and other members of senior management.

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

The Company’s Chief Technology Officer is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Chief Technology Officer and our Vice President, Information Security work in coordination with the other members of the Information Security Management System Committee (“ISMS”), which includes department heads and IT personnel. The Chief Technology Officer also provides monthly reports regarding information technology including cybersecurity to our senior management including our Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President – Chief Accounting Officer, Senior Vice President – Investments, and Senior Vice President – Chief Legal Officer. The Company’s Chief Technology Officer has served in various roles in information technology and information security for over 24 years. The Chief Technology Officer holds an undergraduate degree in computer science and a master’s degree in business administration. The Company’s Vice President, Information Security holds an undergraduate degree in computer science and management science, has attained a professional certification of Certified Information Systems Security Professional (CISSP) from the IISC and has served in various roles in information technology and information security for over 15 years. In addition, our Vice President, Information Security is a member of InfraGard.

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

Item 2. PROPERTIES

At December 31, 2025, our consolidated apartment portfolio included 165 communities located in 21 markets, with a total of 55,240 completed apartment homes.

The table below set forth a summary of real estate portfolio by geographic market of the Company at December 31, 2025.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2025

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	8	4,305	8.6%	$1,423,481	$—	$330,658	96.9%	856
San Francisco, CA	14	3,317	7.5%	1,240,460	27,000	373,970	97.4%	829
Seattle, WA	14	2,702	6.9%	1,142,896	—	422,981	96.9%	856
Los Angeles, CA	4	1,225	3.0%	495,389	—	404,399	96.5%	967
Monterey Peninsula, CA	7	1,567	1.3%	208,609	—	133,126	96.5%	728
Other Southern California	3	821	1.4%	230,659	—	280,949	96.7%	1,012
Portland, OR	1	220	0.2%	27,016	—	122,800	96.8%	1,054
NORTHEAST REGION
Boston, MA	12	4,667	12.1%	1,996,655	227,698	427,824	96.7%	994
New York, NY	4	1,945	8.6%	1,409,922	—	724,896	97.9%	744
Philadelphia, PA	5	1,650	3.8%	625,043	—	378,814	95.9%	674
MID-ATLANTIC REGION
Metropolitan D.C.	25	9,525	17.4%	2,853,871	160,930	299,619	96.9%	879
Baltimore, MD	7	2,219	3.5%	583,010	57,913	262,735	96.9%	964
Richmond, VA	2	841	0.6%	90,839	—	108,013	96.4%	956
SOUTHEAST REGION
Tampa, FL	12	4,207	5.1%	846,272	—	201,158	96.4%	977
Orlando, FL	10	3,293	3.4%	568,799	—	172,730	96.6%	982
Nashville, TN	8	2,261	1.7%	280,224	—	123,938	96.3%	933
Other Florida	1	636	0.6%	99,389	—	156,272	96.4%	1,130
SOUTHWEST REGION
Dallas, TX	20	7,449	8.4%	1,378,030	425,028	184,995	97.1%	858
Austin, TX	6	1,880	2.0%	329,246	65,906	175,131	97.2%	891
Denver, CO	2	510	1.5%	252,664	—	495,420	95.7%	861
Total Operating Communities	165	55,240	97.6%	16,082,474	964,475	$291,138	96.8%	893
Real Estate Under Development (a)	—	—	0.4%	72,885	—
Land	—	—	1.4%	237,550	—
Other	—	—	0.6%	94,976	(3,295)
Total Real Estate Owned	165	55,240	100.0%	$16,487,885	$961,180

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

On February 11, 2026, there were 2,400 holders of record of the 328,571,965 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 83% of the distributions for 2025 represented ordinary income, 10% represented long-term capital gain and 7% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2025 and 2024 were $1.86 per share, or $0.465 per quarter, and $1.8408 per share, or $0.4602 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2025, a total of 2.6 million shares of the Series E were outstanding.

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

As of December 31, 2025, a total of 10.1 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 11, 2026, there were approximately 1,398 participants in the plan.

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

During the three months ended December 31, 2025, we issued 14,651 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the quarter ended December 31, 2025 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	3,624	$37.98	3,624	11,376
October 1, 2025 through October 31, 2025	277	36.14	277	11,099
November 1, 2025 through November 30, 2025	1,046	34.78	1,046	10,053
December 1, 2025 through December 31, 2025	1,286	36.07	1,286	8,767
Balance as of December 31, 2025	6,233	$36.97	6,233	8,767
(a)	This number reflects the number of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended December 31, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2024 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
October 1, 2025 through October 31, 2025	—	$—	N/A	N/A
November 1, 2025 through November 30, 2025	—	—	N/A	N/A
December 1, 2025 through December 31, 2025	1	35.75	N/A	N/A
Total	1	$35.75
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, and the Nareit Equity Apartment Index. The graph assumes that $100 was invested on December 31, 2020, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
UDR, Inc.	100.00	161.12	107.25	110.59	130.81	115.44
FTSE Nareit Equity Apartment Index	100.00	163.61	111.34	117.87	142.02	129.86
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
FTSE Nareit Equity REITs Index	100.00	143.24	108.34	123.21	133.97	137.83

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2025, and 2024.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024 of UDR, Inc. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

At December 31, 2025, our consolidated real estate portfolio included 165 communities in 12 states plus the District of Columbia totaling 55,240 apartment homes. In addition, we have an ownership interest in 12,167 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,766 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the year ended December 31, 2025, was 53,468.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2025, 2024, and 2023 were $15.4 million, $24.4 million, and $23.2 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2025 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2025:

	December 31, 2025				Year Ended December 31, 2025
			Percentage	Total	Weighted	Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	8	4,305	8.6%	$1,423,008	96.9%	$3,175	$122,657
San Francisco, CA	13	3,144	7.1%	1,169,933	97.4%	3,651	94,139
Seattle, WA	14	2,702	6.9%	1,132,015	96.9%	2,973	69,416
Los Angeles, CA	4	1,225	3.0%	495,471	96.5%	3,294	32,560
Monterey Peninsula, CA	7	1,567	1.3%	208,608	96.5%	2,388	32,347
Other Southern California	3	821	1.4%	230,542	96.7%	2,969	20,205
Portland, OR	1	220	0.2%	27,016	96.8%	2,137	3,956
Northeast Region
Boston, MA	12	4,667	12.1%	1,989,427	96.7%	3,342	128,760
New York, NY	4	1,945	8.5%	1,398,883	97.9%	5,173	65,640
Philadelphia, PA	4	1,172	2.7%	447,031	96.9%	2,558	23,124
Mid-Atlantic Region
Metropolitan D.C.	23	8,819	15.4%	2,547,357	97.1%	2,479	174,621
Baltimore, MD	7	2,219	3.5%	583,229	96.9%	2,018	34,662
Richmond, VA	2	841	0.6%	90,839	96.4%	1,833	13,515
Southeast Region
Tampa, FL	11	3,877	4.3%	714,283	96.7%	2,152	63,232
Orlando, FL	10	3,293	3.5%	569,225	96.6%	1,923	50,791
Nashville, TN	8	2,261	1.7%	280,493	96.3%	1,742	32,287
Other Florida	1	636	0.6%	99,388	96.4%	2,419	12,311
Southwest Region
Dallas, TX	19	7,364	8.0%	1,324,994	97.2%	1,773	95,680
Austin, TX	6	1,880	2.0%	328,647	97.2%	1,785	22,389
Denver, CO	2	510	1.5%	252,306	95.7%	2,840	11,885
Total/Average Same-Store Communities	159	53,468	92.9%	15,312,695	96.9%	$2,590	1,104,177
Non-Mature, Commercial Properties & Other	6	1,772	6.7%	1,102,305			57,991
Total Real Estate Held for Investment	165	55,240	99.6%	16,415,000			1,162,168
Real Estate Under Development (b)	—	—	0.4%	72,885			—
Total Real Estate Owned	165	55,240	100.0%	16,487,885			$1,162,168
Total Accumulated Depreciation				(7,374,546)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,113,339
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2025, the Company was developing one wholly-owned community with a total of 300 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2024 and held as of December 31, 2025. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2025 the Company did not sell any shares of common stock through its ATM program. As of December 31, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the year ended December 31, 2025, the Company repurchased 3.3 million shares of its common stock at an average price of $36.12 per share for total consideration of approximately $117.8 million under its share repurchase program.

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

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2025, we had issued $445.0 million of commercial paper, for one month terms, at a weighted average annualized interest rate of 3.95%, leaving $255.0 million of unused capacity.

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

During 2026, we have approximately $56.7 million of secured debt maturing, inclusive of principal amortization, and $745.0 million of unsecured debt maturing. We anticipate repaying the debt due in 2026 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

The following table summarizes our material cash requirements as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
Material Cash Requirements	2026	2027-2028	2029-2030	Thereafter	Total
Long-term debt obligations	$801,672	$799,846	$1,796,407	$2,437,930	$5,835,855
Interest on debt obligations (a)	172,870	300,735	174,630	146,473	794,708
Letters of credit	4,236	76	—	—	4,312
Operating lease obligations:
Ground leases (b)	12,695	25,390	25,390	389,340	452,815
	$991,473	$1,126,047	$1,996,427	$2,973,743	$7,087,690
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2025.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2025, we incurred gross interest costs of $205.2 million, of which $8.6 million was capitalized.

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

The Operating Partnership is the subsidiary guarantor of certain of our registered debt securities, including the $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $600 million of medium-term notes due August 2031, $400 million of medium-

term notes due August 2032, $350 million of medium-term notes due March 2033, $300 million of medium-term notes due in June 2033, $300 million of medium-term notes due September 2034 and $300 million of medium-term notes due November 2034.

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

The following tables present the summarized financial information for the Operating Partnership as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	December 31,	December 31,
	2025	2024
Total real estate, net	$2,624,249	$2,562,075
Operating lease right-of-use assets	188,343	187,886
Other assets	37,548	47,907
Total assets	$2,850,140	$2,797,868

Secured debt, net	$375,820	$377,724
Notes payable to UDR (a)	1,697,552	1,429,849
Operating lease liabilities	183,731	183,215
Other liabilities	146,348	139,910
Total liabilities	2,403,451	2,130,698
Total capital	$446,689	$667,170

	Year Ended
	December 31,
	2025	2024	2023
Total revenue	$614,855	$600,425	$561,441
Property operating expenses	(263,801)	(271,781)	(243,842)
Real estate depreciation and amortization	(188,172)	(187,821)	(166,744)
Operating income/(loss)	162,882	140,823	150,855
Interest expense (a)	(75,211)	(69,933)	(55,729)
Other income/(loss)	12,436	6,595	6,231
Net income/(loss)	$100,107	$77,485	$101,357

(a)	All $1.7 billion and $1.4 billion notes payable to UDR as of December 31, 2025 and 2024, respectively, and $58.0 million, $53.6 million and $47.2 million of interest expense on notes payable to UDR for the years ended December 31, 2025, 2024, and 2023, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.

Operating Activities

For the year ended December 31, 2025, our Net cash provided by/(used in) operating activities was $902.9 million compared to $876.8 million for 2024. The increase in cash flow from operating activities was primarily due to an increase in net operating income (“NOI”), primarily driven by higher revenue per occupied home and an increase in weighted average physical occupancy and changes in operating assets and liabilities, partially offset by a decrease in operating distributions from our unconsolidated joint ventures and partnerships.

Investing Activities

For the year ended December 31, 2025, Net cash provided by/(used in) investing activities was $(151.0) million compared to $(276.4) million for 2024. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sales of real estate investments, an increase in distributions received from unconsolidated joint ventures and partnerships, and a decrease in spend for development of real estate assets, partially offset by an increase in acquisitions, an increase in the issuance of notes receivable during the current year compared to the prior year, an increase in investments in unconsolidated joint ventures and partnerships, and an increase in spend for non-real estate capital expenditures.

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

In November 2025, the Company acquired a 406 apartment home operating community located in Woodbridge, Virginia for approximately $147.7 million. The Company increased its real estate assets owned by approximately $144.4 million and recorded $3.3 million of in-place lease intangibles.

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

In December 2025, the Company contributed four wholly-owned operating communities, totaling 974 apartment homes located in various markets, to our existing joint venture with LaSalle, while maintaining our 51%

ownership interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating communities and certain existing operating communities, resulting in the Company receiving approximately $202.8 million of cash proceeds. The transaction was accounted for as a partial sale and resulted in a gain of approximately $195.0 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

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

For the year ended December 31, 2025, total capital expenditures of $255.1 million or $4,622 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $246.5 million or $4,458 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

●	an increase of 7.4%, or $7.3 million, in recurring capital expenditures, which includes asset preservation and turnover-related expenditures;
●	an increase of 126.6%, or $4.7 million, in operations platform, which includes smart home installations in certain of our properties; and

●	an increase of 9.0%, or $4.7 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings.

This was partially offset by:

●	a decrease of 8.7%, or $8.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2025 and 2024 (dollars in thousands except Per Home amounts):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Turnover capital expenditures	$17,612	$19,230	(8.4)%	$319	$348	(8.3)%
Asset preservation expenditures	88,362	79,456	11.2%	1,601	1,437	11.4%
Total recurring capital expenditures	105,974	98,686	7.4%	1,920	1,785	7.6%
NOI enhancing improvements (a)	84,646	92,668	(8.7)%	1,533	1,676	(8.5)%
Major renovations (b)	56,094	51,441	9.0%	1,016	930	9.2%
Operations platform	8,418	3,715	126.6%	153	67	128.4%
Total capital expenditures (c)	$255,132	$246,510	3.5%	$4,622	$4,458	3.7%
Repair and maintenance expense	$102,649	$101,223	1.4%	$1,860	$1,830	1.6%
Average home count (d)	55,200	55,301	(0.2)%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2025, our development pipeline consisted of one wholly-owned community totaling 300 apartment homes, none of which have been completed, with a budget of $133.6 million, in which we have a gross carrying value of $72.9 million. The homes are estimated to be completed during the second quarter of 2027. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities in preparation of future development commencements.

At December 31, 2025, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2025:

●	we made investments totaling $83.0 million in our unconsolidated joint ventures and partnerships;

●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $28.4 million; and
●	we received cash distributions of $204.2 million, of which $53.9 million were operating cash flows and $150.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded an $8.1 million non-cash impairment loss on one of its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

Financing Activities

For the years ended December 31, 2025 and 2024, Net cash provided by/(used in) financing activities was $(750.4) million and $(599.9) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2025:

●	repaid $178.3 million of secured debt;
●	received net proceeds of $155.1 million on our unsecured commercial paper program;
●	received net proceeds of $17.0 million on our revolving bank debt;
●	repurchased 3.3 million common shares for approximately $117.8 million;
●	paid $39.7 million of distributions to redeemable noncontrolling interests; and
●	paid $567.9 million of distributions to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2024:

●	issued $300.0 million of 5.125% senior unsecured medium-term notes due September 2034, for net proceeds of $296.9 million;
●	repaid $138.0 million of secured debt;
●	repaid $15.6 million of unsecured debt;
●	repaid $118.2 million, net on our unsecured commercial paper program;
●	paid $42.8 million of distributions to redeemable noncontrolling interests; and
●	paid $558.5 million of distributions to our common stockholders.

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

As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $4.3 million of letters of credit at December 31, 2025), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2027. In December 2025, the Company extended the maturity date from January 12, 2026 to January 12, 2027, with two one-year extension options. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of December 31, 2025, we had $26.4 million of outstanding borrowings under the Working Capital Credit Facility, leaving $48.6 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2025.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2025, we had issued $445.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 3.9%, leaving $255.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $673.4 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2025. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.3 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by/(used in) operating activities	$902,887	$876,848
Net cash provided by/(used in) investing activities	(150,990)	(276,351)
Net cash provided by/(used in) financing activities	(750,392)	(599,936)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $372.9 million ($1.13 per diluted share) for the year ended December 31, 2025, as compared to $84.8 million ($0.26 per diluted share) for the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains of $242.9 million recognized from the partial sale of four operating communities located in various markets and the sale of two operating communities located in Brooklyn, New York and Englewood, New Jersey, during year ended December 31, 2025, as compared to a gain on the sale of real estate of $16.9 million recognized from the sale of an operating community located in Arlington, Virginia during the year ended December 31, 2024;
●	an increase in interest income and other income/(expense), net of $31.5 million primarily due to no non-cash loan reserve in 2025 as compared to a recorded $37.3 million non-cash loan reserve related to one of the Company’s joint venture loan investments during the year end December 31, 2024, which was due to the Company’s assessment of the borrower’s ability to make future scheduled payments on the senior loan and a decrease in the value of the operating community, partially offset by a $6.6 million decrease in interest income from our notes receivables primarily due to lower notes receivable balances during the year ended December 31, 2025, as compared the same period in 2024;
●	an increase in total property NOI of $23.3 million primarily due to higher revenue per occupied home, an increase in weighted average physical occupancy and NOI from additional operating communities, partially offset by an increase in property operating expenses and a decrease in NOI from communities sold during 2024 and 2025;
●	a decrease in real estate depreciation expense of $21.9 million primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by two acquired communities in 2025 and development communities completed in 2024; and
●	an increase in income/(loss) from unconsolidated entities of $8.2 million primarily due to no non-cash impairment losses during the year ended December 31, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $19.7 million primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets and the sale of two operating communities located in Brooklyn, New York and Englewood, New Jersey during the year ended December 31, 2025, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024; and
●	an increase in other depreciation and amortization of $6.5 million primarily due to software transition related costs incurred during the year ended December 31, 2025, as compared to no software transition related costs during the year ended December 31, 2024.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended
	December 31, (a)
	2025	2024	% Change
Same-Store Communities:
Same-Store rental income	$1,610,705	$1,573,529	2.4%
Same-Store operating expense (b)	(506,528)	(493,669)	2.6%
Same-Store NOI	1,104,177	1,079,860	2.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	22,578	8,674	NM *
Acquired communities NOI	1,061	—	N/A
Non-residential/other NOI (d)	18,256	21,062	(13.3)%
Sold and held for disposition communities NOI	16,096	29,227	(44.9)%
Total Non-Mature Communities/Other NOI	57,991	58,963	(1.6)%
Total property NOI	$1,162,168	$1,138,823	2.0%
*	Not meaningful
(a)	Same-Store consists of 53,468 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(d)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	December 31,
	2025	2024
Net income/(loss) attributable to UDR, Inc.	$377,704	$89,585
Joint venture management and other fees	(11,361)	(8,317)
Property management	55,281	54,065
Other operating expenses	30,734	30,416
Real estate depreciation and amortization	654,121	676,068
General and administrative	85,104	84,305
Casualty-related charges/(recoveries), net	11,682	15,179
Other depreciation and amortization	25,914	19,405
(Gain)/loss on sale of real estate owned	(242,913)	(16,867)
(Income)/loss from unconsolidated entities	(28,388)	(20,235)
Interest expense	196,619	195,712
Interest income and other (income)/expense, net	(19,175)	12,336
Tax provision/(benefit), net	835	879
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	25,965	6,246
Net income/(loss) attributable to noncontrolling interests	46	46
Total property NOI	$1,162,168	$1,138,823

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2024 and held on December 31, 2025) consisted of 53,468 apartment homes and provided 95.0% of our total NOI for the year ended December 31, 2025.

NOI for our Same-Store Community properties increased 2.3%, or $24.3 million, for the year ended December 31, 2025 compared to the same period in 2024. The increase in property NOI was attributable to a 2.4%, or $37.2 million, increase in property rental income, which was partially offset by a 2.6%, or $12.9 million, increase in operating expenses. The increase in property rental income was primarily driven by a 1.0%, or $15.2 million, increase in rental rates, an 8.9%, or $16.4 million, increase in reimbursement and ancillary and fee income, a 19.4%, or $3.0 million, decrease in bad debt and a 6.1%, or $2.9 million, decrease in vacancy loss. Weighted average physical occupancy increased by 0.2% to 96.9% and total monthly income per occupied home increased 2.1% to $2,590.

The increase in operating expenses was primarily driven by a 5.3%, or $3.7 million, increase in utilities, primarily due to an increase in energy costs, a 9.7%, or $3.4 million, increase in administration and marketing primarily due to the cost of providing property-wide Wi-Fi, a 4.7%, or $3.3 million, increase in personnel costs primarily due to annual merit increases and severance costs, and a 1.8%, or $3.4 million, increase in real estate taxes due to higher assessed valuations, partially offset by a 10.7%, or $2.6 million, decrease in insurance expense primarily due to a decrease in the impact from insurance related claims.

The operating margin (property net operating income divided by property rental income) was 68.6% and 68.6% for the years ended December 31, 2025 and 2024, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 5.0%, or $58.0 million, of our total NOI during the year ended December 31, 2025 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 1.6%, or $1.0 million, for the year ended December 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to a $13.1 million decrease in sold and held for disposition communities NOI due to the sale of two operating communities and the partial sale of four operating communities during the year ended December 31, 2025, and a $2.8 million decrease in non-residential/other NOI primarily due to lower retail tenant rents, partially offset by a $13.9 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities and an acquired community becoming stabilized.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2025, the Company recognized a gain of $242.9 million from the partial sale of four operating communities located in various markets and the sale of two operating communities located in Brooklyn, New York and Englewood, New Jersey.

During the year ended December 31, 2024, the Company recognized a gain of $16.9 million from the sale of one operating community located in Arlington, Virginia.

Interest income and other income/(expense)

For the years ended December 31, 2025 and 2024, the Company recognized interest income and other income/(expense), net of $19.2 million and $(12.3) million, respectively. The increase of $31.5 million was primarily due to no non-cash loan reserve in 2025 as compared to a recorded $37.3 million non-cash loan reserve related to one of the Company’s joint venture loan investments during the year end December 31, 2024, which was due to the Company’s assessment of the borrower’s ability to make future scheduled payments on the senior loan and a decrease in the value of the operating community, partially offset by a $6.6 million decrease in interest income from our notes receivables primarily due to lower notes receivable balances during the year ended December 31, 2025, as compared the same period in 2024.

Real estate depreciation and amortization

For the years ended December 31, 2025 and 2024, the Company recognized real estate depreciation and amortization of $654.1 million and $676.1 million, respectively. The decrease of $21.9 million was primarily due to assets that became fully depreciated and assets sold in 2024 and 2025, partially offset by two acquired communities in 2025 and development communities completed in 2024.

Income/(Loss) from Unconsolidated Entities

During the years ended December 31, 2025 and 2024, the Company recognized income/(loss) from unconsolidated entities of $28.4 million and $20.2 million, respectively. The increase of $8.2 million was primarily due to no non-cash impairment losses during the year ended December 31, 2025, as compared to an $8.1 million non-cash impairment loss on one of the Company’s preferred equity investments during the same period in 2024.

Noncontrolling Interest

For the years ended December 31, 2025 and 2024, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $26.0 million and $6.2 million, respectively. The increase in 2025 as compared to 2024 was primarily attributed to the noncontrolling interests’ share of the gain from the partial sale of four operating communities located in various markets and the sale of two operating communities located in Brooklyn, New York and Englewood, New Jersey during the year ended December 31, 2025, as compared to the sale of one operating community located in Arlington, Virginia in the same period of 2024.

Other depreciation and amortization

For the years ended December 31, 2025 and 2024, the Company recognized other depreciation and amortization of $25.9 million and $19.4 million, respectively. The increase of $6.5 million was primarily attributable to software transition related costs incurred during the year ended December 31, 2025, as compared to no software transition related costs during the year ended December 31, 2024.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the year ended December 31, 2025.

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

Adjusted Funds from Operations

Adjusted FFO (“AFFO”) attributable to common stockholders and unitholders is defined as FFOA less recurring capital expenditures on consolidated communities and the Company’s proportionate share of recurring capital expenditures on unconsolidated partnerships and joint ventures, that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFOA.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income/(loss) attributable to common stockholders	$372,865	$84,750	$439,505
Real estate depreciation and amortization	654,121	676,068	676,419
Noncontrolling interests	26,011	6,292	30,135
Real estate depreciation and amortization on unconsolidated joint ventures	51,829	53,727	42,622
Impairment loss from unconsolidated joint ventures	—	8,083	—
Net (gain)/loss on consolidation	(286)	—	24,257
Net gain on the sale of depreciable real estate owned, net of tax	(242,913)	(16,867)	(349,993)
FFO attributable to common stockholders and unitholders, basic	$861,627	$812,053	$862,945
Distributions to preferred stockholders — Series E (Convertible)	4,839	4,835	4,848
FFO attributable to common stockholders and unitholders, diluted	$866,466	$816,888	$867,793
Income/(loss) per weighted average common share, diluted	$1.13	$0.26	$1.34
FFO per weighted average common share and unit, basic	$2.44	$2.30	$2.46
FFO per weighted average common share and unit, diluted	$2.43	$2.29	$2.45
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,139	353,283	351,175
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,686	356,957	354,422

Impact of adjustments to FFO:
Variable upside participation on preferred equity investment, net	$—	$—	$(204)
Legal and other costs	13,479	13,315	2,869
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	(4,040)	(8,019)	(3,051)
Severance costs	9,514	10,556	4,164
Provision for loan loss	—	37,271	—
Software transition related costs	9,263	—	—
Casualty-related charges/(recoveries)	11,682	15,179	3,138
Total impact of adjustments to FFO	$39,898	$68,302	$6,916
FFOA attributable to common stockholders and unitholders, diluted	$906,364	$885,190	$874,709

FFOA per weighted average common share and unit, diluted	$2.54	$2.48	$2.47

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(113,756)	(105,116)	(90,917)
AFFO attributable to common stockholders and unitholders, diluted	$792,608	$780,074	$783,792

AFFO per weighted average common share and unit, diluted	$2.22	$2.19	$2.21

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 (shares in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	353,139	353,283	351,175
Weighted average number of OP/DownREIT Units outstanding	(22,817)	(23,993)	(22,410)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	330,322	329,290	328,765

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	356,686	356,957	354,422
Weighted average number of OP/DownREIT Units outstanding	(22,817)	(23,993)	(22,410)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,816)	(2,848)	(2,908)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	331,053	330,116	329,104

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2025. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2025, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

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

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Approval and Adoption of UDR, Inc. Executive Severance Plan

On February 12, 2026, the Compensation and Management Development Committee (the “Compensation Committee”) of UDR, Inc. (the “Company”), approved and adopted the UDR, Inc. Executive Severance Plan (the “Severance Plan”) for executive officers of the Company selected by the Compensation Committee, including David Bragg, the Company’s Senior Vice President – Chief Financial Officer and Michael Lacy, the Company’s Senior Vice President – Chief Operating Officer. The Severance Plan is effective as of February 12, 2026. The Severance Plan is intended to benefit certain specified executives who are not parties to an employment agreement. The Company believes that the Severance Plan provides appropriate incentives and protections to these executive officers and, because the severance benefits are agreed to in advance, avoids the need for protracted negotiations in the event of termination of employment. The Severance Plan also includes certain restrictive covenants applicable to the executive officers that are intended to protect the Company and its shareholders.

The Severance Plan provides for payment of severance and other benefits to eligible executives in the event of a termination of employment with the Company without cause or following a constructive termination (each as defined in the Severance Plan and each, a “covered termination”), in each case, subject to the (i) executive’s execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with the restrictive covenants related to post-employment non-solicitation and non-competition for 12 months following any termination of employment and indefinite covenants covering confidentiality and non-disparagement.

In the event of a covered termination, the Severance Plan provides for the following payments and benefits:

●	the prior year’s cash bonus, to the extent earned but not yet paid as of the date of termination;
●	a lump-sum pro-rata cash bonus for the year of termination based on actual performance;

●	a payment, in cash or an equivalent number of LTIP Units, equal to the sum of the executive’s (x) annual base salary and (y) target annual bonus opportunity (the “severance amount”) multiplied by the multiplier applicable to such executive (which is 1.5 for Messrs. Bragg and Lacy), payable in equal monthly installments over the applicable severance period (which is 18 months for Messrs. Bragg and Lacy);
●	a cash payment in an amount equal to the total amount of the monthly COBRA insurance premiums for participation in the welfare benefit programs of the Company in which the executive participated as of the date of termination (the “welfare benefit”), payable for a period of up to 12 months (12 months for Messrs. Bragg and Lacy); and
●	any unvested time-based equity awards (including performance-based awards that convert to time-based awards in connection with a change of control) will vest in full, and any unvested performance-based equity awards will vest at the greater of the target award or actual performance, if measurable, through the date of termination.

Notwithstanding the foregoing, in the event such covered termination occurs during the two-year period following a change of control (as defined in the Severance Plan), the Severance Plan provides for the following payments and benefits:

●	the prior year’s cash bonus, to the extent earned but not yet paid as of the date of termination;
●	a lump-sum pro-rata cash bonus for the year of termination based on actual performance;
●	the severance amount multiplied by the multiplier applicable to such executive (which is 2 for Messrs. Bragg and Lacy);
●	the welfare benefit payable for a period of up to 18 months (18 months for Messrs. Bragg and Lacy); and
●	any unvested time-based equity awards (including performance-based awards that convert to time-based awards in connection with a change of control) will vest in full, and any unvested performance-based equity awards will vest at the greater of the target award or actual performance, if measurable, through the date of termination.

The foregoing summary is qualified in its entirety by reference to the Severance Plan, a copy of which is filed herewith as Exhibit 10.33 and is incorporated herein by reference.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2026 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

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

Item 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.15	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.16	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.17	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.18	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.19	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit	Description	Location
4.20	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.21	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

4.22	Description of UDR, Inc’s Securities.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.24	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.25	UDR, Inc. 1.900% Medium-Term Note, Series A due March 2033, issued December 14, 2020.	Exhibit 4.26 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

4.26	UDR, Inc. 2.100% Medium-Term Note, Series A due June 2033, issued February 26, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.27	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued September 24, 2021.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

4.28	UDR, Inc. 5.125% Medium-Term Note, Series A due September 1, 2034, issued August 15, 2024.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 19, 2024).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit	Description	Location
10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and executive officers (as defined in Exchange Act Rule 3b-7).	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

10.10

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the Commission on April 27, 2017.

10.11	Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 7, 2020.

10.12	Amendment No. 4, dated February 14, 2023, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, April 27, 2017 and May 7, 2020.	Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on February 14, 2023.

10.13	Second Amended and Restated Credit Agreement, dated as of September 15, 2021, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

Exhibit	Description	Location
10.14	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 19, 2022, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

10.15	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 14, 2024, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated August 14, 2024 and filed with the Commission on August 19, 2024.

10.16	Third Amendment to Second Amended and Restated Credit Agreement, dated as of September 25, 2025, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.17	Guaranty of United Dominion Realty, L.P., dated as of September 15, 2021, with respect to the Credit Agreement, dated as of September 15, 2021.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 15, 2021 and filed with the SEC on September 15, 2021.

10.18	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.15 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.19	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.20*	Class 1 LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.21*	Notice of Class 2 LTIP Unit Award.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.22*	Notice of Restricted Stock Unit Award.	Exhibit 10.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.23*	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the Commission on January 3, 2020.

10.24*	Letter Agreement, between UDR, Inc. and Jerry A. Davis (including the related release agreement and Consulting Agreement as exhibits thereto), dated December 16, 2020.	Exhibit 10.2 to UDR Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 16, 2020.

10.25*	Class 1 Performance LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.26*	Class 2 Performance LTIP Unit Award Agreement.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Exhibit	Description	Location
10.27*	Class 2 Performance LTIP Unit Award Agreement, STI.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.28	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2025.	Exhibit 10.4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.29*	Form of UDR, Inc. Stock Option Agreement.	Exhibit 10.37 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.30*	Executive Agreement by and between UDR, Inc. and Thomas W. Toomey, dated February 15, 2024.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 15, 2024 and filed with the Commission on February 20, 2024.

10.31*	Letter Agreement by and between UDR, Inc. and Harry G. Alcock, dated March 14, 2024.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on March 14, 2024.

10.32*	Separation Agreement, between UDR, Inc. and Joseph D. Fisher, dated September 2, 2025.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 2, 2025.

10.33*	UDR, Inc. Executive Severance Plan.	Filed herewith.

19	Amended and Restated Insider Trading Compliance Program.	Exhibit 19 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of UDR, Inc.	Filed herewith.

22	List of Guarantor Subsidiaries of UDR, Inc.	Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

23	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

97.1	UDR, Inc. Recoupment Policy.	Exhibit 97.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Exhibit	Description	Location
101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2025, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UDR, Inc.

Date: February 17, 2026	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 17, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Director

/s/ David D. Bragg	/s/ Richard B. Clark
David D. Bragg	Richard B. Clark
Senior Vice President - Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Ellen M. Goitia
Tracy L. Hofmeister	Ellen M. Goitia
Senior Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Jon A. Grove	/s/ Mary Ann King
Jon A. Grove	Mary Ann King
Lead Independent Director	Director

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

At December 31, 2025, the Company’s real estate owned, net and investment in and advances to unconsolidated joint ventures, net were approximately $9.1 billion and $886.5 million, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates these assets for indicators of impairment, and this includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold each asset, as well as any significant cost overruns on development properties. During 2025, the Company did not recognize an impairment related to real estate owned, net or any other than temporary impairments related to its investment in unconsolidated joint ventures.

Auditing the Company’s evaluation for indicators of impairment was complex due to the subjectivity involved in the identification of events or changes in circumstances that may indicate an impairment of its real estate owned or that the value of its investment in and advances to unconsolidated joint ventures may be other than temporarily impaired. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the asset impairment evaluation process. This included testing controls over management’s determination and review of the considerations used in the impairment indicator analysis.

Our procedures with regard to the Company’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquiries of management, considered historical operating results and current market conditions, performed an independent assessment using both internally and externally available information, and read the minutes of the meetings of the Board of Directors.

/s/ Ernst & Young LLP

We have served as the Company's auditor since at least 1984, but we are unable to determine the specific year.

Denver, Colorado

February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2026

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Real estate owned:
Real estate held for investment	$16,415,000	$15,994,794
Less: accumulated depreciation	(7,374,546)	(6,836,920)
Real estate held for investment, net	9,040,454	9,157,874
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	72,885	—
Real estate held for disposition (net of accumulated depreciation of $0 and $64,106, respectively)	—	154,463
Total real estate owned, net of accumulated depreciation	9,113,339	9,312,337

Cash and cash equivalents	1,222	1,326
Restricted cash	35,710	34,101
Notes receivable, net	149,979	247,849
Investment in and advances to unconsolidated joint ventures, net	886,492	917,483
Operating lease right-of-use assets	187,624	186,997
Other assets	231,308	197,493
Total assets	$10,605,674	$10,897,586

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$961,180	$1,139,331
Unsecured debt, net	4,860,189	4,687,634
Operating lease liabilities	182,963	182,275
Real estate taxes payable	45,640	46,403
Accrued interest payable	51,698	52,631
Security deposits and prepaid rent	61,205	61,592
Distributions payable	151,934	151,720
Accounts payable, accrued expenses, and other liabilities	142,102	115,105
Total liabilities	6,456,911	6,436,691

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	859,966	1,017,355

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at December 31, 2025 and December 31, 2024:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	43,192	43,192
Series F; 10,105,845 and 10,424,485 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at December 31, 2025 and December 31, 2024:
328,273,044 and 330,858,719 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3,283	3,309
Additional paid-in capital	7,480,594	7,572,480
Distributions in excess of net income	(4,240,268)	(4,179,415)
Accumulated other comprehensive income/(loss), net	1,660	3,638
Total stockholders’ equity	3,288,462	3,443,205
Noncontrolling interests	335	335
Total equity	3,288,797	3,443,540
Total liabilities and equity	$10,605,674	$10,897,586

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Rental income	$1,700,956	$1,663,525	$1,620,658
Joint venture management and other fees	11,361	8,317	6,843
Total revenues	1,712,317	1,671,842	1,627,501
OPERATING EXPENSES:
Property operating and maintenance	304,971	292,572	273,736
Real estate taxes and insurance	233,817	232,130	232,152
Property management	55,281	54,065	52,671
Other operating expenses	30,734	30,416	20,222
Real estate depreciation and amortization	654,121	676,068	676,419
General and administrative	85,104	84,305	69,929
Casualty-related charges/(recoveries), net	11,682	15,179	3,138
Other depreciation and amortization	25,914	19,405	15,419
Total operating expenses	1,401,624	1,404,140	1,343,686
Gain/(loss) on sale of real estate owned	242,913	16,867	351,193
Operating income	553,606	284,569	635,008

Income/(loss) from unconsolidated entities	28,388	20,235	4,693
Interest expense	(196,619)	(195,712)	(180,866)
Interest income and other income/(expense), net	19,175	(12,336)	17,759
Income/(loss) before income taxes	404,550	96,756	476,594
Tax (provision)/benefit, net	(835)	(879)	(2,106)
Net income/(loss)	403,715	95,877	474,488
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,965)	(6,246)	(30,104)
Net (income)/loss attributable to noncontrolling interests	(46)	(46)	(31)
Net income/(loss) attributable to UDR, Inc.	377,704	89,585	444,353
Distributions to preferred stockholders — Series E (Convertible)	(4,839)	(4,835)	(4,848)
Net income/(loss) attributable to common stockholders	$372,865	$84,750	$439,505

Income/(loss) per weighted average common share:
Basic	$1.13	$0.26	$1.34
Diluted	$1.13	$0.26	$1.34

Weighted average number of common shares outstanding:
Basic	330,322	329,290	328,765
Diluted	331,053	330,116	329,104

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income/(loss)	$403,715	$95,877	$474,488
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	715	5,988	3,872
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(2,846)	(7,333)	(7,533)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(2,131)	(1,345)	(3,661)
Comprehensive income/(loss)	401,584	94,532	470,827
Comprehensive (income)/loss attributable to noncontrolling interests	(25,858)	(6,223)	(29,904)
Comprehensive income/(loss) attributable to UDR, Inc.	$375,726	$88,309	$440,923

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2022	$44,615	$3,290	$7,493,423	$(3,451,587)	$8,344	$210	$4,098,295
Net income/(loss) attributable to UDR, Inc.	—	—	—	444,353	—	—	444,353
Other comprehensive income/(loss)	—	—	—	—	(3,430)	—	(3,430)
Issuance/(forfeiture) of common and restricted shares, net	—	2	6,558	—	—	—	6,560
Issuance of common shares through public offering, net	—	—	(551)	—	—	—	(551)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	18,790	—	—	—	18,794
Common stock distributions declared ($1.68 per share)	—	—	—	(553,021)	—	—	(553,021)
Repurchase of common shares	—	(6)	(25,003)	—	—	—	(25,009)
Preferred stock distributions declared-Series E ($1.8192 per share)	—	—	—	(4,848)	—	—	(4,848)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	10,211	—	—	10,211
Balance at December 31, 2023	$44,615	$3,290	$7,493,217	$(3,554,892)	$4,914	$210	$3,991,354
Net income/(loss) attributable to UDR, Inc.	—	—	—	89,585	—	—	89,585
Other comprehensive income/(loss)	—	—	—	—	(1,276)	—	(1,276)
Issuance/(forfeiture) of common and restricted shares, net	—	1	5,119	—	—	—	5,120
Issuance of common shares through public offering, net	—	—	(456)	—	—	—	(456)
Conversion of Series E Cumulative Convertible shares	(1,422)	1	1,421	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	17	73,179	—	—	—	73,196
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Common stock distributions declared ($1.70 per share)	—	—	—	(560,911)	—	—	(560,911)
Preferred stock distributions declared-Series E ($1.8408 per share)	—	—	—	(4,835)	—	—	(4,835)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(148,362)	—	—	(148,362)
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	377,704	—	—	377,704
Other comprehensive income/(loss)	—	—	—	—	(1,978)	—	(1,978)
Issuance/(forfeiture) of common and restricted shares, net	—	2	10,556	—	—	—	10,558
Issuance of common shares through public offering, net	—	—	(463)	—	—	—	(463)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	15,800	—	—	—	15,804
Common stock distributions declared ($1.72 per share)	—	—	—	(568,406)	—	—	(568,406)
Repurchase of common shares	—	(32)	(117,779)	—	—	—	(117,811)
Preferred stock distributions declared-Series E ($1.86 per share)	—	—	—	(4,839)	—	—	(4,839)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	134,688	—	—	134,688
Balance at December 31, 2025	$43,193	$3,283	$7,480,594	$(4,240,268)	$1,660	$335	$3,288,797

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income/(loss)	$403,715	$95,877	$474,488
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	680,035	695,473	691,838
(Gain)/loss on sale of real estate owned	(242,913)	(16,867)	(351,193)
(Income)/loss from unconsolidated entities	(28,388)	(20,235)	(4,693)
Return on investment in unconsolidated joint ventures and partnerships	53,918	61,315	15,944
Amortization of share-based compensation	26,484	32,625	32,896
Provision/(recovery) for credit losses	(213)	37,456	702
Other	32,509	27,107	9,089
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(8,372)	(31,144)	(33,579)
Increase/(decrease) in operating liabilities	(13,888)	(4,759)	(2,828)
Net cash provided by/(used in) operating activities	902,887	876,848	832,664

Investing Activities
Acquisition of real estate assets	(147,171)	—	(17,848)
Proceeds from sales of real estate investments, net	373,545	98,650	325,767
Development of real estate assets	(43,695)	(67,532)	(155,875)
Capital expenditures and other major improvements — real estate assets	(252,857)	(249,886)	(295,440)
Capital expenditures — non-real estate assets	(36,084)	(21,801)	(16,907)
Investment in unconsolidated joint ventures and partnerships	(83,031)	(50,335)	(71,395)
Distributions received from unconsolidated joint ventures and partnerships	150,303	41,097	14,399
Proceeds from sale of equity securities	—	4,624	14,471
Purchase deposits on pending acquisitions	—	1,000	(1,000)
Repayment/(issuance) of notes receivable, net	(112,000)	(32,168)	(85,310)
Net cash provided by/(used in) investing activities	(150,990)	(276,351)	(289,138)

Financing Activities
Payments on secured debt	(178,323)	(137,971)	(1,244)
Payments on unsecured debt	—	(15,644)	—
Net proceeds from the issuance of unsecured debt	—	296,929	—
Net proceeds/(repayment) of commercial paper	155,100	(118,175)	108,075
Net proceeds/(repayment) of revolving bank debt	17,020	4,768	(23,425)
Repurchase of common shares	(117,811)	—	(25,009)
Distributions paid to redeemable noncontrolling interests	(39,702)	(42,798)	(35,582)
Distributions paid to preferred stockholders	(4,830)	(4,851)	(4,770)
Distributions paid to common stockholders	(567,864)	(558,482)	(539,852)
Other	(13,982)	(23,712)	(17,047)
Net cash provided by/(used in) financing activities	(750,392)	(599,936)	(538,854)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,505	561	4,672
Cash, cash equivalents, and restricted cash, beginning of year	35,427	34,866	30,194
Cash, cash equivalents, and restricted cash, end of period	$36,932	$35,427	$34,866

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$190,511	$192,101	$184,201
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12,608	12,502	12,502
Cash paid/(refunds received) for income taxes	1,373	1,044	1,911
Non-cash transactions:
Secured debt assumed upon acquisition of real estate assets	$—	$—	$191,737
OP Units issued for real estate, net	—	—	141,359
Notes receivable settled in exchange for real estate owned	180,700	—	—
Conversion of note receivable to equity securities	42,807	—	—
Development costs and capital expenditures incurred, but not yet paid	28,924	15,188	39,080
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (382,991 shares; 1,703,570 shares; and 470,800 shares)	15,804	73,196	18,794
Distribution of equity securities from unconsolidated real estate technology investments	—	—	7,749
Right-of-use assets obtained in exchange for operating lease liabilities remeasurement	4,422	—	—
Contribution of operating properties to unconsolidated joint venture	60,355	—	258,056

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands, except for share data)

	Year Ended December 31,
	2025	2024	2023
Transfer of preferred equity investment to note receivable	—	—	73,453
Dividends declared, but not yet paid	151,934	151,720	149,600

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,326	$2,922	$1,193
Restricted cash	34,101	31,944	29,001
Total cash, cash equivalents, and restricted cash as shown above	$35,427	$34,866	$30,194
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,222	$1,326	$2,922
Restricted cash	35,710	34,101	31,944
Total cash, cash equivalents, and restricted cash as shown above	$36,932	$35,427	$34,866

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At December 31, 2025, our consolidated apartment portfolio consisted of 165 communities with a total of 55,240 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 12,167 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 6,766 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2025 and 2024, there were 190.1 million and 189.8 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.6 million, or 92.9% and 176.6 million, or 93.0%, respectively, were owned by UDR and 13.5 million, or 7.1% and 13.2 million, or 7.0%, respectively, were owned by outside limited partners. As of December 31, 2025 and 2024, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.3 million, or 71.9% and 23.0 million, or 71.0%, respectively, were owned by UDR and its subsidiaries and 9.1 million, or 28.1% and 9.4 million, or 29.0%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The ASU became effective for the Company for the year ended December 31, 2025. The Company adopted the ASU, however, the updated standard did not have a material impact on the consolidated financial statements and related disclosures.

Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, land improvements, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, we did not record any impairments on our real estate properties.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2025, 2024, and 2023 were $6.8 million, $15.1 million and $13.1 million, respectively. During the years ended December 31, 2025,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

2024, and 2023, total interest capitalized was $8.6 million, $9.3 million and $10.1 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2025, 2024 and 2023, the Company recorded net credit recoveries/(losses) of $0.2 million, $(37.5) million and $(0.7) million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of December 31, 2025 and 2024 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	December 31,	December 31,	December 31,
	2025	2025	2024
Note due March 2025 (b)	—%	$—	$42,807
Notes due October 2025 and May 2026 (c)	—%	—	106,271
Note due December 2026 (d)	11.00%	79,889	71,873
Note due December 2026 (e)	11.00%	32,054	29,090
Notes due June 2027 (f)	18.00%	4,815	4,470
Note due September 2027 (g)	6.90%	33,812	31,771
Notes receivable		150,570	286,282
Allowance for credit losses		(591)	(38,433)
Total notes receivable, net		$149,979	$247,849
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

issuer. The Company recorded its investment in the real estate technology company in Other Assets on the Consolidated Balance Sheets.
(c)	The Company had three loans (the “Notes”) with a joint venture that owned a 478 apartment home operating community located in Philadelphia, Pennsylvania with an aggregate commitment of $205.5 million (exclusive of accrued and unpaid interest and a $37.6 million loan reserve), all of which was funded. The Notes were senior to the equity in the borrower and were on non-accrual status. In May 2025, the Company acquired the developer’s equity interest in the joint venture. In connection with the acquisition, the developer paid the Company $6.7 million, which consisted primarily of unpaid interest on the Notes and reimbursement for certain costs previously advanced by the Company. As a result, the joint venture became wholly owned, and the Company began consolidating the community. The consolidation of the community resulted in the Company recording $3.9 million in previously unaccrued interest and a $0.3 million gain on consolidation both of which are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations (See Note 3, Real Estate Owned for more information).
(d)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2026, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which was completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(f)	The Company and a syndicate of lenders previously entered into a $16.0 million secured credit facility with an unaffiliated third party. In 2023, the secured credit facility was amended to provide a new term loan in the amount of $19.0 million, and the Company’s commitment was increased from $1.5 million to $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(g)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owns a 66 apartment home operating community located in Santa Monica, California, in which the Company also holds a preferred investment. The contractual interest rate on the note receivable is SOFR plus a spread of 300 basis points. Interest payments are due monthly from net cash flow from the operating community. If net cash flow is insufficient to cover the interest payment on the payment date, the unpaid amount is added to the outstanding principal balance. The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $19.2 million, $24.2 million, and $14.5 million of interest income for the notes receivable described above during the years ended December 31, 2025, 2024, and 2023, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

A roll forward of our allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

Allowance for credit losses as of December 31, 2023	$(977)
(Provision)/recovery for credit losses	(37,456)
Write-offs charged against allowance	-
Allowance for credit losses as of December 31, 2024	$(38,433)
(Provision)/recovery for credit losses	213
Write-offs charged against allowance (1)	37,629
Allowance for credit losses as of December 31, 2025	$(591)
(1)	See footnote (c) above for further information.

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

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2025, the Company did not have any investments in any joint ventures or partnerships that qualified as a VIE where we were determined to be the primary beneficiary.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”). A TRS is a C-corporation that has not elected REIT status and, accordingly, is subject to federal and state income taxes.

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of December 31, 2025 and 2024, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.8) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2025. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. When

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2025, 2024, and 2023, total advertising expense was $10.3 million, $10.0 million, and $9.2 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2025, 2024, and 2023, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2025, 2024, and 2023 was $(0.2) million, $(0.1) million, and $(0.2) million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As of December 31, 2025 and 2024, the Company’s multifamily tenant lease receivables balance, net of its reserve, was approximately $5.7 million and $5.9 million, respectively, including its share from unconsolidated joint ventures. The Company’s retail tenant lease receivables balance (exclusive of straight-line rent receivables), net of its reserve, was approximately $0.7 million and $0.3 million, including its share from unconsolidated joint ventures, as of December 31, 2025 and 2024, respectively.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2025, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Metropolitan D.C. and Boston, Massachusetts markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2025, the Company owned and consolidated 165 communities in 12 states plus the District of Columbia totaling 55,240 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,	December 31,
	2025	2024
Land	$2,537,747	$2,521,363
Depreciable property — held and used:
Land improvements	277,996	271,702
Building, improvements, and furniture, fixtures and equipment	13,577,262	13,189,796
Real estate intangible assets	21,995	11,933
Under development:
Land and land improvements	13,468	—
Building, improvements, and furniture, fixtures and equipment	59,417	—
Real estate held for disposition:
Land and land improvements	—	44,645
Building, improvements, and furniture, fixtures and equipment	—	135,844
Real estate intangible assets	—	38,080
Real estate owned	16,487,885	16,213,363
Accumulated depreciation	(7,374,546)	(6,901,026)
Real estate owned, net	$9,113,339	$9,312,337

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

assets owned by approximately $166.0 million, recorded approximately $10.1 million of real estate intangibles, recorded $6.4 million of in-place lease intangibles, and recognized a gain on consolidation of $0.3 million.

In November 2025, the Company acquired a 406 apartment home operating community located in Woodbridge, Virginia for approximately $147.7 million. The Company increased its real estate assets owned by approximately $144.4 million and recorded $3.3 million of in-place lease intangibles.

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

In December 2025, the Company contributed four wholly-owned operating communities, totaling 974 apartment homes located in various markets, to our existing joint venture with LaSalle, while maintaining our 51% ownership interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the communities, and the Company deconsolidated the operating communities. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating communities and certain existing operating communities, resulting in the Company receiving approximately $202.8 million of cash proceeds. The transaction was accounted for as a partial sale and resulted in a gain of approximately $195.0 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Developments

At December 31, 2025, the Company was developing one wholly-owned community totaling 300 apartment homes, none of which have been completed, in which we have a gross carrying value of $72.9 million. The homes are estimated to be completed during the second quarter of 2027.

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2025	2026	2027	2028	2029	2030	Thereafter
Real estate intangible assets, net (a)	$13,188	$3,124	$3,041	$1,935	$1,901	$1,749	$1,438
In-place lease intangible assets, net (b)	8,460	4,832	594	479	434	300	1,821
Total	$21,648	$7,956	$3,635	$2,414	$2,335	$2,049	$3,259

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $8.8 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, $2.7 million and $4.0 million, respectively, of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $8.7 million in Other assets on the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, $2.9 million and $8.9 million, respectively, was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2025 and 2024 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average
	Communities	Homes	Ownership Interest		Investment at		Income/(loss) from investments
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
Joint Ventures	2025	2025	2025	2024	2025	2024	2025	2024	2023
Operating:
UDR/MetLife (a)	13	2,837	50.2%	50.2%	$189,420	$206,308	$(3,202)	$(7,438)	$(5,378)
UDR/LaSalle (b)	9	2,564	51.0%	51.0%	242,337	267,562	(4,332)	(8,027)	(3,660)
Total Joint Ventures	22	5,401			$431,757	$473,870	$(7,534)	$(15,465)	$(9,038)

	Number of	Apartment
	Commitments	Homes	Weighted		Investment at		Income/(loss) from investments
Debt and Preferred Equity Program	December 31,	December 31,	Average	UDR	December 31,	December 31,	Year Ended December 31,
and Real Estate Technology Investments (c)	2025	2025	Rate	Commitment (c)	2025	2024	2025	2024	2023
Preferred equity investments:
Operating	12	6,766	9.7%	$354,989	$373,231	$299,846	$23,767	$16,809	$25,781

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	74,747	57,344	6,363	9,959	104
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					447,978	357,190	30,130	26,768	25,885

Sold unconsolidated joint ventures and partnerships					—	81,123	5,792	8,932	(12,154)

Total investment in and advances to unconsolidated joint ventures, net (a)					$879,735	$912,183	$28,388	$20,235	$4,693
(a)	As of December 31, 2025 and 2024, the Company’s negative investment in one UDR/MetLife community of $6.8 million and $5.3 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In December 2025, the Company contributed four operating communities, located in various markets, to the joint venture, while maintaining our 51.0% ownership in the venture. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating communities and certain existing operating communities, resulting in the Company receiving approximately $202.8 million of cash proceeds. (See Note 3, Real Estate Owned for further discussion).
(c)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include two investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the year ended December 31, 2025, the Company entered into and funded three new preferred equity investments and two preferred equity investments were fully redeemed.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

In December 2025, the Company received a $10.3 million partial paydown from one of its operating preferred equity investments located in Allen, Texas, upon recapitalization of the joint venture. In addition, the maturity date of our preferred investment was extended to September 30, 2027.

In January 2026, the Company received a $52.9 million partial paydown from one of its operating preferred equity investments in a portfolio of stabilized apartment communities located in various markets upon the recapitalization of the joint venture.

(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of December 31, 2025 and 2024, the Company had deferred fees of $8.4 million and $7.6 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $11.4 million, $8.3 million, and $6.8 million during the years ended December 31, 2025, 2024, and 2023, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2025 and 2023. For the year ended December 31, 2024, the Company recorded an $8.1 million non-cash impairment loss on one of its preferred equity investment (recorded in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations) due to a decrease in the value of the operating community that it deemed to be other-than-temporary.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

			Debt and Preferred
			Equity Program
As of and For the	UDR/	UDR/	and Other
Year Ended December 31, 2025	MetLife	LaSalle	Investments	Total
Condensed Statements of Operations:
Total revenues	$146,406	$51,870	$178,221	$376,497
Property operating expenses	61,914	18,566	92,172	172,652
Real estate depreciation and amortization	53,340	38,744	69,530	161,614
Operating income/(loss)	31,152	(5,440)	16,519	42,231
Interest expense	(33,607)	(3,994)	(103,620)	(141,221)
Other income/(loss)	—	—	3,718	3,718
Net unrealized/realized gain/(loss) on held investments	—	—	70,039	70,039
Net income/(loss)	$(2,455)	$(9,434)	$(13,344)	$(25,233)

Condensed Balance Sheets:
Total real estate, net	$1,137,830	$764,229	$1,678,536	$3,580,595
Investments, at fair value	—	—	489,468	489,468
Cash and cash equivalents	28,596	10,308	39,273	78,177
Other assets	9,464	7,704	117,650	134,818
Total assets	1,175,890	782,241	2,324,927	4,283,058
Third party debt, net	844,681	297,714	1,353,686	2,496,081
Accounts payable and accrued liabilities	18,431	6,887	155,143	180,461
Total liabilities	863,112	304,601	1,508,829	2,676,542
Total equity	$312,778	$477,640	$816,098	$1,606,516

			Debt and Preferred
			Equity Program
As of and For the	UDR/	UDR/	and Other
Year Ended December 31, 2024	MetLife	LaSalle	Investments	Total
Condensed Statements of Operations:
Total revenues	$141,014	$49,063	$131,876	$321,953
Property operating expenses	64,329	17,657	69,737	151,723
Real estate depreciation and amortization	53,543	45,375	51,633	150,551
Operating income/(loss)	23,142	(13,969)	10,506	19,679
Interest expense	(33,491)	(2,698)	(74,268)	(110,457)
Other income/(loss)	—	—	(3,840)	(3,840)
Net unrealized/realized gain/(loss) on held investments	—	—	84,835	84,835
Net income/(loss)	$(10,349)	$(16,667)	$17,233	$(9,783)

Condensed Balance Sheets:
Total real estate, net	$1,174,695	$567,474	$1,372,206	$3,114,375
Investments, at fair value	—	—	372,478	372,478
Cash and cash equivalents	12,528	5,688	29,716	47,932
Other assets	20,774	1,334	125,236	147,344
Total assets	1,207,997	574,496	1,899,636	3,682,129
Third party debt, net	845,963	45,246	1,168,926	2,060,135
Accounts payable and accrued liabilities	19,393	5,150	133,962	158,505
Total liabilities	865,356	50,396	1,302,888	2,218,640
Total equity	$342,641	$524,100	$596,748	$1,463,489

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

			Debt and Preferred
			Equity Program
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

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Operating lease right-of-use assets were $187.6 million and $187.0 million, respectively, and the Operating lease liabilities were $183.0 million and $182.3 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 40.8 years and 41.3 years at December 31, 2025 and 2024, respectively, and the weighted average discount rate was 5.0% at both December 31, 2025 and 2024.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2025 are as follows (dollars in thousands):

Ground Leases
2026	$12,695
2027	12,695
2028	12,695
2029	12,695
2030	12,695
Thereafter	389,340
Total future minimum lease payments (undiscounted)	452,815
Difference between future undiscounted cash flows and discounted cash flows	(269,852)
Total operating lease liabilities (discounted)	$182,963

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

The components of operating lease expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease expense:
Contractual lease expense	$13,562	$13,322	$13,173
Variable lease expense (a)	234	189	155
Total operating lease expense (b)(c)	$13,796	$13,511	$13,328
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.8 million and $3.7 million, respectively, for the year ended December 31, 2024, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.6 million and $3.5 million, respectively, and for the year ended December 31, 2023, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.5 million and $3.4 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million, $0.1 million and $0.1 million of total operating lease expense during the years ended December 31, 2025, 2024 and 2023, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2025, our apartment home leases generally have initial terms of 12 months or less. As of December 31, 2025, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Future minimum lease payments from our retail and commercial leases as of December 31, 2025 are as follows (dollars in thousands):

Retail and Commercial Leases
2026	$28,234
2027	26,442
2028	23,636
2029	19,317
2030	14,657
Thereafter	87,610
Total future minimum lease payments (a)	$199,896
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.7 million, $1.1 million and $1.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2025 and 2024 (dollars in thousands):

	Principal Outstanding		As of December 31, 2025
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2025	2024	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$937,475	$1,115,798	3.46%	3.6	17
Deferred financing costs and other non-cash adjustments (b)	(3,252)	(3,429)
Total fixed rate secured debt, net	934,223	1,112,369	3.51%	3.6	17
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	3.11%	6.2	1
Deferred financing costs	(43)	(38)
Total variable rate secured debt, net	26,957	26,962	3.14%	6.2	1
Total Secured Debt, net	961,180	1,139,331	3.50%	3.7	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (l)	—	—	—%	2.7
Borrowings outstanding under unsecured commercial paper program due January 2026 (e) (l)	445,000	289,900	3.95%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2027 (f)	26,381	9,361	4.44%	1.0
Term Loan due January 2029 (d) (l)	175,000	175,000	4.70%	3.1
Fixed Rate Debt
Term Loan due January 2029 (d) (l)	175,000	175,000	4.04%	3.1
2.95% Medium-Term Notes due September 2026 (l)	300,000	300,000	2.95%	0.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $106 and $176, respectively) (l)	299,894	299,824	3.50%	1.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $242 and $361, respectively) (l)	299,758	299,639	3.50%	2.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $2, respectively) (g) (l)	299,998	299,998	4.27%	3.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $5,548 and $6,921, respectively) (h) (l)	605,548	606,921	3.32%	4.0
3.00% Medium-Term Notes due August 2031 (net of premiums of $6,720 and $7,914, respectively) (i) (l)	606,720	607,914	3.01%	5.6
2.10% Medium-Term Notes due August 2032 (net of discounts of $232 and $267, respectively) (l)	399,768	399,733	2.10%	6.6
1.90% Medium-Term Notes due March 2033 (net of discounts of $869 and $989, respectively) (l)	349,131	349,011	1.90%	7.2
2.10% Medium-Term Notes due June 2033 (net of discounts of $742 and $842, respectively) (l)	299,258	299,158	2.10%	7.5
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,649 and $2,954, respectively) (j) (l)	297,351	297,046	4.95%	8.7
3.10% Medium-Term Notes due November 2034 (net of discounts of $780 and $868, respectively) (k) (l)	299,220	299,132	3.13%	8.8
Deferred financing costs	(17,838)	(20,003)
Total Unsecured Debt, net	4,860,189	4,687,634	3.36%	4.5
Total Debt, net	$5,821,369	$5,826,965	3.38%	4.3

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2025, secured debt encumbered approximately 10% of UDR’s total real estate owned based upon gross book value (approximately 90% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2025, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from June 2026 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

In July 2025, the Company repaid a $44.3 million fixed rate mortgage at maturity with borrowings from the Company’s unsecured commercial paper program.

In November 2025, the Company repaid a $127.6 million fixed rate mortgage at maturity with borrowings from the Company’s unsecured commercial paper program.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the years ended December 31, 2025, 2024, and 2023, the Company had $0.7 million, $1.3 million, and $3.4 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of $(0.5) million and $0.2 million at December 31, 2025 and 2024, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2025, the variable interest rate on the mortgage note was 3.11%.

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

DECEMBER 31, 2025

lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2025 and 2024 (dollars in thousands):

	December 31,	December 31,
	2025	2024
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $4.3 million and $3.4 million of letters of credit at December 31, 2025 and 2024, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2025 and 2024 (dollars in thousands):

	December 31,	December 31,
	2025	2024
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	445,000	289,900
Weighted average daily borrowings during the period ended	318,244	390,237
Maximum daily borrowings during the period ended	650,000	645,000
Weighted average interest rate during the period ended	4.4%	5.4%
Interest rate at end of the period	3.9%	4.7%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2027. In December 2025, the Company extended the maturity date from January 12, 2026 to January 12, 2027, with two one-year extension options. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2025 and 2024 (dollars in thousands):

	December 31,	December 31,
	2025	2024
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	26,381	9,361
Weighted average daily borrowings during the period ended	18,403	15,102
Maximum daily borrowings during the period ended	62,622	62,077
Weighted average interest rate during the period ended	5.1%	6.0%
Interest rate at end of the period	4.4%	5.2%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2025 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2026	$56,672	$745,000	$801,672
2027	6,939	326,380	333,319
2028	166,526	300,000	466,526
2029	315,811	650,000	965,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
2035	—	—	—
Thereafter	—	—	—
Subtotal	964,475	4,871,380	5,835,855
Non-cash (a)	(3,295)	(11,191)	(14,486)
Total	$961,180	$4,860,189	$5,821,369
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2025 and 2024, the Company amortized $5.0 million and $5.0 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator for income/(loss) per share:
Net income/(loss)	$403,715	$95,877	$474,488
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,965)	(6,246)	(30,104)
Net (income)/loss attributable to noncontrolling interests	(46)	(46)	(31)
Net income/(loss) attributable to UDR, Inc.	377,704	89,585	444,353
Distributions to preferred stockholders — Series E (Convertible)	(4,839)	(4,835)	(4,848)
Income/(loss) attributable to common stockholders - basic and diluted	$372,865	$84,750	$439,505

Denominator for income/(loss) per share:
Weighted average common shares outstanding	330,833	329,670	329,136
Unvested restricted stock awards	(511)	(380)	(371)
Denominator for basic income/(loss) per share	330,322	329,290	328,765
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	731	826	339
Denominator for diluted income/(loss) per share	331,053	330,116	329,104

Income/(loss) per weighted average common share:
Basic	$1.13	$0.26	$1.34
Diluted	$1.13	$0.26	$1.34

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2025, 2024, and 2023, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. During the year ended December 31, 2025, the Company did not sell any shares of common stock through its ATM program. As of December 31, 2025, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

DECEMBER 31, 2025

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

During the years ended December 31, 2025 and 2024, the Company did not enter into any forward purchase agreements under its continuous equity program.

During the year ended December 31, 2025, the Company repurchased 3.3 million shares of its common stock at an average price of $36.12 per share for total consideration of approximately $117.8 million under its share repurchase program. During the year ended December 31, 2024, the Company did not repurchase any shares of its common stock.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
OP/DownREIT Units	22,817	23,993	22,410
Convertible preferred stock	2,816	2,848	2,908
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	731	826	339

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company’s authorized capital was 450.0 million shares of common stock and 50.0 million shares of preferred stock as of December 31, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2025, 2024 and 2023:

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2022	328,993	2,686	12,101
Issuance/(forfeiture) of common and restricted shares, net	174	—	—
Repurchase of common shares	(623)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	148	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	323	—	—
Forfeiture of Series F shares	—	—	(233)
Balance at December 31, 2023	329,015	2,686	11,868
Issuance/(forfeiture) of common and restricted shares, net	48	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	170	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,533	—	—
Conversion of Series E Cumulative Convertible shares	93	(85)	—
Forfeiture of Series F shares	—	—	(1,444)
Balance at December 31, 2024	330,859	2,601	10,424
Issuance/(forfeiture) of common and restricted shares, net	291	—	—
Repurchase of common shares	(3,260)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	41	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	342	—	—
Forfeiture of Series F shares	—	—	(318)
Balance at December 31, 2025	328,273	2,601	10,106

Common Stock

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in July 2017. As of December 31, 2025, 14.0 million shares were available for sale under the ATM program.

During the year ended December 31, 2025, the Company entered into the following equity transactions for our common stock:

●	Repurchased 3.3 million shares of common stock at a weighted average price per share of $36.12, for total consideration of approximately $117.8 million.
●	Issued 0.3 million shares, net of forfeitures, of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”); and
●	Issued 0.4 million shares of common stock upon redemption of OP Units and DownREIT Units, resulting in the forfeiture of 0.3 million Series F Preferred shares.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2025, 2024, and 2023 totaled $1.72, $1.70, and $1.68 per share, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Distributions declared on the Series E for the years ended December 31, 2025, 2024, and 2023 were $1.86, $1.84, and $1.82 per share, respectively. The Series E is not listed on any exchange. At December 31, 2025 and 2024, a total of 2.6 million and 2.6 million, respectively, shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by certain holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2025 and 2024, 0.3 million and 1.4 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2025 and 2024, a total of 10.1 million and 10.4 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,010 and $1,042, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. During the year ended December 31, 2025, all shares issued with respect to the plan were acquired through the open market.

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

As of December 31, 2025, 35.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2025, there were 12.5 million common shares available for issuance under the LTIP.

The LTIP contains double trigger change of control provisions allowing for the vesting of an award when certain conditions are met upon qualifying events such as a merger where UDR is not the surviving entity. Upon the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

A summary of UDR’s Performance Units, LTIP Units, restricted stock and option activities during the years ended December 31, 2025 and 2024 are as follows (shares in thousands):

	Unvested Performance Units Outstanding		Performance Units Exercisable		Unvested Stock Options Outstanding		Stock Options Exercisable		LTIP Units		Restricted Stock
												Weighted
		Weighted		Weighted		Weighted		Weighted		Weighted		Average Fair
		Average		Average		Average		Average		Average Fair		Value Per
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Value Per	Number	Restricted
	Units	Price	Units	Price	Options	Price	Options	Price	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2023	3,717	$41.25	2,278	$37.53	1,339	$44.99	19	$59.90	312	$50.51	365	$44.53
Granted	494	38.79	—	—	50	38.64	—	—	678	38.70	190	38.66
Exercised	—	—	—	—	—	—	—	—	—	—	—	—
Vested	(1,652)	38.04	1,652	38.04	—	—	—	—	(209)	43.55	(163)	44.11
Forfeited	(745)	37.50	—	—	(48)	40.49	—	—	(115)	41.68	(83)	41.21
Balance, December 31, 2024	1,814	$41.17	3,930	$37.74	1,341	$44.91	19	$59.90	666	$42.12	309	$42.09
Granted	61	41.70	—	—	23	42.53	—	—	554	41.16	395	41.92
Exercised	—	—	—	—	—	—	—	—	—	—	—	—
Vested	(288)	39.67	288	39.67	(22)	38.64	22	38.64	(459)	41.67	(140)	43.86
Forfeited	(825)	52.51	—	—	(390)	44.66	—	—	(208)	45.19	(51)	43.27
Balance, December 31, 2025	762	$38.76	4,218	$37.87	952	$45.10	41	$48.49	553	$40.45	513	$41.32

As of December 31, 2025, the Company had granted 7.4 million shares of restricted stock, 3.9 million LTIP Units, 5.0 million Performance Units, and 1.0 million stock options under the LTIP.

Stock Option Awards

UDR has granted stock options to our employees and Company directors. Subject to certain conditions, each stock option is exercisable into one share of UDR common stock.

The total remaining compensation cost on unvested stock options was $1.0 million as of December 31, 2025.

During the year ended December 31, 2025, no stock options were exercised.

The weighted average remaining contractual life on all stock options outstanding as of December 31, 2025 is 6.7 years and such options have a weighted average exercise price of $45.10.

During the years ended December 31, 2025, 2024 and 2023, we recognized less than $0.1 million, $0.9 million and $0.6 million, respectively, of net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to our employees and Company directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Restricted stock awards earn dividends payable in cash or dividend reinvestment shares. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2025, 2024, and 2023, we recognized $11.4 million, $5.5 million, and $6.4 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $8.3 million and had a weighted average remaining contractual life of 1.8 years as of December 31, 2025.

Unit Awards

Unit awards are granted to our employees and Company directors. Compensation expense is recorded under either the straight-line method or graded vesting method over the vesting period, which is generally one to four years. Unit awards earn distributions payable in cash or distribution reinvestment units. Some of the Unit awards are based on the Company’s performance and are subject to adjustment during the initial one to three year performance periods. During the years ended December 31, 2025, 2024, and 2023, we recognized $11.3 million, $20.3 million and $6.2 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on Unit awards was $7.7 million and had a weighted average remaining contractual life of 1.9 years as of December 31, 2025.

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

The total remaining compensation cost on unvested Performance Units was $0.1 million as of December 31, 2025.

During the year ended December 31, 2025, no Performance Units were exercised.

The weighted average remaining contractual life on all Performance Units outstanding as of December 31, 2025 is 6.1 years and such Performance Units have a weighted average exercise price of $38.76.

During the years ended December 31, 2025, 2024 and 2023, we recognized $3.9 million, $5.9 million and $19.8 million, respectively, of net compensation expense related to outstanding Performance Units.

Short-Term Incentive Compensation

In January 2025, certain officers of the Company were awarded either a restricted stock grant, an STI Unit grant, or an STI Performance Unit grant, or a combination of all three, under the 2025 Long-Term Incentive Program (“2025 LTI”). All three of the awards represent short-term incentive compensation for the officers. The restricted stock award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), or $42.53 per share. The STI Unit award was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, or $42.53 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. The STI Performance Unit award was valued for compensation expense purposes on the date of grant in accordance with ASC 718 as determined by the lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 30.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.5%, and an annual dividend yield of 3.6%, or $9.14 per unit, inclusive of a discount due to uncertainty associated with the STI Performance Unit reaching parity with the value of a share of UDR common stock. The restricted stock awards, STI Unit awards, and STI Performance Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Long-Term Incentive Compensation

In January 2025, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2025 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2025 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2025 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2025 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $42.53 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $19.45 per unit on the grant date, inclusive of an 8.6% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $20.41 per unit on the grant date, inclusive of a 4.0% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $4.65 per unit on the grant date, inclusive of an 8.6% discount, a volatility factor of 29.0%, an expected life of 5.75 years, an annualized risk-free rate of 4.5%, and an annual dividend yield of 3.6%, and the portion of the LTIP Performance Unit grant based upon the three-year FFO as Adjusted was valued for

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

compensation expense purposes at $4.93 per unit on the grant date, inclusive of a 4.0% discount, a volatility factor of 28.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.5%, and an annual dividend yield of 3.6%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $47.00 per share for the comparable apartment REITs component and $45.81 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $22.79 per unit, inclusive of a 4.0% discount, for the comparable apartment REITs component and $22.22 per unit, inclusive of a 4.0% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $6.18 per unit, inclusive of a 4.0% discount, for the comparable apartment REITs component and $6.37 per unit, inclusive of a 4.0% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 32.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.5%, and an annual dividend yield of 3.2%.

In January 2024, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2024 LTI. For all three restricted stock grants, LTIP Unit grants and Performance Unit grants, thirty percent of the 2024 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2024 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2024 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby all three will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.64 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.72 per unit on the grant date, inclusive of an 8.3% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.57 per unit on the grant date, inclusive of a 3.9% discount. Because LTIP Performance Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Performance Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Performance Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $4.22 per unit on the grant date, inclusive of an 8.3% discount, a volatility factor of 30.0%, an expected life of 5.5 years, an annualized risk-free rate of 4.04%, and an annual dividend yield of 3.5%, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $4.37 per unit on the grant date, inclusive of a 3.9% discount, a volatility factor of 28.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.03%, and an annual dividend yield of 3.5%. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $47.21 per share for the comparable apartment REITs component and $44.86 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $22.86 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $21.74 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 24.0%. The portion of the LTIP Performance Unit grant based upon relative TSR was valued for compensation expense purposes at $5.96 per unit, inclusive of a 3.9% discount, for the comparable apartment REITs component and $5.93 per unit, inclusive of a 3.9% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 31.0%, an expected life of 6.5 years, an annualized risk-free rate of 4.03%, and an annual dividend yield of 3.3%.

In January 2023, certain officers of the Company were awarded either a restricted stock grant, an LTIP Unit grant, or an LTIP Performance Unit grant, or a combination of all three, under the 2023 LTI. For all three restricted stock

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in General and administrative on UDR’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, were $1.2 million, $1.0 million, and $1.1 million, respectively.

11. INCOME TAXES

For 2025, 2024, and 2023, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2025, 2024 and 2023 (unaudited):

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$1.4244	$1.5935	$1.4384
Qualified ordinary income	0.0001	0.0001	0.0001
Long-term capital gain	0.1771	0.0458	0.1697
Unrecaptured section 1250 gain	0.1134	0.0556	0.0318
Total	$1.7150	$1.6950	$1.6400

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Income tax (benefit)/provision
Current
Federal	$210	$314	$69
State	940	1,192	2,036
Total current	1,150	1,506	2,105
Deferred
Federal	(252)	(103)	26
State	(15)	(476)	23
Investment tax credit	(48)	(48)	(48)
Total deferred	(315)	(627)	1
Total income tax (benefit)/provision	$835	$879	$2,106

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, and are as follows for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Deferred tax assets:
Federal and state tax attributes	$31	$55	$28
Other	401	142	153
Total deferred tax assets	432	197	181
Valuation allowance	(27)	(27)	(27)
Net deferred tax assets	405	170	154
Deferred tax liabilities:
Book/tax depreciation and basis	(787)	(878)	(881)
Other	(132)	(73)	(76)
Total deferred tax liabilities	(919)	(951)	(957)
Net deferred tax assets/(liabilities)	$(514)	$(781)	$(803)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2025, 2024, and 2023 as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$(40)	$251	$105
State income tax provision	923	1,233	2,054
Solar credit amortization	(48)	(48)	(48)
ITC basis adjustment	—	(557)	—
Valuation allowance	—	—	(5)
Total income tax provision/(benefit)	$835	$879	$2,106

The Company’s Tax benefit/(provision), net was $(0.8) million, $(0.9) million and $(2.1) million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease of $0.1 million was primarily attributable to a decrease in state taxes for the tax year ended December 31, 2025. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2025 and 2024, UDR has no material unrecognized income tax benefits/(provisions), net.

The Company files income tax returns in federal and various state and local jurisdictions. The tax years 2022 through 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at beginning of year	$1,017,355	$961,087
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(134,688)	148,362
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(25,257)	(73,196)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	25,965	6,246
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(41,161)	(52,250)
Redeemable Long-Term and Short-Term Incentive Plan Units	17,905	27,175
Allocation of other comprehensive income/(loss)	(153)	(69)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at end of year	$859,966	$1,017,355

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million, less than $(0.1) million, and less than $(0.1) million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2025 and 2024 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$149,979	$144,160	$—	$—	$144,160
Equity securities (c)	1,479	1,479	1,479	—	—
Derivatives - Interest rate contracts (d)	272	272	—	272	—
Total assets	$151,730	$145,911	$1,479	$272	$144,160

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$937,007	$895,881	$—	$—	$895,881
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	26,381	26,381	—	—	26,381
Commercial paper program	445,000	445,000	—	—	445,000
Unsecured notes	4,406,646	4,092,949	—	—	4,092,949
Total liabilities	$5,842,034	$5,487,211	$—	$—	$5,487,211

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$859,966	$859,966	$—	$859,966	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

			Fair Value at December 31, 2024, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2024 (a)	2024	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$247,849	$243,546	$—	$—	$243,546
Equity securities (c)	1,281	1,281	1,281	—	—
Derivatives - Interest rate contracts (d)	3,227	3,227	—	3,227	—
Total assets	$252,357	$248,054	$1,281	$3,227	$243,546

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$1,115,999	$1,039,482	$—	$—	$1,039,482
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	9,361	9,361	—	—	9,361
Commercial paper program	289,900	289,900	—	—	289,900
Unsecured notes	4,408,376	3,897,187	—	—	3,897,187
Total liabilities	$5,850,636	$5,262,930	$—	$—	$5,262,930

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$1,017,355	$1,017,355	$—	$1,017,355	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on December 31, 2025 and 2024. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 14, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 12, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2025 and 2024.

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

DECEMBER 31, 2025

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2025, 2024, and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2026, the Company estimates that an additional $0.1 million will be reclassified as a decrease to Interest expense.

As of December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$183,977

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2025, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	$272	$3,227	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023	2025	2024	2023	2025	2024	2023

Interest rate products	$715	$5,988	$3,872	$2,846	$7,333	$7,533	$—	$—	$—

	Year Ended
	December 31,
	2025	2024	2023
Total amount of Interest expense presented on the Consolidated Statements of Operations	$196,619	$195,712	$180,866

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The table below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2025 and 2024 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2025	$272	$—	$272	$—	$—	$272

December 31, 2024	$3,227	$—	$3,227	$—	$—	$3,227
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

15. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at December 31, 2025 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	1	$72,885	$60,715
Other unconsolidated investments:
Real estate technology and sustainability investments (b)	-	134,006	34,994
Total		$206,891	$95,709
(a)	Represents UDR’s investment as of December 31, 2025.
(b)	As of December 31, 2025, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of December 31, 2025, there is no liability recorded.

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

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). NOI is a useful metric for investors as it is a more meaningful representation of a community’s continuing operating performance than net income as it is prior to corporate-level expense allocations, general and administrative costs, capital structure and depreciation and amortization. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing, which align with the segment-level information that is regularly provided to our CODM. Excluded from NOI is property management expense, which is calculated as 3.25% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s CODM utilizes NOI as the key measure of segment profit or loss to assess the performance of each segment and to allocate resources (including employees and financial or capital resources) primarily during the quarterly or annual business review and annual budget and forecasting process.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2024 and held as of December 31, 2025. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2025, 2024, and 2023.

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

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2025, 2024, and 2023, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

	Year Ended December 31, (a)
	2025	2024	2023
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$496,427	$483,285	$468,797
Northeast Region	324,572	314,446	305,364
Mid-Atlantic Region	310,416	299,695	290,194
Southeast Region	220,993	222,515	222,488
Southwest Region	198,270	200,309	178,772
Non-Mature Communities/Other	88,044	87,669	104,893
Total segment and consolidated lease revenue	$1,638,722	$1,607,919	$1,570,508

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$13,919	$12,199	$11,771
Northeast Region	9,545	8,239	7,558
Mid-Atlantic Region	14,282	13,210	11,269
Southeast Region	12,544	10,783	9,185
Southwest Region	9,737	8,848	7,230
Non-Mature Communities/Other	2,207	2,327	3,137
Total segment and consolidated other revenue	$62,234	$55,606	$50,150

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$510,346	$495,484	$480,568
Northeast Region	334,117	322,685	312,922
Mid-Atlantic Region	324,698	312,905	301,463
Southeast Region	233,537	233,298	231,673
Southwest Region	208,007	209,157	186,002
Non-Mature Communities/Other	90,251	89,996	108,030
Total segment and consolidated rental income	$1,700,956	$1,663,525	$1,620,658

Total reportable apartment home segment operating expenses
Same-Store Communities
Personnel	$74,099	$70,795	$63,451
Utilities	73,102	69,438	66,453
Repair and maintenance	99,367	97,785	91,014
Administrative and marketing	39,007	35,565	31,765
Real estate taxes	199,444	196,006	189,373
Insurance	21,509	24,080	24,362
Non-Mature Communities/Other (b)	32,260	31,033	39,470
Total segment and consolidated operating expenses	$538,788	$524,702	$505,888

Reportable apartment home segment NOI
Same-Store Communities
West Region	$375,281	$365,620	$355,640
Northeast Region	217,524	209,241	205,711
Mid-Atlantic Region	222,797	214,376	207,223
Southeast Region	158,620	159,459	159,369
Southwest Region	129,955	131,164	118,267
Non-Mature Communities/Other	57,991	58,963	68,560
Total segment and consolidated NOI	1,162,168	1,138,823	1,114,770

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

	Year Ended December 31, (a)
	2025	2024	2023
Reconciling items:
Joint venture management and other fees	11,361	8,317	6,843
Property management	(55,281)	(54,065)	(52,671)
Other operating expenses	(30,734)	(30,416)	(20,222)
Real estate depreciation and amortization	(654,121)	(676,068)	(676,419)
General and administrative	(85,104)	(84,305)	(69,929)
Casualty-related (charges)/recoveries, net	(11,682)	(15,179)	(3,138)
Other depreciation and amortization	(25,914)	(19,405)	(15,419)
Gain/(loss) on sale of real estate owned	242,913	16,867	351,193
Income/(loss) from unconsolidated entities	28,388	20,235	4,693
Interest expense	(196,619)	(195,712)	(180,866)
Interest income and other income/(expense), net	19,175	(12,336)	17,759
Tax (provision)/benefit, net	(835)	(879)	(2,106)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,965)	(6,246)	(30,104)
Net (income)/loss attributable to noncontrolling interests	(46)	(46)	(31)
Net income/(loss) attributable to UDR, Inc.	$377,704	$89,585	$444,353
(a)	Same-Store Community population consisted of 53,468 apartment homes.
(b)	Non-Mature Communities/Other operating expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,	December 31,
	2025	2024
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,686,593	$4,613,733
Northeast Region	3,835,341	3,788,083
Mid-Atlantic Region	3,221,425	3,171,487
Southeast Region	1,663,389	1,615,846
Southwest Region	1,905,947	1,889,173
Non-Mature Communities/Other	1,175,190	1,135,041
Total segment assets	16,487,885	16,213,363
Accumulated depreciation	(7,374,546)	(6,901,026)
Total segment assets — net book value	9,113,339	9,312,337
Reconciling items:
Cash and cash equivalents	1,222	1,326
Restricted cash	35,710	34,101
Notes receivable, net	149,979	247,849
Investment in and advances to unconsolidated joint ventures, net	886,492	917,483
Operating lease right-of-use assets	187,624	186,997
Other assets	231,308	197,493
Total consolidated assets	$10,605,674	$10,897,586
(a)	Same-Store Community population consisted of 53,468 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2025

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Northeast Region — Boston, New York and Philadelphia
iii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore and Richmond
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2025

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$32,395	$23,025	$58,384	$81,409	$48,990	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	121,398	118,154	213,217	331,371	186,939	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	20,421	9,610	41,352	50,962	33,614	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	7,275	11,205	10,428	21,633	7,564	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	75,638	72,722	111,514	184,236	85,078	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	66,609	63,868	111,593	175,461	81,517	1968/2000/2016	Mar-05
Beach & Ocean	—	12,878	-	12,878	42,113	13,606	41,385	54,991	25,675	2014	Aug-11
The Residences at Bella Terra	—	25,000	-	25,000	134,604	26,090	133,514	159,604	86,650	2013	Oct-11
The Residences at Pacific City	—	78,085	-	78,085	285,729	79,680	284,134	363,814	138,622	2018	Jan-14
ORANGE COUNTY, CA	—	365,353	271,946	637,299	786,182	417,960	1,005,521	1,423,481	694,649
2000 Post Street	—	9,861	44,578	54,439	49,496	14,829	89,106	103,935	63,600	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	13,830	1,797	33,094	34,891	24,150	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	35,487	8,509	57,842	66,351	47,222	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	19,225	1,778	47,587	49,365	33,120	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	12,503	23,103	51,698	74,801	43,087	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	45,470	16,945	73,093	90,038	62,506	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	12,156	11,781	23,378	35,159	17,122	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	12,308	5,889	30,331	36,220	24,518	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	16,339	30,878	99,990	130,868	76,058	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	15,645	1,276	57,478	58,754	43,302	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	29,274	14,930	102,701	117,631	66,649	1999	Apr-11
Channel @ Mission Bay	—	23,625	-	23,625	137,067	24,598	136,094	160,692	87,911	2014	Sep-10
5421 at Dublin Station	—	8,922	-	8,922	119,045	8,942	119,025	127,967	24,367	2022	Sep-16
HQ	—	19,938	65,816	85,754	1,412	19,942	67,224	87,166	13,071	2021	Sep-22
Residences at Lake Merritt	—	8,664	56,876	65,540	1,082	8,667	57,955	66,622	7,326	2023	Dec-23
SAN FRANCISCO, CA	27,000	183,189	536,932	720,121	520,339	193,864	1,046,596	1,240,460	634,009
Crowne Pointe	—	2,486	6,437	8,923	13,577	3,439	19,061	22,500	15,263	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	8,902	3,261	15,223	18,484	12,785	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	7,445	6,480	29,451	35,931	23,525	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	13,225	7,631	43,364	50,995	32,440	2000	May-08
Island Square	—	21,284	89,389	110,673	22,318	22,304	110,687	132,991	77,382	2007	Jul-08
elements too	—	27,468	72,036	99,504	28,952	30,658	97,798	128,456	84,661	2010	Feb-10
989elements	—	8,541	45,990	54,531	10,718	8,800	56,449	65,249	39,787	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	2,674	6,505	41,502	48,007	25,845	2014	Aug-14
Ashton Bellevue	—	8,287	124,939	133,226	8,544	8,553	133,217	141,770	62,753	2009	Oct-16
TEN20	—	5,247	76,587	81,834	8,249	5,375	84,708	90,083	40,682	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	3,015	6,155	65,877	72,032	35,809	2016	Nov-16
CityLine	—	11,220	85,787	97,007	2,442	11,343	88,106	99,449	46,845	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	880	3,752	57,694	61,446	26,696	2018	Jan-19
Brio	—	21,780	147,188	168,968	6,535	21,930	153,573	175,503	40,850	2020	Jul-21
SEATTLE, WA	—	137,662	867,758	1,005,420	137,476	146,186	996,710	1,142,896	565,323
Rosebeach	—	8,414	17,449	25,863	10,612	9,106	27,369	36,475	22,312	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	13,953	40,323	49,895	90,218	38,182	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	54,855	51,583	153,818	205,401	114,663	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	-	55,651	107,644	62,846	100,449	163,295	85,389	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	187,064	163,858	331,531	495,389	260,546
Boronda Manor	—	1,946	8,982	10,928	14,831	3,513	22,246	25,759	16,344	1979	Dec-98
Garden Court	—	888	4,188	5,076	8,650	1,881	11,845	13,726	8,767	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	23,115	6,094	32,943	39,037	25,254	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	9,575	2,569	13,425	15,994	10,570	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	41,034	10,701	60,575	71,276	45,521	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	15,437	3,894	21,615	25,509	16,363	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	10,645	2,461	14,847	17,308	10,820	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	123,287	31,113	177,496	208,609	133,639
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	68,616	24,847	60,971	85,818	57,088	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	13,226	6,582	35,904	42,486	29,005	2001	Nov-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2025

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Strata	—	14,278	84,242	98,520	3,835	14,519	87,836	102,355	29,604	2010	Nov-19
OTHER SOUTHERN CA	—	33,645	111,337	144,982	85,677	45,948	184,711	230,659	115,697
Tualatin Heights	—	3,273	9,134	12,407	14,609	4,767	22,249	27,016	17,786	1989	Dec-98
PORTLAND, OR	—	3,273	9,134	12,407	14,609	4,767	22,249	27,016	17,786
TOTAL WEST REGION	27,000	891,893	2,021,983	2,913,876	1,854,634	1,003,696	3,764,814	4,768,510	2,421,649
NORTHEAST REGION
Garrison Square	-	6,475	91,027	97,502	32,079	6,878	122,703	129,581	84,389	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	11,868	6,781	45,995	52,776	31,604	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	25,455	20,667	113,662	134,329	78,964	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	25,601	12,117	75,620	87,737	53,057	2005	Apr-11
100 Pier 4	-	24,584	-	24,584	210,207	24,963	209,828	234,791	107,450	2015	Dec-15
345 Harrison	-	32,938	-	32,938	334,406	45,164	322,180	367,344	129,252	2018	Nov-11
Currents on the Charles	-	12,580	70,149	82,729	5,338	12,869	75,198	88,067	31,751	2015	Jun-19
The Commons at Windsor Gardens	-	34,609	225,515	260,124	37,040	35,405	261,759	297,164	112,976	1969	Aug-19
Charles River Landing	-	17,068	112,777	129,845	7,947	17,428	120,364	137,792	46,632	2010	Nov-19
Lenox Farms	-	17,692	115,899	133,591	21,756	18,260	137,087	155,347	52,671	2009	Nov-19
Union Place	50,198	9,902	72,242	82,144	10,034	10,232	81,946	92,178	28,793	2005	Jan-21
Bradlee Danvers	-	28,669	175,114	203,783	15,766	28,749	190,800	219,549	48,546	1874/2008	Jun-22
BOSTON, MA	227,698	222,295	1,036,863	1,259,158	737,497	239,513	1,757,142	1,996,655	806,085
10 Hanover Square	—	41,432	218,983	260,415	40,518	42,116	258,817	300,933	156,466	2005/2020	Apr-11
21 Chelsea	—	36,399	107,154	143,553	20,256	36,594	127,215	163,809	79,988	2001	Aug-11
View 34	—	114,410	324,920	439,330	140,303	116,315	463,318	579,633	296,854	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	41,655	58,919	306,628	365,547	195,216	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	242,732	253,944	1,155,978	1,409,922	728,524
Park Square	—	10,365	96,050	106,415	4,942	10,707	100,650	111,357	43,510	2018	May-19
The Smith Valley Forge	—	17,853	95,973	113,826	4,909	17,890	100,845	118,735	29,753	2019	Sep-21
322 on North Broad	—	12,240	124,524	136,764	12,930	12,310	137,384	149,694	42,961	2018	Sep-21
The George Apartments	—	17,341	-	17,341	50,121	17,366	50,096	67,462	11,551	2022	Aug-20
Broadridge	—	20,917	155,226	176,143	1,652	20,917	156,878	177,795	6,193	2021	May-25
PHILADELPHIA, PA	—	78,716	471,773	550,489	74,554	79,190	545,853	625,043	133,968
TOTAL NORTHEAST REGION	227,698	550,889	2,425,948	2,976,837	1,054,783	572,647	3,458,973	4,031,620	1,668,577
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	21,190	4,838	32,946	37,784	26,123	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	13,489	3,358	20,884	24,242	17,630	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	23,612	11,974	41,666	53,640	33,029	1938	May-02
The Whitmore	—	6,418	13,411	19,829	29,756	7,936	41,649	49,585	36,723	1962/2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	20,919	6,763	39,854	46,617	32,600	1988	Aug-02
Waterside Towers	—	13,001	49,657	62,658	44,436	51,608	55,486	107,094	45,440	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	26,618	15,445	60,985	76,430	52,286	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	10,402	356	70,177	70,533	52,231	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	27,346	2,230	129,929	132,159	99,259	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	14,141	21,722	80,790	102,512	59,927	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	11,159	5,806	109,004	114,810	73,410	2009	Jun-11
Capitol View on 14th	—	31,393	-	31,393	101,419	31,556	101,256	132,812	67,120	2013	Sep-07
Domain College Park	—	7,300	-	7,300	63,788	7,592	63,496	71,088	41,497	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	8,096	10,045	75,821	85,866	39,330	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	11,271	28,422	122,476	150,898	73,649	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	12,167	16,130	119,142	135,272	60,908	2014	Oct-15
Arbor Park of Alexandria	160,930	50,881	159,728	210,609	19,407	52,191	177,825	230,016	105,327	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	18,003	15,131	101,403	116,534	61,992	2000	Oct-15
Newport Village	—	50,046	177,454	227,500	34,205	51,183	210,522	261,705	126,713	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	6,828	27,932	134,923	162,855	55,328	2006	Aug-19
Station on Silver	—	16,661	109,198	125,859	2,468	16,825	111,502	128,327	38,992	2018	Dec-20
Seneca Place	—	21,184	98,173	119,357	15,348	21,280	113,425	134,705	39,113	1985	Jun-21
Canterbury Apartments	—	24,456	100,011	124,467	16,267	24,648	116,086	140,734	39,227	1986	Aug-21

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2025

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
The MO	—	27,135	-	27,135	115,796	27,135	115,796	142,931	19,087	2023	Jan-19
The Enclave at Potomac Club	—	20,013	124,470	144,483	239	20,013	124,709	144,722	1,066	2013	Nov-25
METROPOLITAN, D.C.	160,930	429,000	1,756,501	2,185,501	668,370	482,119	2,371,752	2,853,871	1,298,007
Calvert's Walk	—	4,408	24,692	29,100	16,913	5,847	40,166	46,013	32,938	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	24,164	12,733	68,771	81,504	50,004	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	7,108	5,088	47,319	52,407	31,803	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	12,846	15,889	80,307	96,196	35,504	1945	Apr-19
Towson Promenade	57,913	12,599	78,847	91,446	13,930	12,841	92,535	105,376	36,287	2009	Nov-19
1274 at Towson	—	7,807	46,238	54,045	4,784	7,879	50,950	58,829	15,637	2020	Sep-21
Quarters at Towson Town Center	—	16,111	106,453	122,564	20,121	16,239	126,446	142,685	50,984	2008	Nov-21
BALTIMORE, MD	57,913	72,736	410,408	483,144	99,866	76,516	506,494	583,010	253,157
Waterside At Ironbridge	—	1,844	13,239	15,083	17,718	3,216	29,585	32,801	22,725	1987	Sep-97
Legacy at Mayland	—	1,979	11,524	13,503	44,535	6,483	51,555	58,038	47,624	1973/2007	Dec-91
RICHMOND, VA	—	3,823	24,763	28,586	62,253	9,699	81,140	90,839	70,349
TOTAL MID-ATLANTIC REGION	218,843	505,559	2,191,672	2,697,231	830,489	568,334	2,959,386	3,527,720	1,621,513
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	21,609	4,690	23,805	28,495	19,282	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	24,000	4,766	23,472	28,238	22,942	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	20,261	3,547	28,756	32,303	24,784	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	18,303	3,852	23,408	27,260	20,145	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	31,580	12,024	50,408	62,432	43,669	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	31,076	13,181	65,622	78,803	48,442	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	28,825	16,239	56,860	73,099	48,073	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	7,003	6,919	96,129	103,048	42,584	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	4,499	4,625	48,064	52,689	20,752	2013	May-19
The Slade at Channelside	—	10,216	72,786	83,002	10,573	10,671	82,904	93,575	32,866	2009	Jan-20
Andover Place at Cross Creek	—	11,702	107,761	119,463	13,740	11,929	121,274	133,203	46,067	1997/1999	Nov-20
Meridian	—	6,611	-	6,611	126,516	6,613	126,514	133,127	11,318	2024	May-21
TAMPA, FL	—	71,613	436,674	508,287	337,985	99,056	747,216	846,272	380,924
Altamira Place	—	1,533	11,076	12,609	31,976	4,318	40,267	44,585	35,200	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	23,549	3,493	27,421	30,914	25,446	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	17,386	3,238	24,843	28,081	22,010	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	19,009	5,315	28,847	34,162	25,491	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	18,932	3,544	26,212	29,756	20,782	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	13,428	2,206	19,002	21,208	14,819	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	11,738	4,999	28,149	33,148	22,979	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	25,058	8,312	36,298	44,610	26,087	1992/2007	Aug-06
Arbors at Maitland Summit	—	15,929	158,079	174,008	22,806	16,281	180,533	196,814	63,396	1998	Oct-21
Essex Luxe	—	9,068	94,487	103,555	1,966	9,164	96,357	105,521	28,210	2020	Oct-21
ORLANDO, FL	—	45,775	337,176	382,951	185,848	60,870	507,929	568,799	284,420
Legacy Hill	—	1,148	5,867	7,015	15,173	2,327	19,861	22,188	17,216	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	22,923	3,138	32,838	35,976	24,980	1989	Dec-95
Carrington Hills	—	2,117	-	2,117	53,967	5,661	50,423	56,084	36,811	1999	Dec-95
Brookridge	—	708	5,461	6,169	11,364	1,793	15,740	17,533	13,187	1986	Mar-96
Breckenridge	—	766	7,714	8,480	10,662	1,965	17,177	19,142	13,911	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	15,023	3,062	29,436	32,498	23,108	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	22,285	4,760	45,381	50,141	35,655	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	25,786	7,552	39,110	46,662	32,911	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	177,183	30,258	249,966	280,224	197,779
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	27,020	17,453	81,936	99,389	66,746	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	27,020	17,453	81,936	99,389	66,746
TOTAL SOUTHEAST REGION	—	148,789	917,859	1,066,648	728,036	207,637	1,587,047	1,794,684	929,869
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	26,777	26,627	57,137	83,764	47,633	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	40,423	24,030	133,377	157,407	104,573	2005/06/07	Mar-08

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2025

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Addison Apts at The Park	-	22,041	11,228	33,269	26,009	32,215	27,063	59,278	20,327	1977/78/79	May-07
Addison Apts at The Park I	-	7,903	554	8,457	9,916	11,058	7,315	18,373	6,228	1970	May-07
Addison Apts at The Park II	-	10,440	634	11,074	3,620	8,458	6,236	14,694	5,036	1975	May-07
Savoye	-	8,432	50,483	58,915	9,183	9,148	58,950	68,098	22,860	2009	Nov-19
Savoye 2	-	6,451	56,615	63,066	7,388	7,126	63,328	70,454	24,548	2011	Nov-19
Fiori on Vitruvian Park	-	7,934	78,575	86,509	8,092	9,132	85,469	94,601	34,096	2013	Nov-19
Vitruvian West Phase I	41,317	6,273	61,418	67,691	5,926	6,918	66,699	73,617	26,398	2018	Nov-19
Vitruvian West Phase II	-	6,451	15,798	22,249	41,121	6,814	56,556	63,370	19,044	2021	Nov-19
Vitruvian West Phase III	-	7,141	2,754	9,895	65,644	7,405	68,134	75,539	16,432	2022	Nov-19
Villas at Fiori	-	9,921	776	10,697	42,012	9,986	42,723	52,709	5,532	2024	Nov-19
The Canal	40,472	12,671	98,813	111,484	6,470	12,831	105,123	117,954	34,403	2017	Apr-21
Cool Springs at Frisco Bridges	89,510	18,325	151,982	170,307	23,879	18,611	175,575	194,186	60,467	2012	May-21
Central Square at Frisco	36,398	7,661	52,455	60,116	2,711	7,684	55,143	62,827	9,699	2018	Aug-23
Villaggio	31,681	6,186	41,813	47,999	3,574	6,221	45,352	51,573	7,993	2016	Aug-23
Lofts at Palisades	39,178	8,198	56,143	64,341	1,600	8,210	57,731	65,941	10,013	2018	Aug-23
Flats at Palisades	31,472	5,546	43,854	49,400	4,245	5,623	48,022	53,645	8,753	2017	Aug-23
DALLAS, TX	425,028	192,492	856,948	1,049,440	328,590	218,097	1,159,933	1,378,030	464,035
Barton Creek Landing	-	3,151	14,269	17,420	29,299	6,169	40,550	46,719	36,583	1986/2012	Mar-02
Residences at the Domain	-	4,034	55,256	59,290	19,466	5,107	73,649	78,756	56,413	2007	Aug-08
Red Stone Ranch	-	5,084	17,646	22,730	16,505	5,842	33,393	39,235	23,506	2000	Apr-12
Lakeline Villas	-	4,148	16,869	21,017	13,347	5,032	29,332	34,364	20,342	2002	Apr-12
Estancia Villas	27,387	6,384	52,946	59,330	3,638	6,415	56,553	62,968	9,920	2018	Aug-23
Palo Verde	38,519	5,975	57,880	63,855	3,349	6,090	61,114	67,204	10,475	2019	Aug-23
AUSTIN, TX	65,906	28,776	214,866	243,642	85,604	34,655	294,591	329,246	157,239
Steele Creek	—	8,586	130,400	138,986	10,738	8,937	140,787	149,724	61,368	2015	Oct-17
Cirrus	—	13,853	-	13,853	89,087	14,025	88,915	102,940	20,585	2022	Feb-19
DENVER, CO	—	22,439	130,400	152,839	99,825	22,962	229,702	252,664	81,953
TOTAL SOUTHWEST REGION	490,934	243,707	1,202,214	1,445,921	514,019	275,714	1,684,226	1,959,940	703,227
TOTAL OPERATING COMMUNITIES	964,475	2,340,837	8,759,676	11,100,513	4,981,961	2,628,028	13,454,446	16,082,474	7,344,835
REAL ESTATE UNDER DEVELOPMENT
3001 Iowa Ave	—	13,468	—	13,468	59,417	13,468	59,417	72,885	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	13,468	—	13,468	59,417	13,468	59,417	72,885	—
LAND
Vitruvian Park®	—	22,547	1,467	24,014	18,690	30,323	12,381	42,704	906
Alameda Point Block 11	—	25,006	-	25,006	9,913	25,006	9,913	34,919	-
Newport Village II	—	5,237	-	5,237	21,414	5,237	21,414	26,651	-
2727 Turtle Creek	—	90,205	-	90,205	17,576	90,205	17,576	107,781	-
488 Residence at Riverwalk	—	16,053	-	16,053	9,442	16,053	9,442	25,495	-
TOTAL LAND	—	159,048	1,467	160,515	77,035	166,824	70,726	237,550	906
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	31,188	7,793	23,395	31,188	16,549
3001 Iowa Ave Commercial	—	9,882	4,861	14,743	1	9,882	4,862	14,744	1,116
TOTAL COMMERCIAL	—	9,882	4,861	14,743	31,189	17,675	28,257	45,932	17,665
Other (b)	—	—	—	—	15,723	133	15,590	15,723	1,100
1745 Shea Center I	—	3,034	20,534	23,568	9,753	3,083	30,238	33,321	10,040
TOTAL CORPORATE	—	3,034	20,534	23,568	25,476	3,216	45,828	49,044	11,140
TOTAL COMMERCIAL & CORPORATE	—	12,916	25,395	38,311	56,665	20,891	74,085	94,976	28,805
Deferred Financing Costs and Other Non-Cash Adjustments	(3,295)
TOTAL REAL ESTATE OWNED	$961,180	$2,526,269	$8,786,538	$11,312,807	$5,175,078	$2,829,211	$13,658,674	$16,487,885	$7,374,546
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2025

(In thousands)

The aggregate cost for federal income tax purposes was approximately $15.9 billion at December 31, 2025 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2025

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2025	2024	2023
Balance at beginning of the year	$16,213,363	$16,023,859	$15,570,072
Real estate acquired (including joint venture consolidation)	322,391	—	410,581
Capital expenditures and development	313,137	295,548	441,606
Real estate sold	(361,006)	(106,044)	(398,400)
Balance at end of the year	$16,487,885	$16,213,363	$16,023,859

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2025	2024	2023
Balance at beginning of the year	$6,901,026	$6,267,830	$5,762,501
Depreciation expense for the year	648,694	660,805	668,899
Accumulated depreciation on sales	(175,174)	(27,609)	(163,570)
Balance at end of year	$7,374,546	$6,901,026	$6,267,830