Form 10-Q
period 2026-03-31
UDR, Inc.
filed 2026-04-30
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 27, 2026 was 324,915,653.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$16,116,838	$16,415,000
Less: accumulated depreciation	(7,378,368)	(7,374,546)
Real estate held for investment, net	8,738,470	9,040,454
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	91,742	72,885
Total real estate owned, net of accumulated depreciation	8,830,212	9,113,339

Cash and cash equivalents	1,300	1,222
Restricted cash	33,498	35,710
Notes receivable, net	153,564	149,979
Investment in and advances to unconsolidated joint ventures, net	757,689	886,492
Operating lease right-of-use assets	186,641	187,624
Other assets	370,870	231,308
Total assets	$10,333,774	$10,605,674

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$959,597	$961,180
Unsecured debt, net	4,703,719	4,860,189
Operating lease liabilities	181,995	182,963
Real estate taxes payable	35,378	45,640
Accrued interest payable	27,817	51,698
Security deposits and prepaid rent	59,557	61,205
Distributions payable	152,871	151,934
Accounts payable, accrued expenses, and other liabilities	107,072	142,102
Total liabilities	6,228,006	6,456,911

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	819,753	859,966

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at March 31, 2026 and December 31, 2025:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	43,192	43,192
Series F; 10,026,490 and 10,105,845 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at March 31, 2026 and December 31, 2025:
325,894,030 and 328,273,044 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,259	3,283
Additional paid-in capital	7,384,029	7,480,594
Distributions in excess of net income	(4,147,206)	(4,240,268)
Accumulated other comprehensive income/(loss), net	2,405	1,660
Total stockholders’ equity	3,285,680	3,288,462
Noncontrolling interests	335	335
Total equity	3,286,015	3,288,797
Total liabilities and equity	$10,333,774	$10,605,674

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
REVENUES:
Rental income	$423,321	$419,836
Joint venture management and other fees	2,528	2,112
Total revenues	425,849	421,948
OPERATING EXPENSES:
Property operating and maintenance	80,732	75,990
Real estate taxes and insurance	59,859	58,745
Property management	13,758	13,645
Other operating expenses	9,415	8,059
Real estate depreciation and amortization	161,268	161,394
General and administrative	19,364	19,495
Casualty-related charges/(recoveries), net	5,729	3,297
Other depreciation and amortization	3,335	7,067
Total operating expenses	353,460	347,692
Gain/(loss) on sale of real estate owned	157,416	47,939
Operating income	229,805	122,195

Income/(loss) from unconsolidated entities	19,696	5,814
Interest expense	(48,576)	(47,701)
Interest income and other income/(expense), net	2,434	1,921
Income/(loss) before income taxes	203,359	82,229
Tax (provision)/benefit, net	(455)	(158)
Net income/(loss)	202,904	82,071
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(13,061)	(5,339)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	189,831	76,720
Distributions to preferred stockholders — Series E (Convertible)	(1,220)	(1,206)
Net income/(loss) attributable to common stockholders	$188,611	$75,514

Income/(loss) per weighted average common share:
Basic	$0.58	$0.23
Diluted	$0.57	$0.23

Weighted average number of common shares outstanding:
Basic	327,301	330,628
Diluted	330,294	331,717

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income/(loss)	$202,904	$82,071
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,008	108
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(213)	(1,367)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	795	(1,259)
Comprehensive income/(loss)	203,699	80,812
Comprehensive (income)/loss attributable to noncontrolling interests	(13,123)	(5,257)
Comprehensive income/(loss) attributable to UDR, Inc.	$190,576	$75,555

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2025	$43,193	$3,283	$7,480,594	$(4,240,268)	$1,660	$335	$3,288,797
Net income/(loss) attributable to UDR, Inc.	—	—	—	189,831	—	—	189,831
Other comprehensive income/(loss)	—	—	—	—	745	—	745
Issuance/(forfeiture) of common and restricted shares, net	—	3	497	—	—	—	500
Issuance of common shares through public offering, net	—	—	(437)	—	—	—	(437)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	3,347	—	—	—	3,348
Common stock distributions declared ($0.435 per share)	—	—	—	(141,873)	—	—	(141,873)
Repurchase of common shares	—	(28)	(99,972)	—	—	—	(100,000)
Preferred stock distributions declared-Series E ($0.471 per share)	—	—	—	(1,220)	—	—	(1,220)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	46,324	—	—	46,324
Balance at March 31, 2026	$43,193	$3,259	$7,384,029	$(4,147,206)	$2,405	$335	$3,286,015

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	76,720	—	—	76,720
Other comprehensive income/(loss)	—	—	—	—	(1,165)	—	(1,165)
Issuance/(forfeiture) of common and restricted shares, net	—	2	854	—	—	—	856
Issuance of common shares through public offering, net	—	—	(454)	—	—	—	(454)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	2,218	—	—	—	2,219
Common stock distributions declared ($0.43 per share)	—	—	—	(142,519)	—	—	(142,519)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,206)	—	—	(1,206)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(46,612)	—	—	(46,612)
Balance at March 31, 2025	$43,193	$3,312	$7,575,098	$(4,293,032)	$2,473	$335	$3,331,379

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income/(loss)	$202,904	$82,071
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	164,603	168,461
(Gain)/loss on sale of real estate owned	(157,416)	(47,939)
(Income)/loss from unconsolidated entities	(19,696)	(5,814)
Return on investment in unconsolidated joint ventures and partnerships	10,513	4,700
Amortization of share-based compensation	9,568	7,498
Other	12,739	8,664
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(18,556)	8,208
Increase/(decrease) in operating liabilities	(75,916)	(69,633)
Net cash provided by/(used in) operating activities	128,743	156,216

Investing Activities
Proceeds from sales of real estate investments, net	218,561	203,565
Development of real estate assets	(28,509)	(8,835)
Capital expenditures and other major improvements — real estate assets	(43,461)	(52,990)
Capital expenditures — non-real estate assets	(1,396)	(8,877)
Investment in unconsolidated joint ventures and partnerships	(843)	(4,209)
Distributions received from unconsolidated joint ventures and partnerships	139,301	3,726
Repayment/(issuance) of notes receivable, net	—	(114,564)
Net cash provided by/(used in) investing activities	283,653	17,816

Financing Activities
Payments on secured debt	(1,685)	(1,485)
Net proceeds/(repayment) of commercial paper	(275,000)	(39,900)
Net proceeds/(repayment) of revolving bank debt	118,172	25,285
Repurchase of common shares	(100,000)	—
Distributions paid to redeemable noncontrolling interests	(9,930)	(9,819)
Distributions paid to preferred stockholders	(1,199)	(1,185)
Distributions paid to common stockholders	(141,267)	(140,729)
Other	(3,621)	(8,305)
Net cash provided by/(used in) financing activities	(414,530)	(176,138)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,134)	(2,106)
Cash, cash equivalents, and restricted cash, beginning of year	36,932	35,427
Cash, cash equivalents, and restricted cash, end of period	$34,798	$33,321

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$70,848	$71,942
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,189	3,126
Cash paid/(refunds received) for income taxes	61	—
Non-cash transactions:
Net proceeds from sale of real estate investment held by qualified intermediary	$134,803	$—
Development costs and capital expenditures incurred, but not yet paid	25,683	16,318
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (91,256 shares and 51,115 shares, respectively)	3,348	2,219
Dividends declared, but not yet paid	152,871	153,756

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,222	$1,326
Restricted cash	35,710	34,101
Total cash, cash equivalents, and restricted cash as shown above	$36,932	$35,427
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,300	$1,250
Restricted cash	33,498	32,071
Total cash, cash equivalents, and restricted cash as shown above	$34,798	$33,321

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At March 31, 2026, our consolidated apartment portfolio consisted of 161 communities with a total of 54,081 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 9,018 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,617 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2026, there were 190.4 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.7 million OP Units (including 0.1 million of general partnership units), or 92.8%, were owned by UDR and 13.7 million OP Units, or 7.2%, were owned by outside limited partners. As of March 31, 2026, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.4 million, or 72.2%, were owned by UDR and its subsidiaries and 9.0 million, or 27.8%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2026, and results of operations for the three months ended March 31, 2026 and 2025, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships and Note 8, Income/(loss) Per Share.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2026 and 2025, the Company recorded net credit recoveries/(losses) of zero and zero, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	March 31,	March 31,	December 31,
	2026	2026	2025
Note due December 2026 (b)	11.00%	$81,951	$79,889
Note due December 2026 (c)	11.00%	32,912	32,054
Notes due June 2027 (d)	18.00%	5,032	4,815
Note due September 2027 (e)	6.66%	34,260	33,812
Notes receivable		154,155	150,570
Allowance for credit losses		(591)	(591)
Total notes receivable, net		$153,564	$149,979
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which is expected to be completed in 2026, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

(c)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which was completed in 2025, with an aggregate commitment of $24.4 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	The Company and a syndicate of lenders previously entered into a $19.0 million secured credit facility with an unaffiliated third party. The Company’s commitment is $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(e)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owns a 66 apartment home operating community located in Santa Monica, California, in which the Company also holds a preferred investment. The contractual interest rate on the note receivable is SOFR plus a spread of 300 basis points. Interest payments are due monthly from net cash flow from the operating community. If net cash flow is insufficient to cover the interest payment on the payment date, the unpaid amount is added to the outstanding principal balance. The mortgage loan has a scheduled maturity date in September 2027. (See Note 5, Joint Ventures and Partnerships for further discussion).

The Company recognized $3.7 million and $3.5 million of interest income for the notes receivable described above during the three months ended March 31, 2026 and 2025, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the three months ended March 31, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$(591)
(Provision)/recovery for credit losses	-
Write-offs charged against allowance	-
Allowance for credit losses as of March 31, 2026	$(591)

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2026 and 2025, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2026 and 2025 was less than $0.1 million and $(0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2026 and December 31, 2025, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.5) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2026. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2022 through 2024 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

MARCH 31, 2026

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

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2026, the Company owned and consolidated 161 communities in 12 states plus the District of Columbia totaling 54,081 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Land	$2,505,946	$2,537,747
Depreciable property — held and used:
Land improvements	277,044	277,996
Building, improvements, and furniture, fixtures and equipment	13,311,853	13,577,262
Real estate intangible assets	21,995	21,995
Under development:
Land and land improvements	13,468	13,468
Building, improvements, and furniture, fixtures and equipment	78,274	59,417
Real estate owned	16,208,580	16,487,885
Accumulated depreciation	(7,378,368)	(7,374,546)
Real estate owned, net	$8,830,212	$9,113,339

Acquisitions

In April 2026, the Company acquired a 232-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. The consolidated fair value of the community, which was based on a third-party appraisal, exceeded the combination of the joint venture’s $54.0 million first mortgage loan that was repaid at maturity by the Company and the Company’s $18.9 million preferred investment, including accrued interest through the acquisition. No cash consideration was paid to the joint venture partner in connection with the acquisition. (See Note 5, Joint Ventures and Partnerships for more information.)

Dispositions

In March 2026, the Company sold four operating communities located in various markets with a total of 1,159 apartment homes for gross proceeds of $362.0 million, resulting in total gains of approximately $157.4 million. As of March 31, 2026, the Company had $134.8 million due from a qualified intermediary related to the sale of real estate in connection with a like-kind exchange under Section 1031 of the Internal Revenue Code, which is intended to qualify for nonrecognition of taxable gain, and was recorded in Other Assets on the Consolidated Balance Sheets. The proceeds were received from the intermediary in April 2026 and were used to repay amounts outstanding under our unsecured revolving credit facility.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2026 and 2025, were $4.4 million and $2.6 million, respectively. Total capitalized interest was $2.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three months ended March 31, 2026 and 2025.

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

MARCH 31, 2026

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended
	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Ventures	2026	2026	2026	2025	2026	2025	2026	2025
Operating:
UDR/MetLife (a)	13	2,837	50.2%	50.2%	$183,280	$189,420	$(1,213)	$(1,041)
UDR/LaSalle	9	2,564	51.0%	51.0%	235,936	242,337	(3,269)	(1,035)
Total Joint Ventures	22	5,401			$419,216	$431,757	$(4,482)	$(2,076)

	Number of	Apartment					Income/(loss) from investments
	Commitments	Homes	Weighted		Investment at		Three Months Ended
Debt and Preferred Equity Program	March 31,	March 31,	Average	UDR	March 31,	December 31,	March 31,
and Real Estate Technology Investments (b)	2026	2026	Rate	Commitment (c)	2026	2025	2026	2025
Preferred equity investments:
Operating	10	3,617	10.5%	$222,537	$238,710	$236,997	$4,169	$2,479

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	92,533	74,747	17,032	1,669
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					331,243	311,744	21,201	4,148

Sold unconsolidated joint ventures and partnerships					—	136,234	2,977	3,742

Total investment in and advances to unconsolidated joint ventures, net (a)					$750,459	$879,735	$19,696	$5,814
(a)	As of March 31, 2026 and December 31, 2025, the Company’s negative investment in one UDR/MetLife community of $7.2 million and $6.8 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include two investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the three months ended March 31, 2026, the Company did not enter into and fund any new preferred equity investments and two preferred equity investment were fully redeemed.

In February 2026, the Company received aggregate proceeds of approximately $138.9 million from the full repayment of two preferred equity investments.

In April 2026, the Company acquired a 232-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. (See Note 3, Real Estate Owned for

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

further discussion.)

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of March 31, 2026 and December 31, 2025, the Company had deferred fees of $8.2 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.5 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2026 and 2025.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total real estate, net	$3,069,461	$3,580,595
Investments, at fair value	581,905	489,468
Cash and cash equivalents	56,377	78,177
Other assets	42,299	134,818
Total assets	$3,750,042	$4,283,058

Third party debt, net	$1,830,475	$2,496,081
Accounts payable and accrued liabilities	66,857	180,461
Total liabilities	1,897,332	2,676,542
Total equity	$1,852,710	$1,606,516

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total revenues	$103,052	$90,121
Property operating expenses	47,384	42,420
Real estate depreciation and amortization	43,273	40,973
Operating income/(loss)	12,395	6,728
Interest expense	(33,646)	(42,279)
Net unrealized/realized gain/(loss) on held investments	98,529	15,612
Other income/(loss)	184	3,042
Net income/(loss)	$77,462	$(16,897)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Operating lease right-of-use assets were $186.6 million and $187.6 million, respectively, and the Operating lease liabilities were $182.0 million and $183.0 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 40.6 years and 40.8 years at March 31, 2026 and December 31, 2025, respectively, and the weighted average discount rate was 5.0% at both March 31, 2026 and December 31, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2026 are as follows (dollars in thousands):

Ground Leases
2026	$9,521
2027	12,695
2028	12,695
2029	12,695
2030	12,695
Thereafter	389,340
Total future minimum lease payments (undiscounted)	449,641
Difference between future undiscounted cash flows and discounted cash flows	(267,646)
Total operating lease liabilities (discounted)	$181,995

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Lease expense:
Contractual lease expense	$3,458	$3,363
Variable lease expense (a)	60	50
Total operating lease expense (b)(c)	$3,518	$3,413
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2026, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.0 million and $1.0 million, respectively. For the three months ended March 31, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.9 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended March 31, 2026 and 2025, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2026, our apartment home leases generally have initial terms of 12 months or less. As of March 31, 2026, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Future minimum lease payments from our retail and commercial leases as of March 31, 2026 are as follows (dollars in thousands):

Retail and Commercial Leases
2026	$20,814
2027	25,994
2028	23,264
2029	18,772
2030	13,985
Thereafter	85,039
Total future minimum lease payments (a)	$187,868
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.3 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2026 and December 31, 2025 (dollars in thousands):

	Principal Outstanding		As of March 31, 2026
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2026	2025	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$935,789	$937,475	3.46%	3.4	17
Deferred financing costs and other non-cash adjustments (b)	(3,151)	(3,252)
Total fixed rate secured debt, net	932,638	934,223	3.51%	3.4	17
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	2.56%	6.0	1
Deferred financing costs	(41)	(43)
Total variable rate secured debt, net	26,959	26,957	2.60%	6.0	1
Total Secured Debt, net	959,597	961,180	3.49%	3.5	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (l)	135,000	—	4.41%	2.4
Borrowings outstanding under unsecured commercial paper program due April 2026 (e) (l)	170,000	445,000	4.13%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2027 (f)	9,553	26,381	4.41%	0.8
Term Loan due January 2029 (d) (l)	175,000	175,000	4.50%	2.8
Fixed Rate Debt
Term Loan due January 2029 (d) (l)	175,000	175,000	4.04%	2.8
2.95% Medium-Term Notes due September 2026 (l)	300,000	300,000	2.95%	0.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $88 and $106, respectively) (l)	299,912	299,894	3.50%	1.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $213 and $242, respectively) (l)	299,787	299,758	3.50%	1.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $2, respectively) (g) (l)	299,998	299,998	4.27%	2.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $5,205 and $5,548, respectively) (h) (l)	605,205	605,548	3.32%	3.8
3.00% Medium-Term Notes due August 2031 (net of premiums of $6,421 and $6,720, respectively) (i) (l)	606,421	606,720	3.01%	5.4
2.10% Medium-Term Notes due August 2032 (net of discounts of $223 and $232, respectively) (l)	399,777	399,768	2.10%	6.3
1.90% Medium-Term Notes due March 2033 (net of discounts of $839 and $869, respectively) (l)	349,161	349,131	1.90%	7.0
2.10% Medium-Term Notes due June 2033 (net of discounts of $717 and $742, respectively) (l)	299,283	299,258	2.10%	7.2
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,572 and $2,649, respectively) (j) (l)	297,428	297,351	4.95%	8.4
3.10% Medium-Term Notes due November 2034 (net of discounts of $758 and $780, respectively) (k) (l)	299,242	299,220	3.13%	8.6
Deferred financing costs	(17,048)	(17,838)
Total Unsecured Debt, net	4,703,719	4,860,189	3.35%	4.4
Total Debt, net	$5,663,316	$5,821,369	3.37%	4.3

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2026, secured debt encumbered approximately 11% of UDR’s total real estate owned based upon gross book value (approximately 89% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2026, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from June 2026 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended March 31, 2026 and 2025, the Company had $0.1 million and $0.2 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of $(0.6) million and $(0.5) million at March 31, 2026 and December 31, 2025, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2026, the variable interest rate on the mortgage note was 2.56%.
(d) The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 2029, with two one-year extension options, subject to certain conditions.

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

The Company has three interest rate swaps totaling $175.0 million of notional value, which became effective in September 2025, to hedge against interest rate risk on a portion of the Term Loan debt until October 2027. The weighted average interest rate on $175.0 million of the Term Loan debt, inclusive of the impact of interest rate swaps, is 4.04% until October 2027.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	135,000	—
Weighted average daily borrowings during the period ended	1,500	—
Maximum daily borrowings during the period ended	135,000	—
Weighted average interest rate during the period ended	4.4%	—%
Interest rate at end of the period	4.4%	—%
(1)	Excludes $4.3 million and $4.3 million of letters of credit at March 31, 2026 and December 31, 2025, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	170,000	445,000
Weighted average daily borrowings during the period ended	462,556	318,244
Maximum daily borrowings during the period ended	570,000	650,000
Weighted average interest rate during the period ended	3.9%	4.4%
Interest rate at end of the period	4.1%	3.9%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2027, with two one-year extension options. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	9,553	26,381
Weighted average daily borrowings during the period ended	17,233	18,403
Maximum daily borrowings during the period ended	47,811	62,622
Weighted average interest rate during the period ended	4.4%	5.1%
Interest rate at end of the period	4.4%	4.4%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2026 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2026	$54,986	$470,000	$524,986
2027	6,939	309,553	316,492
2028	166,526	435,000	601,526
2029	315,811	650,000	965,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
2035	—	—	—
Thereafter	—	—	—
Subtotal	962,789	4,714,553	5,677,342
Non-cash (a)	(3,192)	(10,834)	(14,026)
Total	$959,597	$4,703,719	$5,663,316
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.3 million during the three months ended March 31, 2026 and 2025, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2026.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator for income/(loss) per share:
Net income/(loss)	$202,904	$82,071
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(13,061)	(5,339)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	189,831	76,720
Distributions to preferred stockholders — Series E (Convertible)	(1,220)	(1,206)
Income/(loss) attributable to common stockholders - basic and diluted	188,611	75,514
Dilutive distributions to preferred stockholders - Series E (Convertible)	1,220	—
Income/(loss) attributable to common stockholders - diluted	$189,831	$75,514

Denominator for income/(loss) per share:
Weighted average common shares outstanding	327,974	331,138
Unvested restricted stock awards	(673)	(510)
Denominator for basic income/(loss) per share	327,301	330,628
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	2,993	1,089
Denominator for diluted income/(loss) per share	330,294	331,717

Income/(loss) per weighted average common share:
Basic	$0.58	$0.23
Diluted	$0.57	$0.23

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2026, the effect of the conversion of the OP Units and DownREIT Units was not dilutive and therefore not included in the above calculation. For the three months ended March 31, 2025, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three months ended March 31, 2026, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

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

For the three months ended March 31, 2026, the Company did not enter into any forward purchase agreements under its continuous equity program.

During the three months ended March 31, 2026, the Company repurchased 2.8 million shares of its common stock at an average price of $36.27 per share for total consideration of approximately $100.0 million under its share repurchase program. In April 2026, the Company repurchased an additional 1.4 million shares of its common stock at an average price of $35.01 per share for total consideration of approximately $50.0 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
OP/DownREIT Units	22,711	22,899
Convertible preferred stock	2,816	2,816
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	177	1,089

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

MARCH 31, 2026

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2025	$859,966
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(46,324)
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(3,348)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	13,061
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,278)
Redeemable Long-Term and Short-Term Incentive Plan Units	6,626
Allocation of other comprehensive income/(loss)	50
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at March 31, 2026	$819,753

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended March 31, 2026 and 2025, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2026 and December 31, 2025, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2026, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2026 (a)	2026	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$153,564	$153,320	$—	$—	$153,320
Equity securities (c)	1,098	1,098	1,098	—	—
Derivatives - Interest rate contracts (d)	1,071	1,071	—	1,071	—
Total assets	$155,733	$155,489	$1,098	$1,071	$153,320

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$935,227	$891,618	$—	$—	$891,618
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Revolving credit facility	135,000	135,000	—	—	135,000
Working capital credit facility	9,553	9,553	—	—	9,553
Commercial paper program	170,000	170,000	—	—	170,000
Unsecured notes	4,406,214	4,078,914	—	—	4,078,914
Total liabilities	$5,682,994	$5,312,085	$—	$—	$5,312,085

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$819,753	$819,753	$—	$819,753	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

			Fair Value at December 31, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$149,979	$144,160	$—	$—	$144,160
Equity securities (c)	1,479	1,479	1,479	—	—
Derivatives - Interest rate contracts (d)	272	272	—	272	—
Total assets	$151,730	$145,911	$1,479	$272	$144,160

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$937,007	$895,881	$—	$—	$895,881
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	26,381	26,381	—	—	26,381
Commercial paper program	445,000	445,000	—	—	445,000
Unsecured notes	4,406,646	4,092,949	—	—	4,092,949
Total liabilities	$5,842,034	$5,487,211	$—	$—	$5,487,211

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$859,966	$859,966	$—	$859,966	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on March 31, 2026 and December 31, 2025. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2026.

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

MARCH 31, 2026

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2027, the Company estimates that an additional $0.8 million will be reclassified as a decrease to Interest expense.

As of March 31, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$183,977

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2026, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	$1,071	$272	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025	2026	2025
Three Months Ended March 31,
Interest rate products	$1,008	$108	$213	$1,367	$—	$—

	Three Months Ended
	March 31,
	2026	2025
Total amount of Interest expense presented on the Consolidated Statements of Operations	$48,576	$47,701

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The table below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2026	$1,071	$—	$1,071	$—	$—	$1,071

December 31, 2025	$272	$—	$272	$—	$—	$272
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $9.6 million and $7.5 million during the three months ended March 31, 2026 and 2025, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at March 31, 2026 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	1	$91,742	$41,858
Other unconsolidated investments:
Real estate technology and sustainability investments (b)	-	134,920	34,080
Total		$226,662	$75,938
(a)	Represents UDR’s investment as of March 31, 2026.
(b)	As of March 31, 2026, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of March 31, 2026, there is no liability recorded.

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

MARCH 31, 2026

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2025 and held as of March 31, 2026. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2026 and 2025.

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

MARCH 31, 2026

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2026 and 2025, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	March 31, (a)
	2026	2025
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$125,741	$122,392
Northeast Region	81,896	80,086
Mid-Atlantic Region	77,438	77,215
Southeast Region	53,024	54,178
Southwest Region	46,575	47,475
Non-Mature Communities/Other	24,048	23,913
Total segment and consolidated lease revenue	$408,722	$405,259

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,048	$3,222
Northeast Region	2,065	2,166
Mid-Atlantic Region	3,541	3,310
Southeast Region	3,014	2,904
Southwest Region	2,304	2,307
Non-Mature Communities/Other	627	668
Total segment and consolidated other revenue	$14,599	$14,577

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$128,789	$125,614
Northeast Region	83,961	82,252
Mid-Atlantic Region	80,979	80,525
Southeast Region	56,038	57,082
Southwest Region	48,879	49,782
Non-Mature Communities/Other	24,675	24,581
Total segment and consolidated rental income	$423,321	$419,836

Total reportable apartment home segment operating expenses
Same-Store Communities
Personnel	$19,645	$18,887
Utilities	20,324	18,769
Repair and maintenance	25,653	24,033
Administrative and marketing	9,875	9,385
Real estate taxes	51,072	50,103
Insurance	5,156	4,998
Non-Mature Communities/Other (b)	8,866	8,560
Total segment and consolidated operating expenses	$140,591	$134,735

Reportable apartment home segment NOI
Same-Store Communities
West Region	$92,347	$91,912
Northeast Region	52,756	52,458
Mid-Atlantic Region	54,151	54,900
Southeast Region	37,507	38,925
Southwest Region	30,160	30,885
Non-Mature Communities/Other	15,809	16,021
Total segment and consolidated NOI	282,730	285,101

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

Reconciling items:
Joint venture management and other fees	2,528	2,112
Property management	(13,758)	(13,645)
Other operating expenses	(9,415)	(8,059)
Real estate depreciation and amortization	(161,268)	(161,394)
General and administrative	(19,364)	(19,495)
Casualty-related (charges)/recoveries, net	(5,729)	(3,297)
Other depreciation and amortization	(3,335)	(7,067)
Gain/(loss) on sale of real estate owned	157,416	47,939
Income/(loss) from unconsolidated entities	19,696	5,814
Interest expense	(48,576)	(47,701)
Interest income and other income/(expense), net	2,434	1,921
Tax (provision)/benefit, net	(455)	(158)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(13,061)	(5,339)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)
Net income/(loss) attributable to UDR, Inc.	$189,831	$76,720
(a)	Same-Store Community population consisted of 52,782 apartment homes.
(b)	Non-Mature Communities/Other operating expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31,	December 31,
	2026	2025
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,696,038	$4,681,206
Northeast Region	3,844,560	3,835,341
Mid-Atlantic Region	3,272,143	3,268,160
Southeast Region	1,641,936	1,634,894
Southwest Region	1,760,267	1,756,582
Non-Mature Communities/Other	993,636	1,311,702
Total segment assets	16,208,580	16,487,885
Accumulated depreciation	(7,378,368)	(7,374,546)
Total segment assets — net book value	8,830,212	9,113,339
Reconciling items:
Cash and cash equivalents	1,300	1,222
Restricted cash	33,498	35,710
Notes receivable, net	153,564	149,979
Investment in and advances to unconsolidated joint ventures, net	757,689	886,492
Operating lease right-of-use assets	186,641	187,624
Other assets	370,870	231,308
Total consolidated assets	$10,333,774	$10,605,674
(a)	Same-Store Community population consisted of 52,782 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
ii.	Northeast Region — Boston, New York and Philadelphia
iii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore and Richmond
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2026

v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2026 and 2025, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At March 31, 2026, our consolidated real estate portfolio included 161 communities in 12 states plus the District of Columbia totaling 54,081 apartment homes. In addition, we have an ownership interest in 9,018 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,617 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2026, was 52,782.

The following table summarizes our same-store market information by major geographic markets as of and for the three months ended March 31, 2026, as applicable:

	March 31, 2026				Three Months Ended March 31, 2026
			Percentage	Total	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.8%	$1,431,762	96.2%	$3,221
San Francisco, CA	14	3,317	7.6%	1,238,212	97.7%	3,699
Seattle, WA	13	2,525	6.6%	1,062,075	97.0%	2,978
Monterey Peninsula, CA	7	1,567	1.3%	209,305	97.3%	2,407
Los Angeles, CA	4	1,225	3.1%	496,194	96.2%	3,255
Other Southern California	3	821	1.4%	231,305	96.6%	2,953
Portland, OR	1	220	0.2%	27,185	96.9%	2,168
Northeast Region
Boston, MA	12	4,667	12.3%	1,993,375	96.3%	3,348
New York, NY	4	1,945	8.7%	1,403,071	98.5%	5,219
Philadelphia, PA	4	1,172	2.8%	448,114	96.3%	2,615
Mid-Atlantic Region
Metropolitan D.C.	24	9,119	16.5%	2,695,064	96.3%	2,507
Baltimore, MD	6	1,721	3.0%	487,607	96.4%	2,113
Richmond, VA	2	841	0.6%	89,472	94.6%	1,856
Southeast Region
Tampa, FL	10	3,611	4.3%	689,874	96.4%	2,148
Orlando, FL	10	3,293	3.5%	571,341	96.4%	1,897
Nashville, TN	8	2,261	1.7%	281,088	95.7%	1,721
Other Florida	1	636	0.6%	99,633	96.2%	2,381
Southwest Region
Dallas, TX	19	7,364	8.2%	1,327,753	96.9%	1,761
Austin, TX	6	1,880	2.0%	329,519	96.7%	1,730
Denver, CO	1	292	0.6%	102,995	95.8%	2,065
Total/Average Same-Store Communities	157	52,782	93.8%	15,214,944	96.6%	$2,605
Non-Mature, Commercial Properties & Other	4	1,299	5.6%	901,894
Total Real Estate Held for Investment	161	54,081	99.4%	16,116,838
Real Estate Under Development (b)	—	—	0.6%	91,742
Total Real Estate Owned	161	54,081	100.0%	16,208,580
Total Accumulated Depreciation				(7,378,368)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,830,212
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2026, the Company was developing one wholly-owned community with a total of 300 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2025 and held as of March 31, 2026. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three months ended March 31, 2026, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the three months ended March 31, 2026, the Company repurchased 2.8 million shares of its common stock at an average price of $36.27 per share for total consideration of approximately $100.0 million under its share repurchase program. In April 2026, the Company repurchased an additional 1.4 million shares of its common stock at an average price of $35.01 per share for total consideration of approximately $50.0 million under its share repurchase program.

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 2029, with two one-year extension options, subject to certain conditions.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2026, we had issued $170.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.13%, leaving $530.0 million of unused capacity.

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

During the remainder of 2026, we have approximately $55.0 million of secured debt maturing, inclusive of principal amortization, and $470.0 million of unsecured debt maturing. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	March 31,	December 31,
	2026	2025
Total real estate, net	$2,508,554	$2,624,249
Cash and cash equivalents	15	—
Operating lease right-of-use assets	187,317	188,343
Other assets	170,756	37,548
Total assets	$2,866,642	$2,850,140

Secured debt, net	$375,230	$375,820
Notes payable to UDR (a)	1,683,386	1,697,552
Operating lease liabilities	182,719	183,731
Other liabilities	219,189	146,348
Total liabilities	2,460,524	2,403,451
Total capital	$406,118	$446,689

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$156,010	$152,196
Property operating expenses	(64,073)	(66,491)
Real estate depreciation and amortization	(48,529)	(46,141)
Operating income/(loss)	43,408	39,564
Interest expense (a)	(20,348)	(17,878)
Gain/(loss) on sale of real estate	46,351	—
Other income/(loss)	(954)	2,856
Net income/(loss)	$68,457	$24,542
(a)	All $1.7 billion and $1.7 billion notes payable to UDR as of March 31, 2026 and December 31, 2025, respectively, and $16.2 million and $13.6 million of interest expense on notes payable to UDR for the three months ended March 31, 2026 and 2025, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 17, 2026. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025.

Operating Activities

For the three months ended March 31, 2026, our Net cash provided by/(used in) operating activities was $128.7 million, compared to $156.2 million for the comparable period in 2025. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities and a decrease in NOI, partially offset by an increase in operating distributions from our unconsolidated joint ventures and partnerships.

Investing Activities

For the three months ended March 31, 2026, Net cash provided by/(used in) investing activities was $283.7 million, compared to $17.8 million for the comparable period in 2025. The increase in cash provided by investing activities was primarily due to an increase in distributions received from unconsolidated joint ventures and partnerships, a decrease in the issuance of notes receivables during the current period compared to the prior year period, a decrease in capital expenditures, and an increase in proceeds from the sales of real estate investments, partially offset by an increase in spend for development of real estate.

Dispositions

In March 2026, the Company sold four operating communities located in various markets with a total of 1,159 apartment homes for gross proceeds of $362.0 million, resulting in total gains of approximately $157.4 million. As of March 31, 2026, the Company had $134.8 million due from a qualified intermediary related to the sale of real estate in connection with a like-kind exchange under Section 1031 of the Internal Revenue Code, which is intended to qualify for nonrecognition of taxable gain, and was recorded in Other Assets on the Consolidated Balance Sheets. The proceeds were received from the intermediary in April 2026 and were used to repay amounts outstanding under our unsecured revolving credit facility.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2026, total capital expenditures of $42.1 million, or $767 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $55.4 million, or $1,009 per stabilized home, for the comparable period in 2025.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 60.1%, or $14.3 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	a decrease of 7.1%, or $1.0 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	an increase of 13.3%, or $2.3 million, in recurring capital expenditures, which includes asset preservation expenditures and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2026 and 2025 (dollars in thousands except Per Home amounts):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Turnover capital expenditures	$3,579	$3,676	(2.6)%	$65	$67	(3.0)%
Asset preservation expenditures	16,008	13,607	17.6%	292	247	18.2%
Total recurring capital expenditures	19,587	17,283	13.3%	357	314	13.7%
NOI enhancing improvements (a)	13,064	14,055	(7.1)%	238	256	(7.0)%
Major renovations (b)	9,460	23,730	(60.1)%	172	432	(60.2)%
Operations platform	14	372	(96.2)%	—	7	(100.0)%
Total capital expenditures (c)	$42,125	$55,440	(24.0)%	$767	$1,009	(24.0)%
Repair and maintenance expense	$26,925	$25,004	7.7%	$491	$455	7.9%
Average home count (d)	54,854	54,993	(0.3)%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2026, our development pipeline consisted of one wholly-owned community totaling 300 apartment homes, none of which have been completed, with a budget of $133.6 million, in which we have a gross carrying value of $91.7 million. The homes are estimated to be completed during the first quarter of 2027. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities at other development sites in preparation of future commencements.

At March 31, 2026, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2026:

●	we made investments totaling $0.8 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $19.7 million; and
●	we received distributions of $149.8 million, of which $10.5 million were operating cash flows and $139.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2026 and 2025.

Financing Activities

For the three months ended March 31, 2026, our Net cash provided by/(used in) financing activities was $(414.5) million, compared to $(176.1) million for the comparable period of 2025.

The following significant financing activities occurred during the three months ended March 31, 2026:

●	repaid $275.0 million, net on our unsecured commercial paper program;
●	received net proceeds of $118.2 million on our revolving bank debt;
●	repurchased 2.8 million common shares for approximately $100.0 million,
●	paid $9.9 million of distributions to redeemable noncontrolling interests; and
●	paid $141.3 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

The Company has a $1.3 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.5 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of August 31, 2028, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of January 2029, with two one-year extension options, subject to certain conditions.

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

As of March 31, 2026, we had $135.0 million outstanding borrowings under the Revolving Credit Facility, leaving $1.2 billion of unused capacity (excluding $4.3 million of letters of credit at March 31, 2026), and $350.0 million of outstanding borrowings under the Term Loan.

The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 12, 2027, with two one-year extension options. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to SOFR plus a margin of 77.5 basis points. Depending on the Company’s credit rating, the margin ranges from 70 to 140 basis points.

As of March 31, 2026, we had $9.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $65.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2026.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2026, we had

issued $170.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.13%, leaving $530.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $516.6 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2026. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2026 would increase by $1.7 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by/(used in) operating activities	$128,743	$156,216
Net cash provided by/(used in) investing activities	283,653	17,816
Net cash provided by/(used in) financing activities	(414,530)	(176,138)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $188.6 million ($0.57 per diluted share) for the three months ended March 31, 2026, as compared to $75.5 million ($0.23 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $157.4 million from the sale of four operating communities located in various markets during the three months ended March 31, 2026, as compared to a gain on the sale of real estate of $47.9 million from the sale of two operating communities located in Englewood, New Jersey and Brooklyn, New York during the three months ended March 31, 2025;
●	an increase in income/(loss) from unconsolidated entities of $13.9 million primarily due to an increase of $15.4 million from realized and unrealized gains on real estate technology investments, partially offset by a $2.4 million decrease from unconsolidated joint ventures primarily due to higher depreciation and amortization expense partially offset by higher NOI; and
●	a decrease in other depreciation and amortization of $3.7 million primarily due to $3.0 million of software transition related costs incurred during the three months ended March 31, 2025, as compared to none during the three months ended March 31, 2026.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $7.7 million primarily attributed to the noncontrolling interests’ share of the gain from the sale of four operating communities located in various markets during the three months ended March 31, 2026, as compared to the noncontrolling interests’ share of the gain from the sale of two operating communities located in Englewood, New Jersey and Brooklyn, New York in the same period of 2025;
●	a decrease in total property NOI of $2.4 million primarily due to an increase in property operating expenses and a decrease in NOI from communities sold during 2025 and 2026, partially offset by higher revenue per occupied home and NOI from communities acquired in 2025; and
●	an increase in casualty-related charges/(recoveries), net of $2.4 million primarily due to casualty-related charges recorded during the three months ended March 31, 2026 as a result of damages caused by various winter storms.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2026	2025	% Change
Same-Store Communities:
Same-Store rental income	$398,646	$395,255	0.9%
Same-Store operating expense (b)	(131,725)	(126,175)	4.4%
Same-Store NOI	266,921	269,080	(0.8)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	6,107	1,703	NM *
Non-residential/other NOI (d)	4,667	4,231	10.3%
Sold and held for disposition communities NOI	5,035	10,087	(50.1)%
Total Non-Mature Communities/Other NOI	15,809	16,021	(1.3)%
Total property NOI	$282,730	$285,101	(0.8)%

* Not meaningful

(a)	Same-Store consists of 52,782 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

(d)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income/(loss) attributable to UDR, Inc.	$189,831	$76,720
Joint venture management and other fees	(2,528)	(2,112)
Property management	13,758	13,645
Other operating expenses	9,415	8,059
Real estate depreciation and amortization	161,268	161,394
General and administrative	19,364	19,495
Casualty-related charges/(recoveries), net	5,729	3,297
Other depreciation and amortization	3,335	7,067
(Gain)/loss on sale of real estate owned	(157,416)	(47,939)
(Income)/loss from unconsolidated entities	(19,696)	(5,814)
Interest expense	48,576	47,701
Interest income and other (income)/expense, net	(2,434)	(1,921)
Tax provision/(benefit), net	455	158
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	13,061	5,339
Net income/(loss) attributable to noncontrolling interests	12	12
Total property NOI	$282,730	$285,101

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2025 and held on March 31, 2026 consisted of 52,782 apartment homes, and provided 94.4% of our total NOI for the three months ended March 31, 2026.

NOI for our Same-Store Community properties decreased 0.8%, or $2.2 million, for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in property NOI was attributable to a 4.4%, or $5.6 million, increase in operating expenses, partially offset by a 0.9%, or $3.4 million, increase in property rental income. The increase in property rental income was primarily driven by a 0.7%, or $2.7 million, increase in rental rates, and a 5.3%, or $2.5 million, increase in reimbursement and other income, partially offset by a 23.6%, or $2.3 million, increase in vacancy loss. Weighted average physical occupancy decreased by 0.6% to 96.6% and total monthly income per occupied home increased by 1.5% to $2,605.

The increase in operating expenses was primarily driven by a 6.7%, or $1.6 million, increase in repair and maintenance expense due to increases in third party vendor costs and weather-related events, an 8.3%, or $1.6 million, increase in utilities, and a 1.9%, or $1.0 million, increase in real estate taxes due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 67.0% and 68.1% for the three months ended March 31, 2026 and 2025, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 5.6%, or $15.8 million, of our total NOI during the three months ended March 31, 2026 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 1.3%, or $0.2 million, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a $5.1 million decrease in sold and held for disposition communities NOI due to the sale of four operating communities during the three months ended March 31, 2026, partially offset by a $4.4 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and a $3.8 million increase in NOI due to two communities acquired during 2025 becoming stabilized.

Gain/(loss) on sale of real estate owned

For the three months ended March 31, 2026, the Company recognized gain/(loss) on sale of real estate owned of $157.4 million as compared to $47.9 million on sale of real estate owned for the three months ended March 31, 2025. The increase in 2026 as compared to 2025 was attributable to the sale of four operating communities located in various markets during the three months ended March 31, 2026, as compared to the sale of two operating communities located in Englewood, New Jersey, and Brooklyn, New York during the three months ended March 31, 2025.

Income/(loss) from unconsolidated entities

For the three months ended March 31, 2026 and 2025, the Company recognized income/(loss) from unconsolidated entities of $19.7 million and $5.8 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase of $15.4 million from realized and unrealized gains on real estate technology investments, partially offset by $2.4 million decrease from unconsolidated joint ventures primarily due to higher depreciation and amortization expense partially offset by higher NOI.

Other depreciation and amortization

For the three months ended March 31, 2026 and 2025, the Company recognized other depreciation and amortization of $3.3 million and $7.1 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to $3.0 million of software transition related costs incurred during the three months ended March 31, 2025, as compared to none during the three months ended March 31, 2026.

Casualty-related charges/(recoveries), net

For the three months ended March 31, 2026 and 2025, the Company recognized casualty-related charges/(recoveries), net of $5.7 million and $3.3 million, respectively. The increase of $2.4 million was primarily due to casualty-related charges recorded during the three months ended March 31, 2026 as a result of damages caused by various winter storms.

Noncontrolling Interest

For the three months ended March 31, 2026 and 2025, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $13.1 million and $5.3 million, respectively. The increase in 2026 as compared to 2025 primarily attributed to the noncontrolling interests’ share of the gain from the sale of four operating communities located in various markets during the three months ended March 31, 2026, as compared to the noncontrolling interests’ share of the gain from the sale of two operating communities located in Englewood, New Jersey and Brooklyn, New York in the same period of 2025.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three months ended March 31, 2026.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income/(loss) attributable to common stockholders	$188,611	$75,514
Real estate depreciation and amortization	161,268	161,394
Noncontrolling interests	13,073	5,351
Real estate depreciation and amortization on unconsolidated joint ventures	15,481	12,766
Net gain on the sale of depreciable real estate owned, net of tax	(157,416)	(47,939)
FFO attributable to common stockholders and unitholders, basic	$221,017	$207,086
Distributions to preferred stockholders — Series E (Convertible)	1,220	1,206
FFO attributable to common stockholders and unitholders, diluted	$222,237	$208,292
Income/(loss) per weighted average common share, diluted	$0.57	$0.23
FFO per weighted average common share and unit, basic	$0.63	$0.59
FFO per weighted average common share and unit, diluted	$0.63	$0.58
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,012	353,527
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,005	357,432

Impact of adjustments to FFO:
Legal and other costs	$5,183	$3,805
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	(15,434)	211
Severance costs	—	499
Software transition related costs	—	2,967
Casualty-related charges/(recoveries)	5,729	3,297
Total impact of adjustments to FFO	$(4,522)	$10,779
FFOA attributable to common stockholders and unitholders, diluted	$217,715	$219,071

FFOA per weighted average common share and unit, diluted	$0.62	$0.61

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(20,699)	(18,405)
AFFO attributable to common stockholders and unitholders, diluted	$197,016	$200,666

AFFO per weighted average common share and unit, diluted	$0.56	$0.56

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (shares in thousands):

	Three Months Ended
	March 31,
	2026	2025
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	350,012	353,527
Weighted average number of OP/DownREIT Units outstanding	(22,711)	(22,899)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	327,301	330,628

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	353,005	357,432
Weighted average number of OP/DownREIT Units outstanding	(22,711)	(22,899)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	—	(2,816)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	330,294	331,717

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by increases in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility, any federal government shutdown and uncertainty about the future. Our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions, particularly increases in unemployment, including as a result of tariffs currently in effect, including Section 122 tariffs, and any future tariffs that may be imposed, geopolitical tensions, government shutdowns or otherwise;
●	declines in mortgage interest rates, making alternative housing options more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2026, approximately 74.8% of our total NOI was generated from communities located in Metropolitan D.C. (16.9%), Boston, MA (11.3%), Orange County, CA (11.0%), the San Francisco Bay Area, CA (9.0%), Dallas, TX (8.8%), New York, NY (6.0%), Tampa, FL (6.0%) and Seattle, WA (5.8%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Risks Related to Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy has during certain periods over the last few years experienced periods of high rates of inflation and could again, including due to pressures related to tariffs currently in effect, which has in the past increased, and could in the future increase, our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may, absent other factors, enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2026, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $757.7 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed, and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2026, we had approximately $516.6 million of variable rate indebtedness outstanding, which constitutes approximately 9.1% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);

●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity, geopolitical events or armed conflicts (including the ongoing war between Russia and Ukraine and the war in the Middle East and potential further escalation or expansion thereof), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under an at-the-market equity distribution program.

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

During the three months ended March 31, 2026, we issued 11,901 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended March 31, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	6,233	$36.97	6,233	8,767
January 1, 2026 through January 31, 2026	—	—	—	8,767
February 1, 2026 through February 28, 2026	666	37.52	666	8,101
March 1, 2026 through March 31, 2026	2,089	35.80	2,089	6,012
Balance as of March 31, 2026	8,988	$36.74	8,988	6,012
(a)	This number reflects the amount of shares that were available for purchase under our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2026, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2026 through January 31, 2026	28	$36.26	N/A	N/A
February 1, 2026 through February 28, 2026	53	38.17	N/A	N/A
March 1, 2026 through March 31, 2026	—	—	N/A	N/A
Total	81	$37.51
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Amendment No. 5, dated February 20, 2026, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, April 27, 2017, May 7, 2020 and February 14, 2023 (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated February 20, 2026 and filed with the SEC on February 20, 2026).

10.2

UDR, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.33 to UDR, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the SEC on February 17, 2026).

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 30, 2026	/s/ David D. Bragg
David D. Bragg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)