Form 10-Q
period 2026-06-30
UDR, Inc.
filed 2026-07-28
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 24, 2026 was 321,264,222.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$16,114,220	$16,415,000
Less: accumulated depreciation	(7,439,163)	(7,374,546)
Real estate held for investment, net	8,675,057	9,040,454
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	147,617	72,885
Real estate held for disposition (net of accumulated depreciation of $79,664 and $0, respectively)	54,384	—
Total real estate owned, net of accumulated depreciation	8,877,058	9,113,339

Cash and cash equivalents	1,193	1,222
Restricted cash	34,936	35,710
Notes receivable, net	171,667	149,979
Investment in and advances to unconsolidated joint ventures, net	728,837	886,492
Operating lease right-of-use assets	185,647	187,624
Other assets	266,010	231,308
Total assets	$10,265,348	$10,605,674

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$933,063	$961,180
Unsecured debt, net	4,880,769	4,860,189
Operating lease liabilities	181,016	182,963
Real estate taxes payable	41,847	45,640
Accrued interest payable	51,419	51,698
Security deposits and prepaid rent	58,473	61,205
Distributions payable	150,913	151,934
Accounts payable, accrued expenses, and other liabilities	128,549	142,102
Total liabilities	6,426,049	6,456,911

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	900,280	859,966

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at June 30, 2026 and December 31, 2025:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	43,192	43,192
Series F; 9,778,769 and 10,105,845 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at June 30, 2026 and December 31, 2025:
321,266,356 and 328,273,044 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,213	3,283
Additional paid-in capital	7,216,484	7,480,594
Distributions in excess of net income	(4,327,138)	(4,240,268)
Accumulated other comprehensive income/(loss), net	2,931	1,660
Total stockholders’ equity	2,938,683	3,288,462
Noncontrolling interests	336	335
Total equity	2,939,019	3,288,797
Total liabilities and equity	$10,265,348	$10,605,674

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES:
Rental income	$422,933	$423,001	$846,254	$842,837
Joint venture management and other fees	2,466	2,398	4,994	4,510
Total revenues	425,399	425,399	851,248	847,347
OPERATING EXPENSES:
Property operating and maintenance	76,331	75,613	157,063	151,603
Real estate taxes and insurance	56,846	57,008	116,705	115,753
Property management	13,745	13,747	27,503	27,392
Other operating expenses	12,966	7,753	22,381	15,812
Real estate depreciation and amortization	160,120	163,191	321,388	324,585
General and administrative	18,714	19,929	38,078	39,424
Casualty-related charges/(recoveries), net	3,073	3,382	8,802	6,679
Other depreciation and amortization	3,451	7,387	6,786	14,454
Total operating expenses	345,246	348,010	698,706	695,702
Gain/(loss) on sale of real estate owned	35,704	—	193,120	47,939
Operating income	115,857	77,389	345,662	199,584

Income/(loss) from unconsolidated entities	3,271	3,629	22,967	9,443
Interest expense	(47,640)	(48,665)	(96,216)	(96,366)
Interest income and other income/(expense), net	2,596	8,134	5,030	10,055
Income/(loss) before income taxes	74,084	40,487	277,443	122,716
Tax (provision)/benefit, net	(429)	(258)	(884)	(416)
Net income/(loss)	73,655	40,229	276,559	122,300
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,609)	(2,545)	(17,670)	(7,884)
Net (income)/loss attributable to noncontrolling interests	(11)	(11)	(23)	(23)
Net income/(loss) attributable to UDR, Inc.	69,035	37,673	258,866	114,393
Distributions to preferred stockholders — Series E (Convertible)	(1,225)	(1,211)	(2,445)	(2,417)
Net income/(loss) attributable to common stockholders	$67,810	$36,462	$256,421	$111,976

Income/(loss) per weighted average common share:
Basic	$0.21	$0.11	$0.79	$0.34
Diluted	$0.21	$0.11	$0.79	$0.34

Weighted average number of common shares outstanding:
Basic	322,958	330,778	325,117	330,703
Diluted	323,287	331,715	325,387	331,717

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income/(loss)	$73,655	$40,229	$276,559	$122,300
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	756	(27)	1,764	81
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(195)	(1,379)	(407)	(2,746)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	561	(1,406)	1,357	(2,665)
Comprehensive income/(loss)	74,216	38,823	277,916	119,635
Comprehensive (income)/loss attributable to noncontrolling interests	(4,656)	(2,462)	(17,779)	(7,720)
Comprehensive income/(loss) attributable to UDR, Inc.	$69,560	$36,361	$260,137	$111,915

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2026	$43,193	$3,259	$7,384,029	$(4,147,206)	$2,405	$335	$3,286,015
Net income/(loss) attributable to UDR, Inc.	—	—	—	69,035	—	—	69,035
Other comprehensive income/(loss)	—	—	—	—	526	—	526
Issuance/(forfeiture) of common and restricted shares, net	—	—	3,479	—	—	—	3,479
Issuance of common shares through public offering, net	—	—	(36)	—	—	—	(36)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	9	29,240	—	—	—	29,249
Contribution from non-controlling interest	—	—	—	—	—	1	1
Common stock distributions declared ($0.435 per share)	—	—	—	(139,640)	—	—	(139,640)
Repurchase of common shares	—	(55)	(200,228)	—	—	—	(200,283)
Preferred stock distributions declared-Series E ($0.471 per share)	—	—	—	(1,225)	—	—	(1,225)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(108,102)	—	—	(108,102)
Balance at June 30, 2026	$43,193	$3,213	$7,216,484	$(4,327,138)	$2,931	$336	$2,939,019

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2025	$43,193	$3,283	$7,480,594	$(4,240,268)	$1,660	$335	$3,288,797
Net income/(loss) attributable to UDR, Inc.	—	—	—	258,866	—	—	258,866
Other comprehensive income/(loss)	—	—	—	—	1,271	—	1,271
Issuance/(forfeiture) of common and restricted shares, net	—	3	3,976	—	—	—	3,979
Issuance of common shares through public offering, net	—	—	(473)	—	—	—	(473)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	10	32,587	—	—	—	32,597
Contribution from non-controlling interest	—	—	—	—	—	1	1
Common stock distributions declared ($0.87 per share)	—	—	—	(281,513)	—	—	(281,513)
Repurchase of common shares	—	(83)	(300,200)	—	—	—	(300,283)
Preferred stock distributions declared-Series E ($0.942 per share)	—	—	—	(2,445)	—	—	(2,445)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(61,778)	—	—	(61,778)
Balance at June 30, 2026	$43,193	$3,213	$7,216,484	$(4,327,138)	$2,931	$336	$2,939,019

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2025	$43,193	$3,312	$7,575,098	$(4,293,032)	$2,473	$335	$3,331,379
Net income/(loss) attributable to UDR, Inc.	—	—	—	37,673	—	—	37,673
Other comprehensive income/(loss)	—	—	—	—	(1,313)	—	(1,313)
Issuance/(forfeiture) of common and restricted shares, net	—	—	3,050	—	—	—	3,050
Issuance of common shares through public offering, net	—	—	(9)	—	—	—	(9)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	4,713	—	—	—	4,714
Common stock distributions declared ($0.43 per share)	—	—	—	(142,495)	—	—	(142,495)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,211)	—	—	(1,211)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	93,363	—	—	93,363
Balance at June 30, 2025	$43,193	$3,313	$7,582,852	$(4,305,702)	$1,160	$335	$3,325,151

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	114,393	—	—	114,393
Other comprehensive income/(loss)	—	—	—	—	(2,478)	—	(2,478)
Issuance/(forfeiture) of common and restricted shares, net	—	2	3,904	—	—	—	3,906
Issuance of common shares through public offering, net	—	—	(463)	—	—	—	(463)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	6,931	—	—	—	6,933
Common stock distributions declared ($0.86 per share)	—	—	—	(285,014)	—	—	(285,014)
Preferred stock distributions declared-Series E ($0.93 per share)	—	—	—	(2,417)	—	—	(2,417)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	46,751	—	—	46,751
Balance at June 30, 2025	$43,193	$3,313	$7,582,852	$(4,305,702)	$1,160	$335	$3,325,151

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income/(loss)	$276,559	$122,300
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	328,174	339,039
(Gain)/loss on sale of real estate owned	(193,120)	(47,939)
(Income)/loss from unconsolidated entities	(22,967)	(9,443)
Return on investment in unconsolidated joint ventures and partnerships	14,303	23,486
Amortization of share-based compensation	16,430	16,260
Other	20,930	17,541
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(11,616)	(9,223)
Increase/(decrease) in operating liabilities	(37,775)	(45,476)
Net cash provided by/(used in) operating activities	390,918	406,545

Investing Activities
Acquisition of real estate assets	(53,423)	—
Proceeds from sales of real estate investments, net	353,365	203,565
Development of real estate assets	(52,955)	(15,265)
Capital expenditures and other major improvements — real estate assets	(104,184)	(113,247)
Capital expenditures — non-real estate assets	(6,593)	(28,628)
Investment in unconsolidated joint ventures and partnerships	(2,801)	(21,490)
Distributions received from unconsolidated joint ventures and partnerships	142,748	46,127
Repayment/(issuance) of notes receivable, net	(50,358)	(112,000)
Net cash provided by/(used in) investing activities	225,799	(40,938)

Financing Activities
Payments on secured debt	(28,320)	(3,231)
Net proceeds/(repayment) of commercial paper	35,000	(69,900)
Net proceeds/(repayment) of revolving bank debt	(15,413)	20,854
Repurchase of common shares	(300,283)	—
Distributions paid to redeemable noncontrolling interests	(19,803)	(19,801)
Distributions paid to preferred stockholders	(2,436)	(2,408)
Distributions paid to common stockholders	(282,919)	(283,174)
Other	(3,346)	(8,265)
Net cash provided by/(used in) financing activities	(617,520)	(365,925)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(803)	(318)
Cash, cash equivalents, and restricted cash, beginning of year	36,932	35,427
Cash, cash equivalents, and restricted cash, end of period	$36,129	$35,109

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$93,260	$96,670
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,378	6,251
Cash paid/(refunds received) for income taxes	1,255	1,274
Non-cash transactions:
Net proceeds from sale of real estate investment held by qualified intermediary	$40,832	$—
Preferred equity investment settled in exchange for acquisition of real estate owned	27,409	—
Notes receivable settled in exchange for real estate owned	34,757	180,700
Conversion of note receivable to equity securities	—	42,807
Development costs and capital expenditures incurred, but not yet paid	33,260	23,433
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (956,845 shares and 155,453 shares, respectively)	32,597	6,933
Dividends declared, but not yet paid	150,913	153,662

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,222	$1,326
Restricted cash	35,710	34,101
Total cash, cash equivalents, and restricted cash as shown above	$36,932	$35,427
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,193	$1,532
Restricted cash	34,936	33,577
Total cash, cash equivalents, and restricted cash as shown above	$36,129	$35,109

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At June 30, 2026, our consolidated apartment portfolio consisted of 162 communities with a total of 54,173 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 8,720 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,319 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2026, there were 190.5 million units in the Operating Partnership (“OP Units”) outstanding, of which 177.2 million OP Units (including 0.1 million of general partnership units), or 93.0%, were owned by UDR and 13.3 million OP Units, or 7.0%, were owned by outside limited partners. As of June 30, 2026, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 23.7 million, or 73.1%, were owned by UDR and its subsidiaries and 8.7 million, or 26.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership. In July 2026, the DownREIT Partnership was liquidated. In connection with the liquidation, the assets of the DownREIT were acquired by the Operating Partnership and the outstanding DownREIT Units were exchanged for two new classes of units in the Operating Partnership. UDR and each of the outside limited partners of the DownREIT Partnership received a number of new Operating Partnership units equal to the number of DownREIT Units that UDR or such outside limited partner previously owned. The economic terms of the new Operating Partnership Units received by the former outside limited partners of the DownREIT Partnership are substantially the same as the economic terms of the DownREIT Units, including with respect to distributions and the right to redeem such units for either the Cash Amount or the REIT Share Amount (each as defined in the amended and restated partnership agreement of the Operating Partnership), subject to certain exceptions, as described in Note 9, Noncontrolling Interests. Because the Company already consolidated both entities, the transaction did not result in any changes to the Company's assets or liabilities.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026 and 2025, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described above, and in Note 3, Real Estate Owned, and Note 5, Joint Ventures and Partnerships.

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

JUNE 30, 2026

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended June 30, 2026 and 2025, the Company recorded net credit recoveries/(losses) of $(0.1) million and $0.2 million, respectively, on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, the Company recorded net credit recoveries/(losses) of $(0.1) million and $0.2 million, respectively, on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The following table summarizes our Notes receivable, net as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	June 30,	June 30,	December 31,
	2026	2026	2025
Note due December 2026 (b)	11.00%	$82,638	$79,889
Note due December 2026 (c)	11.00%	34,137	32,054
Notes due June 2027 (d)	18.00%	5,261	4,815
Note due September 2027 (e)	—%	—	33,812
Note due May 2031 (f)	7.75%	50,318	—
Notes receivable		172,354	150,570
Allowance for credit losses		(687)	(591)
Total notes receivable, net		$171,667	$149,979
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company has a secured mezzanine loan with a third party developer of a 482 apartment home community located in Riverside, California, which was completed in 2026, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(c)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which was completed in 2025, with an aggregate commitment of $24.8 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. The secured mezzanine loan has a scheduled maturity date in December 2026, with two one-year extension options.
(d)	The Company and a syndicate of lenders previously entered into a $19.0 million secured credit facility with an unaffiliated third party. The Company’s commitment is $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(e)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owned a 66 apartment home operating community located in Santa Monica, California, in which the Company also held a preferred investment. In June 2026, the Company acquired the operating community. Concurrent with the acquisition, the loan and accrued interest were settled through the receipt of the operating community's ownership interests. (See Note 3, Real Estate Owned for more information).
(f)	In May 2026, the Company entered into a $50.0 million secured mezzanine loan with its joint venture partner of five operating communities with 710 apartment homes located in New York, New York, with an aggregate commitment of $50.0 million, all of which was funded as of June 30, 2026. The loan investment's effective interest rate is approximately 8.0%, including the impact of the loan origination fee. Interest payments are paid monthly. The secured mezzanine loan has a scheduled maturity date in February 2031. (See Note 5, Joint Ventures and Partnerships for more information).

The Company recognized $2.8 million and $8.1 million of interest income for the notes receivable described above during the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $11.6 million of interest income for the notes receivable described above during the six months ended June 30, 2026 and 2025, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

A roll forward of our allowance for credit losses for the six months ended June 30, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$(591)
(Provision)/recovery for credit losses	(96)
Write-offs charged against allowance	-
Allowance for credit losses as of June 30, 2026	$(687)

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2026 and 2025, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2026 and 2025 was less than $0.1 million and $(0.1) million, respectively, and during the six months ended June 30, 2026 and 2025 was $0.1 million and $(0.2) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2026 and December 31, 2025, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.5) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2026. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2022 through 2024 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2026, the Company owned and consolidated 162 communities in 12 states plus the District of Columbia totaling 54,173 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Land	$2,501,856	$2,537,747
Depreciable property — held and used:
Land improvements	278,312	277,996
Building, improvements, and furniture, fixtures and equipment	13,312,057	13,577,262
Real estate intangible assets	21,995	21,995
Under development:
Land and land improvements	18,704	13,468
Building, improvements, and furniture, fixtures and equipment	128,913	59,417
Real estate held for disposition:
Land and land improvements	22,339	—
Building, improvements, and furniture, fixtures and equipment	111,709	—
Real estate owned	16,395,885	16,487,885
Accumulated depreciation	(7,518,827)	(7,374,546)
Real estate owned, net	$8,877,058	$9,113,339

Acquisitions

In April 2026, the Company acquired a 232-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the liquidation, the Company repaid the joint venture’s $53.4 million first mortgage loan and settled its $18.9 million preferred equity investment. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $72.1 million, and recorded $1.2 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $0.3 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

In June 2026, the Company acquired the developer’s equity interest in a 66 apartment home operating community located in Santa Monica, California. The Company previously held a secured first mortgage loan and preferred equity investment with the joint venture. In connection with the acquisition, the Company issued $2.8 million of OP Units to the developer. As a result, the joint venture became wholly owned, and the Company began consolidating the community. Concurrent with the acquisition, the Company's first mortgage loan, including accrued interest, was settled in full, and its preferred equity investment was adjusted to its liquidation value, resulting in a $3.8 million gain recognized in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The Company increased its real estate assets owned by approximately $45.1 million, and recorded $1.2 million of in-place lease intangibles.

In July 2026, the Company acquired a 286-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. The consolidated fair value of the community, which was based on a third-party appraisal, exceeded the combination of the joint venture’s $74.1 million first mortgage loan that was repaid at maturity by the Company and the Company’s $27.5 million preferred equity investment, including accrued interest through the acquisition. No cash consideration was paid to the joint venture partner in connection with the acquisition. (See Note 5, Joint Ventures and Partnerships for more information.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Dispositions

In March 2026, the Company sold four operating communities located in various markets with a total of 1,159 apartment homes for gross proceeds of $362.0 million, resulting in total gains of approximately $157.4 million.

In June 2026, the Company sold an operating community located in Nashville, Tennessee with 206 apartment homes for gross proceeds of $41.5 million, resulting in a gain of approximately $35.7 million. As of June 30, 2026, the net proceeds of $40.8 million were held by a qualified intermediary, which was recorded in Other Assets on the Consolidated Balance Sheets.

In June 2026, the Company entered into an agreement to sell an operating community in Seattle, Washington with a total of 235 apartment homes for a sales price of approximately $157.0 million. The operating community was classified as held for disposition as of June 30, 2026 and the sale is expected to close in the third quarter of 2026.

In July 2026, the Company entered into agreements to sell two operating communities comprising a total of 573 apartment homes for a sales price of approximately $95.5 million. The dispositions are expected to close in the third or fourth quarter of 2026, subject to the satisfaction of closing conditions and other terms of the purchase agreements.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2026 and 2025, were $2.0 million and $1.4 million, respectively, and for the six months ended June 30, 2026 and 2025, were $6.5 million and $4.0 million, respectively. Total capitalized interest was $2.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $4.5 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2026 and 2025.

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

JUNE 30, 2026

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Ventures	2026	2026	2026	2025	2026	2025	2026	2025	2026	2025
Operating:
UDR/MetLife (a)	8	2,127	50.2%	50.2%	$41,056	$189,420	$(678)	$(1,135)	$(1,891)	$(2,176)
UDR/LaSalle	9	2,564	51.0%	51.0%	231,914	242,337	(3,362)	(926)	(6,631)	(1,961)
UDR/Carmel Partners (b)	5	710	50.0%	—%	140,521	—	370	—	370	—
Total Joint Ventures	22	5,401			$413,491	$431,757	$(3,670)	$(2,061)	$(8,152)	$(4,137)

	Number of	Apartment					Income/(loss) from investments
	Commitments	Homes	Weighted		Investment at		Three Months Ended		Six Months Ended
Debt and Preferred Equity Program	June 30,	June 30,	Average	UDR	June 30,	December 31,	June 30,		June 30,
and Real Estate Technology Investments (c)	2026	2026	Rate	Commitment (d)	2026	2025	2026	2025	2026	2025
Preferred equity investments:
Operating	8	3,319	10.4%	$194,287	$216,258	$212,390	$4,490	$2,837	$9,140	$5,793

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	91,536	74,747	(865)	(158)	16,167	1,511
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					307,794	287,137	3,625	2,679	25,307	7,304

Sold unconsolidated joint ventures and partnerships					—	160,841	3,316	3,011	5,812	6,276

Total investment in and advances to unconsolidated joint ventures, net (a)					$721,285	$879,735	$3,271	$3,629	$22,967	$9,443
(a)	As of June 30, 2026 and December 31, 2025, the Company’s negative investment in one UDR/MetLife community of $7.6 million and $6.8 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In May 2026, the Company formed a new real estate joint venture, UDR/Carmel Partners, with an affiliate of Carmel Partners (“Carmel”). Carmel acquired MetLife's interest in five operating communities located in New York, New York, that were previously held by the UDR/MetLife joint venture. The Company continued to own a 50.0% interest in the operating communities through the newly formed joint venture. The transaction represented a change in the Company's joint venture partner and did not result in a sale of the Company's interest or the recognition of a gain or loss.
(c)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include two investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the six months ended June 30, 2026, the Company did not enter into and fund any new preferred equity investments and three preferred equity investments were fully redeemed. In addition, one preferred equity investment was remeasured to its liquidation value in connection with the Company's acquisition of its joint venture partner's interest.

In February 2026, the Company received aggregate proceeds of approximately $138.9 million from the full repayment of two preferred equity investments.

In April 2026, the Company acquired a 232-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. In connection with the liquidation, the Company settled its $18.9 million preferred equity investment. (See Note 3, Real Estate Owned for further discussion.)

In June 2026, the Company acquired a 66-home operating apartment community located in Santa Monica, California in connection with the acquisition of the developer’s equity interest. Concurrent with the acquisition, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

preferred equity investment was adjusted to its liquidation value, resulting in a $3.8 million gain recognized in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 3, Real Estate Owned for further discussion.)

In July 2026, the Company acquired a 286-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. In connection with the liquidation, the Company settled its $27.5 million preferred equity investment. (See Note 3, Real Estate Owned for further discussion.)

(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of June 30, 2026 and December 31, 2025, the Company had deferred fees of $7.9 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.5 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2026 and 2025.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total real estate, net	$2,924,017	$3,580,595
Investments, at fair value	591,354	489,468
Cash and cash equivalents	54,710	78,177
Other assets	49,286	134,818
Total assets	$3,619,367	$4,283,058

Third party debt, net	$1,753,194	$2,496,081
Accounts payable and accrued liabilities	59,886	180,461
Total liabilities	1,813,080	2,676,542
Total equity	$1,806,287	$1,606,516

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues	$93,923	$93,206	$196,975	$183,327
Property operating expenses	47,029	42,260	94,413	84,680
Real estate depreciation and amortization	36,465	40,099	79,738	81,072
Operating income/(loss)	10,429	10,847	22,824	17,575
Interest expense	(28,451)	(36,017)	(62,097)	(78,296)
Net unrealized/realized gain/(loss) on held investments	(1,735)	1,018	96,794	16,630
Other income/(loss)	147	344	331	3,386
Net income/(loss)	$(19,610)	$(23,808)	$57,852	$(40,705)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Operating lease right-of-use assets were $185.6 million and $187.6 million, respectively, and the Operating lease liabilities were $181.0 million and $183.0 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 40.5 years and 40.8 years at June 30, 2026 and December 31, 2025, respectively, and the weighted average discount rate was 5.0% at both June 30, 2026 and December 31, 2025.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2026 are as follows (dollars in thousands):

Ground Leases
2026	$6,347
2027	12,695
2028	12,695
2029	12,695
2030	12,695
Thereafter	389,340
Total future minimum lease payments (undiscounted)	446,467
Difference between future undiscounted cash flows and discounted cash flows	(265,451)
Total operating lease liabilities (discounted)	$181,016

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense:
Contractual lease expense	$3,458	$3,363	$6,916	$6,726
Variable lease expense (a)	65	53	125	103
Total operating lease expense (b)(c)	$3,523	$3,416	$7,041	$6,829
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2026, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.0 million and $1.9 million, respectively. For the six months ended June 30, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.9 million and $1.8 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and less than $0.1 million of total operating lease expense during the six months ended June 30, 2026 and 2025, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2026, our apartment home leases generally have initial terms of 12 months or less. As of June 30, 2026, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Future minimum lease payments from our retail and commercial leases as of June 30, 2026 are as follows (dollars in thousands):

Retail and Commercial Leases
2026	$13,969
2027	26,448
2028	23,804
2029	19,319
2030	14,600
Thereafter	88,159
Total future minimum lease payments (a)	$186,299
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Principal Outstanding		As of June 30, 2026
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2026	2025	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$909,154	$937,475	3.46%	3.2	16
Deferred financing costs and other non-cash adjustments (b)	(3,051)	(3,252)
Total fixed rate secured debt, net	906,103	934,223	3.51%	3.2	16
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	2.56%	5.7	1
Deferred financing costs	(40)	(43)
Total variable rate secured debt, net	26,960	26,957	2.59%	5.7	1
Total Secured Debt, net	933,063	961,180	3.49%	3.3	17
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (l)	—	—	4.41%	2.2
Borrowings outstanding under unsecured commercial paper program due July 2026 (e) (l)	480,000	445,000	4.01%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2027 (f)	10,968	26,381	4.40%	0.5
Term Loan due January 2029 (d) (l)	175,000	175,000	4.47%	2.6
Fixed Rate Debt
Term Loan due January 2029 (d) (l)	175,000	175,000	4.04%	2.6
2.95% Medium-Term Notes due September 2026 (l)	300,000	300,000	2.95%	0.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $71 and $106, respectively) (l)	299,929	299,894	3.50%	1.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $183 and $242, respectively) (l)	299,817	299,758	3.50%	1.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $2 and $2, respectively) (g) (l)	299,998	299,998	4.27%	2.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $4,862 and $5,548, respectively) (h) (l)	604,862	605,548	3.32%	3.5
3.00% Medium-Term Notes due August 2031 (net of premiums of $6,122 and $6,720, respectively) (i) (l)	606,122	606,720	3.01%	5.1
2.10% Medium-Term Notes due August 2032 (net of discounts of $214 and $232, respectively) (l)	399,786	399,768	2.10%	6.1
1.90% Medium-Term Notes due March 2033 (net of discounts of $808 and $869, respectively) (l)	349,192	349,131	1.90%	6.7
2.10% Medium-Term Notes due June 2033 (net of discounts of $692 and $742, respectively) (l)	299,308	299,258	2.10%	7.0
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,496 and $2,649, respectively) (j) (l)	297,504	297,351	4.95%	8.2
3.10% Medium-Term Notes due November 2034 (net of discounts of $735 and $780, respectively) (k) (l)	299,265	299,220	3.13%	8.3
Deferred financing costs	(15,982)	(17,838)
Total Unsecured Debt, net	4,880,769	4,860,189	3.36%	4.0
Total Debt, net	$5,813,832	$5,821,369	3.38%	3.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2026, secured debt encumbered approximately 10% of UDR’s total real estate owned based upon gross book value (approximately 90% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2026, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2026 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

In June 2026, the Company repaid a $25.0 million fixed rate mortgage at maturity with borrowings from the Company’s unsecured commercial paper program.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the term of the underlying debt instrument.

(b) During the three months ended June 30, 2026 and 2025, the Company had $0.1 million and $0.3 million, respectively, and during the six months ended June 30, 2026 and 2025 the Company had $0.2 million and $0.5 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of $(0.7) million and $(0.5) million at June 30, 2026 and December 31, 2025, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2026, the variable interest rate on the mortgage note was 2.56%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	746	—
Maximum daily borrowings during the period ended	135,000	—
Weighted average interest rate during the period ended	4.4%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $4.3 million and $4.3 million of letters of credit at June 30, 2026 and December 31, 2025, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	480,000	445,000
Weighted average daily borrowings during the period ended	413,591	318,244
Maximum daily borrowings during the period ended	570,000	650,000
Weighted average interest rate during the period ended	4.0%	4.4%
Interest rate at end of the period	4.0%	3.9%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	10,968	26,381
Weighted average daily borrowings during the period ended	16,421	18,403
Maximum daily borrowings during the period ended	48,722	62,622
Weighted average interest rate during the period ended	4.4%	5.1%
Interest rate at end of the period	4.4%	4.4%

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

JUNE 30, 2026

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2026 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2026	$28,351	$780,000	$808,351
2027	6,939	310,968	317,907
2028	166,526	300,000	466,526
2029	315,811	650,000	965,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
2035	—	—	—
Thereafter	—	—	—
Subtotal	936,154	4,890,968	5,827,122
Non-cash (a)	(3,091)	(10,199)	(13,290)
Total	$933,063	$4,880,769	$5,813,832
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.2 million during the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $2.5 million during the six months ended June 30, 2026 and 2025, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2026.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator for income/(loss) per share:
Net income/(loss)	$73,655	$40,229	$276,559	$122,300
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,609)	(2,545)	(17,670)	(7,884)
Net (income)/loss attributable to noncontrolling interests	(11)	(11)	(23)	(23)
Net income/(loss) attributable to UDR, Inc.	69,035	37,673	258,866	114,393
Distributions to preferred stockholders — Series E (Convertible)	(1,225)	(1,211)	(2,445)	(2,417)
Income/(loss) attributable to common stockholders - basic and diluted	$67,810	$36,462	$256,421	$111,976

Denominator for income/(loss) per share:
Weighted average common shares outstanding	323,601	331,284	325,775	331,211
Unvested restricted stock awards	(643)	(506)	(658)	(508)
Denominator for basic income/(loss) per share	322,958	330,778	325,117	330,703
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	329	937	270	1,014
Denominator for diluted income/(loss) per share	323,287	331,715	325,387	331,717

Income/(loss) per weighted average common share:
Basic	$0.21	$0.11	$0.79	$0.34
Diluted	$0.21	$0.11	$0.79	$0.34

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2026 and 2025, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three and six months ended June 30, 2026, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

JUNE 30, 2026

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

For the three and six months ended June 30, 2026, the Company did not enter into any forward purchase agreements under its continuous equity program.

During the three months ended June 30, 2026, the Company repurchased 5.5 million shares of its common stock at an average price of $36.49 per share for total consideration of approximately $200.3 million under its share repurchase program. During the six months ended June 30, 2026, the Company repurchased 8.2 million shares of its common stock at an average price of $36.43 per share for total consideration of approximately $300.3 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OP/DownREIT Units	22,189	22,839	22,449	22,869
Convertible preferred stock	2,816	2,816	2,816	2,816
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	329	937	270	1,014

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

JUNE 30, 2026

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2025	$859,966
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	61,778
OP Units issued for real estate, net	2,837
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(32,597)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	17,670
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(20,623)
Redeemable Long-Term and Short-Term Incentive Plan Units	11,163
Allocation of other comprehensive income/(loss)	86
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at June 30, 2026	$900,280

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended June 30, 2026 and 2025, respectively, and less than $(0.1) million and less than $(0.1) million during the six months ended June 30, 2026 and 2025, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2026 and December 31, 2025, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2026, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2026 (a)	2026	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$171,667	$174,033	$—	$—	$174,033
Equity securities (c)	871	871	871	—	—
Derivatives - Interest rate contracts (d)	1,637	1,637	—	1,637	—
Total assets	$174,175	$176,541	$871	$1,637	$174,033

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$908,497	$864,301	$—	$—	$864,301
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Revolving credit facility	—	—	—	—	—
Working capital credit facility	10,968	10,968	—	—	10,968
Commercial paper program	480,000	480,000	—	—	480,000
Unsecured notes	4,405,783	4,079,197	—	—	4,079,197
Total liabilities	$5,832,248	$5,461,466	$—	$—	$5,461,466

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$900,280	$900,280	$—	$900,280	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

			Fair Value at December 31, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$149,979	$144,160	$—	$—	$144,160
Equity securities (c)	1,479	1,479	1,479	—	—
Derivatives - Interest rate contracts (d)	272	272	—	272	—
Total assets	$151,730	$145,911	$1,479	$272	$144,160

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$937,007	$895,881	$—	$—	$895,881
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	26,381	26,381	—	—	26,381
Commercial paper program	445,000	445,000	—	—	445,000
Unsecured notes	4,406,646	4,092,949	—	—	4,092,949
Total liabilities	$5,842,034	$5,487,211	$—	$—	$5,487,211

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$859,966	$859,966	$—	$859,966	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Note receivables, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on June 30, 2026 and December 31, 2025. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2026.

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

JUNE 30, 2026

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2027, the Company estimates that an additional $1.3 million will be reclassified as a decrease to Interest expense.

As of June 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$183,977

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2026, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	$1,637	$272	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025	2026	2025
Three Months Ended June 30,
Interest rate products	$756	$(27)	$195	$1,379	$—	$—

Six Months Ended June 30,
Interest rate products	$1,764	$81	$407	$2,746	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total amount of Interest expense presented on the Consolidated Statements of Operations	$47,640	$48,665	$96,216	$96,366

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The table below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2026	$1,637	$—	$1,637	$—	$—	$1,637

December 31, 2025	$272	$—	$272	$—	$—	$272
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.9 million and $8.8 million during the three months ended June 30, 2026 and 2025, respectively, and $16.4 million and $16.3 million during the six months ended June 30, 2026 and 2025, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at June 30, 2026 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$147,617	$167,283
Other unconsolidated investments:
Real estate technology and sustainability investments (b)	-	136,057	32,943
Total		$283,674	$200,226
(a)	Represents UDR’s investment as of June 30, 2026.
(b)	As of June 30, 2026, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of June 30, 2026, there is no liability recorded.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held as of June 30, 2026. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2026 and 2025.

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

JUNE 30, 2026

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2026 and 2025, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2026	2025	2026	2025
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$125,464	$121,061	$249,048	$241,365
Northeast Region	83,108	80,548	165,005	160,635
Mid-Atlantic Region	78,179	77,206	155,617	154,421
Southeast Region	52,084	52,973	104,065	106,079
Southwest Region	47,511	48,415	93,257	95,092
Non-Mature Communities/Other	20,661	27,499	48,737	55,368
Total segment and consolidated lease revenue	$407,007	$407,702	$815,729	$812,960

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,272	$3,225	$6,233	$6,377
Northeast Region	2,355	2,427	4,419	4,593
Mid-Atlantic Region	3,775	3,505	7,316	6,815
Southeast Region	3,324	3,033	6,292	5,896
Southwest Region	2,614	2,318	4,866	4,577
Non-Mature Communities/Other	586	791	1,399	1,619
Total segment and consolidated other revenue	$15,926	$15,299	$30,525	$29,877

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$128,736	$124,286	$255,281	$247,742
Northeast Region	85,463	82,975	169,424	165,228
Mid-Atlantic Region	81,954	80,711	162,933	161,236
Southeast Region	55,408	56,006	110,357	111,975
Southwest Region	50,125	50,733	98,123	99,669
Non-Mature Communities/Other	21,247	28,290	50,136	56,987
Total segment and consolidated rental income	$422,933	$423,001	$846,254	$842,837

Total reportable apartment home segment direct property rental expenses
Same-Store Communities
Personnel	$18,715	$18,103	$38,184	$36,802
Utilities	18,155	17,261	38,236	35,813
Repair and maintenance	25,138	24,950	50,570	48,806
Administrative and marketing	9,892	9,638	19,631	18,928
Real estate taxes	49,149	47,825	99,713	97,446
Insurance	5,024	5,066	10,132	9,999
Non-Mature Communities/Other (c)	7,104	9,778	17,302	19,562
Total segment and consolidated direct property rental expenses	$133,177	$132,621	$273,768	$267,356

Reportable apartment home segment NOI
Same-Store Communities
West Region	$95,716	$92,529	$186,392	$182,786
Northeast Region	55,745	53,933	108,501	106,391
Mid-Atlantic Region	55,608	55,302	109,759	110,202
Southeast Region	37,451	38,251	74,263	76,434
Southwest Region	31,093	31,853	60,737	62,243
Non-Mature Communities/Other	14,143	18,512	32,834	37,425
Total segment and consolidated NOI	289,756	290,380	572,486	575,481

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2026

Reconciling items:
Joint venture management and other fees	2,466	2,398	4,994	4,510
Property management	(13,745)	(13,747)	(27,503)	(27,392)
Other operating expenses	(12,966)	(7,753)	(22,381)	(15,812)
Real estate depreciation and amortization	(160,120)	(163,191)	(321,388)	(324,585)
General and administrative	(18,714)	(19,929)	(38,078)	(39,424)
Casualty-related (charges)/recoveries, net	(3,073)	(3,382)	(8,802)	(6,679)
Other depreciation and amortization	(3,451)	(7,387)	(6,786)	(14,454)
Gain/(loss) on sale of real estate owned	35,704	—	193,120	47,939
Income/(loss) from unconsolidated entities	3,271	3,629	22,967	9,443
Interest expense	(47,640)	(48,665)	(96,216)	(96,366)
Interest income and other income/(expense), net	2,596	8,134	5,030	10,055
Tax (provision)/benefit, net	(429)	(258)	(884)	(416)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,609)	(2,545)	(17,670)	(7,884)
Net (income)/loss attributable to noncontrolling interests	(11)	(11)	(23)	(23)
Net income/(loss) attributable to UDR, Inc.	$69,035	$37,673	$258,866	$114,393
(a)	Same-Store Community population consisted of 52,426 apartment homes.
(b)	Same-Store Community population consisted of 52,341 apartment homes
(c)	Non-Mature Communities/Other direct property rental expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,	December 31,
	2026	2025
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,582,531	$4,548,969
Northeast Region	3,857,146	3,835,341
Mid-Atlantic Region	3,282,974	3,268,160
Southeast Region	1,629,719	1,612,705
Southwest Region	1,819,538	1,809,292
Non-Mature Communities/Other	1,223,977	1,413,418
Total segment assets	16,395,885	16,487,885
Accumulated depreciation	(7,518,827)	(7,374,546)
Total segment assets — net book value	8,877,058	9,113,339
Reconciling items:
Cash and cash equivalents	1,193	1,222
Restricted cash	34,936	35,710
Notes receivable, net	171,667	149,979
Investment in and advances to unconsolidated joint ventures, net	728,837	886,492
Operating lease right-of-use assets	185,647	187,624
Other assets	266,010	231,308
Total consolidated assets	$10,265,348	$10,605,674
(a)	Same-Store Community population consisted of 52,426 apartment homes.

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

JUNE 30, 2026

v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2026 and 2025, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and, prior to its liquidation in July 2026, UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At June 30, 2026, our consolidated real estate portfolio included 162 communities in 12 states plus the District of Columbia totaling 54,173 apartment homes. In addition, we have an ownership interest in 8,720 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 3,319 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and six months ended June 30, 2026, was 52,426 and 52,341, respectively.

The following table summarizes our same-store market information by major geographic markets as of and for the three and six months ended June 30, 2026, as applicable:

	June 30, 2026				Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
			Percentage	Total	Weighted	Monthly	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.8%	$1,440,413	96.3%	$3,252	96.2%	$3,236
San Francisco, CA	14	3,317	7.6%	1,242,186	97.8%	3,817	97.7%	3,758
Seattle, WA	12	2,290	5.7%	931,618	97.3%	2,984	97.1%	2,966
Monterey Peninsula, CA	7	1,567	1.3%	211,001	96.2%	2,435	96.7%	2,421
Los Angeles, CA	4	1,225	3.0%	497,676	95.8%	3,289	96.0%	3,272
Other Southern California	3	821	1.4%	232,048	96.7%	3,040	96.7%	2,996
Portland, OR	1	220	0.2%	27,589	97.4%	2,148	97.2%	2,158
Northeast Region
Boston, MA	12	4,667	12.2%	2,000,183	96.7%	3,395	96.5%	3,371
New York, NY	4	1,945	8.6%	1,407,693	97.6%	5,340	98.0%	5,279
Philadelphia, PA	4	1,172	2.7%	449,270	97.0%	2,663	96.6%	2,639
Mid-Atlantic Region
Metropolitan D.C.	24	9,119	16.5%	2,703,354	96.6%	2,526	96.4%	2,516
Baltimore, MD	6	1,721	3.0%	489,511	96.9%	2,142	96.7%	2,128
Richmond, VA	2	841	0.5%	90,109	94.6%	1,885	94.6%	1,871
Southeast Region
Tampa, FL	10	3,611	4.2%	694,307	96.6%	2,152	96.5%	2,150
Orlando, FL	10	3,293	3.5%	575,948	96.7%	1,910	96.6%	1,904
Nashville, TN	7	2,055	1.6%	259,500	95.2%	1,741	95.4%	1,727
Other Florida	1	636	0.6%	99,964	96.7%	2,396	96.4%	2,389
Southwest Region
Dallas, TX	20	7,449	8.5%	1,386,135	96.6%	1,810	96.8%	1,775
Austin, TX	6	1,880	2.0%	330,313	97.0%	1,704	96.8%	1,717
Denver, CO	1	292	0.6%	103,090	96.6%	2,061	96.2%	2,063
Total/Average Same-Store Communities	156	52,426	92.5%	15,171,908	96.6%	$2,642	96.6%	$2,623
Non-Mature, Commercial Properties & Other	5	1,512	5.8%	942,312
Total Real Estate Held for Investment	161	53,938	98.3%	16,114,220
Real Estate Under Development (b)	—	—	0.9%	147,617
Real Estate Held for Disposition (c)	1	235	0.8%	134,048
Total Real Estate Owned	162	54,173	100.0%	16,395,885
Total Accumulated Depreciation				(7,518,827)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,877,058
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2026, the Company was developing two wholly-owned communities with a total of 685 apartment homes, none of which have been completed.
(c)	The Company had one community located in Seattle, Washington that met the criteria to be classified as held for disposition at June 30, 2026.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held as of June 30, 2026. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three and six months ended June 30, 2026, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the three months ended June 30, 2026, the Company repurchased 5.5 million shares of its common stock at an average price of $36.49 per share for total consideration of approximately $200.3 million under its share repurchase program. During the six months ended June 30, 2026, the Company repurchased 8.2 million shares of its common stock at an average price of $36.43 per share for total consideration of approximately $300.3 million under its share repurchase program.

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

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2026, we had issued $480.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.01%, leaving $220.0 million of unused capacity.

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

During the remainder of 2026, we have approximately $28.4 million of secured debt maturing, inclusive of principal amortization, and $780.0 million of unsecured debt maturing. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

The following tables present the summarized financial information for the Operating Partnership as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	June 30,	December 31,
	2026	2025
Total real estate, net	$2,530,140	$2,624,249
Cash and cash equivalents	2	—
Operating lease right-of-use assets	186,280	188,343
Other assets	97,309	37,548
Total assets	$2,813,731	$2,850,140

Secured debt, net	$374,672	$375,820
Notes payable to UDR (a)	1,535,816	1,697,552
Operating lease liabilities	181,695	183,731
Other liabilities	327,357	146,348
Total liabilities	2,419,540	2,403,451
Total capital	$394,191	$446,689

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$155,214	$152,832	$311,224	$305,028
Property operating expenses	(61,511)	(58,096)	(125,584)	(124,587)
Real estate depreciation and amortization	(47,709)	(46,549)	(96,238)	(92,690)
Operating income/(loss)	45,994	48,187	89,402	87,751
Interest expense (a)	(20,099)	(18,445)	(40,447)	(36,323)
Gain/(loss) on sale of real estate	35,704	—	82,055	—
Other income/(loss)	2,743	(5,909)	1,789	(3,053)
Net income/(loss)	$64,342	$23,833	$132,799	$48,375
(a)	All $1.5 billion and $1.7 billion notes payable to UDR as of June 30, 2026 and December 31, 2025, respectively, and $15.9 million and $14.1 million of interest expense on notes payable to UDR for the three months ended June 30, 2026 and 2025, respectively, and $32.0 million and $27.7 million of interest expense on notes payable to UDR for the six months ended June 30, 2026 and 2025, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.

Operating Activities

For the six months ended June 30, 2026, our Net cash provided by/(used in) operating activities was $390.9 million, compared to $406.5 million for the comparable period in 2025. The decrease in cash flow from operating activities was primarily due to a decrease in operating distributions from our unconsolidated joint ventures and partnerships, partially offset by changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2026, Net cash provided by/(used in) investing activities was $225.8 million, compared to $(40.9) million for the comparable period in 2025. The increase in cash provided by investing activities was primarily due to an increase in distributions received from unconsolidated joint ventures and partnerships, a decrease in the issuance of notes receivables during the current period compared to the prior year period, a decrease in capital expenditures, and an increase in proceeds from the sales of real estate investments, partially offset by an increase in spend on acquisitions and an increase in spend for development of real estate.

Acquisitions

In April 2026, the Company acquired a 232-home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the liquidation, the Company repaid the joint venture’s $53.4 million first mortgage loan and settled its $18.9 million preferred equity investment. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $72.1 million, and recorded $1.2 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $0.3 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

In June 2026, the Company acquired the developer’s equity interest in a 66 apartment home operating community located in Santa Monica, California. The Company previously held a secured first mortgage loan and preferred equity investment with the joint venture. In connection with the acquisition, the Company issued $2.8 million of OP Units to the developer. As a result, the joint venture became wholly owned, and the Company began consolidating the community. Concurrent with the acquisition, the Company's first mortgage loan, including accrued interest, was settled in full, and its preferred equity investment was adjusted to its liquidation value, resulting in a $3.8 million gain recognized in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The Company increased its real estate assets owned by approximately $45.1 million, and recorded $1.2 million of in-place lease intangibles.

Dispositions

In March 2026, the Company sold four operating communities located in various markets with a total of 1,159 apartment homes for gross proceeds of $362.0 million, resulting in total gains of approximately $157.4 million.

In June 2026, the Company sold an operating community located in Nashville, Tennessee with 206 apartment homes for gross proceeds of $41.5 million, resulting in a gain of approximately $35.7 million. As of June 30, 2026, the net proceeds of $40.8 million were held by a qualified intermediary, which was recorded in Other Assets on the Consolidated Balance Sheets.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2026, total capital expenditures of $108.4 million, or $1,991 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $119.9 million, or $2,168 per stabilized home, for the comparable period in 2025.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 37.1%, or $14.4 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	a decrease of 4.2%, or $1.5 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	an increase of $2.7 million in spend as compared to 2025 for our operating platform, which includes smart home technology updates at certain of our properties; and
●	an increase of 3.5%, or $1.6 million, in recurring capital expenditures, which includes asset preservation expenditures and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2026 and 2025 (dollars in thousands except Per Home amounts):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Turnover capital expenditures	$7,723	$8,172	(5.5)%	$142	$148	(4.1)%
Asset preservation expenditures	38,876	36,868	5.4%	714	666	7.2%
Total recurring capital expenditures	46,599	45,040	3.5%	856	814	5.2%
NOI enhancing improvements (a)	33,713	35,203	(4.2)%	619	636	(2.7)%
Major renovations (b)	24,414	38,817	(37.1)%	449	702	(36.0)%
Operations platform	3,632	887	309.5%	67	16	318.8%
Total capital expenditures (c)	$108,358	$119,947	(9.7)%	$1,991	$2,168	(8.2)%
Repair and maintenance expense	$52,996	$51,258	3.4%	$974	$927	5.1%
Average home count (d)	54,433	55,324	(1.6)%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2026, our development pipeline consisted of two wholly-owned communities totaling 685 apartment homes, none of which have been completed, with a budget of $314.9 million, in which we have a gross carrying value of $147.6 million. The homes are estimated to be completed between the first quarter of 2027 and the second quarter of 2029. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities at other development sites in preparation of future commencements.

At June 30, 2026, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2026:

●	we made investments totaling $2.8 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $23.0 million; and
●	we received distributions of $157.0 million, of which $14.3 million were operating cash flows and $142.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the six months ended June 30, 2026 and 2025.

Financing Activities

For the six months ended June 30, 2026, our Net cash provided by/(used in) financing activities was $(617.5) million, compared to $(365.9) million for the comparable period of 2025.

The following significant financing activities occurred during the six months ended June 30, 2026:

●	repaid $28.3 million of secured debt;
●	received net proceeds of $35.0 million, net on our unsecured commercial paper program;
●	repaid $15.4 million on our revolving bank debt;
●	repurchased 8.2 million common shares for approximately $300.3 million,
●	paid $19.8 million of distributions to redeemable noncontrolling interests; and
●	paid $282.9 million of distributions to our common stockholders.

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

As of June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $4.3 million of letters of credit at June 30, 2026), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2026, we had $11.0 million of outstanding borrowings under the Working Capital Credit Facility, leaving $64.0 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2026.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2026, we had issued $480.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.01%, leaving $220.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $693.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2026. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2026 would increase by $3.3 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by/(used in) operating activities	$390,918	$406,545
Net cash provided by/(used in) investing activities	225,799	(40,938)
Net cash provided by/(used in) financing activities	(617,520)	(365,925)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $67.8 million ($0.21 per diluted share) for the three months ended June 30, 2026, as compared to $36.5 million ($0.11 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain on the sale of real estate of $35.7 million from the sale of an operating community located in Nashville, Tennessee during the three months ended June 30, 2026, as compared to no gain on the sale of real estate during the three months ended June 30, 2025; and
●	a decrease in other depreciation and amortization of $3.9 million primarily due to $3.0 million of software transition related costs incurred during the three months ended June 30, 2025, as compared to none during the three months ended June 30, 2026.

This was partially offset by:

●	a decrease in interest income and other income/(expense), net of $5.5 million primarily due to a $5.2 million decrease in interest income from our notes receivables primarily due to lower average notes receivable balances during the three months ended June 30, 2026, as compared to the same period in 2025; and
●	an increase in other operating expenses of $5.2 million primarily due to an increase in legal fees incurred during the three months ended June 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

Net income/(loss) attributable to common stockholders was $256.4 million ($0.79 per diluted share) for the six months ended June 30, 2026, as compared to $112.0 million ($0.34 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $193.1 million from the sale of five operating communities located in various markets during the six months ended June 30, 2026, as compared to gains on the sale of real estate of $47.9 million from the sale of two operating communities located in various markets during the six months ended June 30, 2025;
●	an increase in income/(loss) from unconsolidated entities of $13.5 million primarily due to an increase of $14.7 million from realized and unrealized gains on real estate technology investments; and
●	a decrease in other depreciation and amortization of $7.7 million primarily due to $5.9 million of software transition related costs incurred during the six months ended June 30, 2025, as compared to none during the six months ended June 30, 2026.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $9.8 million primarily attributed to the noncontrolling interests’ share of the gain from the sale of five operating communities located in various markets during the six months ended June 30, 2026, as compared to the noncontrolling interests’ share of the gain from the sale of two operating communities located in various markets in the same period of 2025;
●	an increase in other operating expenses of $6.6 million primarily due to an increase in legal fees incurred during the six months ended June 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025; and
●	a decrease in interest income and other income/(expense), net of $5.0 million primarily due to a $4.9 million decrease in interest income from our notes receivables primarily due to lower average notes receivable balances during the six months ended June 30, 2026, as compared to the same period in 2025.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2026	2025	% Change	2026	2025	% Change
Same-Store Communities:
Same-Store rental income	$401,686	$394,711	1.8%	$796,118	$785,850	1.3%
Same-Store operating expense (c)	(126,073)	(122,843)	2.6%	(256,466)	(247,794)	3.5%
Same-Store NOI	275,613	271,868	1.4%	539,652	538,056	0.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	5,398	2,242	NM *	12,021	4,439	NM *
Acquired communities NOI	919	—	N/A	919	—	N/A
Development communities NOI (e)	(35)	—	NM *	(35)	—	NM *
Non-residential/other NOI (f)	4,900	3,655	34.1%	9,096	7,409	22.8%
Sold and held for disposition communities NOI	2,961	12,615	(76.5)%	10,833	25,577	(57.6)%
Total Non-Mature Communities/Other NOI	14,143	18,512	(23.6)%	32,834	37,425	(12.3)%
Total property NOI	$289,756	$290,380	(0.2)%	$572,486	$575,481	(0.5)%

* Not meaningful

(a)	Same-Store consists of 52,426 apartment homes.
(b)	Same-Store consists of 52,341 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Represents communities recently developed or under development that have not achieved 90% occupancy for three consecutive months and therefore do not meet the criteria to be included in Stabilized, non-mature communities.
(f)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income/(loss) attributable to UDR, Inc.	$69,035	$37,673	$258,866	$114,393
Joint venture management and other fees	(2,466)	(2,398)	(4,994)	(4,510)
Property management	13,745	13,747	27,503	27,392
Other operating expenses	12,966	7,753	22,381	15,812
Real estate depreciation and amortization	160,120	163,191	321,388	324,585
General and administrative	18,714	19,929	38,078	39,424
Casualty-related charges/(recoveries), net	3,073	3,382	8,802	6,679
Other depreciation and amortization	3,451	7,387	6,786	14,454
(Gain)/loss on sale of real estate owned	(35,704)	—	(193,120)	(47,939)
(Income)/loss from unconsolidated entities	(3,271)	(3,629)	(22,967)	(9,443)
Interest expense	47,640	48,665	96,216	96,366
Interest income and other (income)/expense, net	(2,596)	(8,134)	(5,030)	(10,055)
Tax provision/(benefit), net	429	258	884	416
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,609	2,545	17,670	7,884
Net income/(loss) attributable to noncontrolling interests	11	11	23	23
Total property NOI	$289,756	$290,380	$572,486	$575,481

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held on June 30, 2026 consisted of 52,426 and 52,341 apartment homes, respectively, and provided 95.1% and 94.3% of our total NOI for the three and six months ended June 30, 2026.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

NOI for our Same-Store Community properties increased 1.4%, or $3.7 million, for the three months ended June 30, 2026 compared to the same period in 2025. The increase in property NOI was attributable to a 1.8%, or $7.0 million, increase in property rental income, partially offset by a 2.6%, or $3.2 million, increase in operating expenses. The increase in property rental income was primarily driven by a 0.7%, or $2.4 million, increase in rental rates, a 5.8%, or $2.8 million, increase in reimbursement and other income and a $2.3 million decrease in bad debt expense primarily due to a reduction in delinquent homes resulting in higher collections. Weighted average physical occupancy decreased by 0.2% to 96.6% and total monthly income per occupied home increased by 2.0% to $2,642.

The increase in operating expenses was primarily driven by a 2.8%, or a $1.3 million, increase in real estate taxes due to higher assessed valuations, a 5.2%, or $0.9 million, increase in utilities primarily due to an increase in commodity prices, and a 3.4% or $0.6 million, increase in personnel costs primarily due to annual merit increases and severance costs.

The operating margin (property net operating income divided by property rental income) was 68.6% and 68.9% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

NOI for our Same-Store Community properties increased 0.3%, or $1.6 million, for the six months ended June 30, 2026 compared to the same period in 2025. The increase in property NOI was attributable to a 1.3%, or $10.3 million, increase in property rental income, partially offset by a 3.5%, or $8.7 million, increase in operating expenses. The increase in property rental income was primarily driven by a 0.7%, or $5.0 million, increase in rental rates, a 5.5%, or $5.2 million, increase in reimbursement and other income and a $2.4 million decrease in bad debt expense primarily due to a reduction in delinquent homes resulting in higher collections, partially offset by a 14.9%, or $3.1 million, increase in vacancy loss. Weighted average physical occupancy decreased by 0.5% to 96.6% and total monthly income per occupied home increased by 1.8% to $2,623.

The increase in operating expenses was primarily driven by a 6.8%, or $2.4 million, increase in utilities primarily due to an increase in commodity prices, a 2.3%, or $2.3 million, increase in real estate taxes due to higher assessed valuations, a 3.6%, or $1.8 million, increase in repair and maintenance expense due to increases in third party vendor costs and weather related events, and a 3.8%, or $1.4 million, increase in personnel costs primarily due to annual merit increases and severance costs.

The operating margin (property net operating income divided by property rental income) was 67.8% and 68.5% for the six months ended June 30, 2026 and 2025, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

The remaining 4.9%, or $14.1 million, of our total NOI during the three months ended June 30, 2026 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 23.6%, or $4.4 million, for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a $9.7 million decrease in sold and held for disposition communities NOI due to the sale of five operating communities during 2026, partially offset by a $3.2 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and communities acquired in 2025 becoming stabilized.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

The remaining 5.7%, or $32.8 million, of our total NOI during the six months ended June 30, 2026 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 12.3%, or $4.6 million, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a $14.7 million decrease in sold and held for disposition communities NOI due to the sale of five operating communities during 2026, partially offset by a $7.6 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and communities acquired in 2025 becoming stabilized.

Gain/(loss) on sale of real estate owned

For the three months ended June 30, 2026, the Company recognized gain/(loss) on sale of real estate owned of $35.7 million as compared to none for the three months ended June 30, 2025. The increase in 2026 as compared to 2025 was attributable to the sale of an operating community located in Nashville, Tennessee during the three months ended June 30, 2026, as compared to no sales of real estate during the three months ended June 30, 2025.

For the six months ended June 30, 2026, the Company recognized gain/(loss) on sale of real estate owned of $193.1 million as compared to $47.9 million on sale of real estate owned for the six months ended June 30, 2025. The increase in 2026 as compared to 2025 was attributable to the sale of five operating communities located in various markets during the six months ended June 30, 2026, as compared to the sale of two operating communities located in various markets during the six months ended June 30, 2025.

Income/(loss) from unconsolidated entities

For the six months ended June 30, 2026 and 2025, the Company recognized income/(loss) from unconsolidated entities of $23.0 million and $9.4 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase of $14.7 million from realized and unrealized gains on real estate technology investments.

Other operating expenses

For the three months ended June 30, 2026 and 2025, the Company recognized other operating expenses of $13.0 million and $7.8 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase in legal fees incurred during the three months ended June 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

For the six months ended June 30, 2026 and 2025, the Company recognized other operating expenses of $22.4 million and $15.8 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase in legal fees incurred during the six months ended June 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

Interest income and other income/(expense), net

For the three months ended June 30, 2026 and 2025, the Company recognized interest income and other income/(expense), net of $2.6 million and $8.1 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to a $5.2 million decrease in interest income from our notes receivables primarily due to lower notes receivable balances during the three months ended June 30, 2026, as compared to the same period in 2025.

For the six months ended June 30, 2026 and 2025, the Company recognized interest income and other income/(expense), net of $5.0 million and $10.1 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to a $4.9 million decrease in interest income from our notes receivables primarily due to lower notes receivable balances during the six months ended June 30, 2026, as compared to the same period in 2025.

Other depreciation and amortization

For the three months ended June 30, 2026 and 2025, the Company recognized other depreciation and amortization of $3.5 million and $7.4 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to $3.0 million of software transition related costs incurred during the three months ended June 30, 2025, as compared to none during the three months ended June 30, 2026.

For the six months ended June 30, 2026 and 2025, the Company recognized other depreciation and amortization of $6.8 million and $14.5 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to $5.9 million of software transition related costs incurred during the six months ended June 30, 2025, as compared to none during the six months ended June 30, 2026.

Noncontrolling Interest

For the six months ended June 30, 2026 and 2025, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $17.7 million and $7.9 million, respectively. The increase in 2026 as compared to 2025 primarily attributed to the noncontrolling interests’ share of the gains from the sale of five operating communities located in various markets during the three months ended June 30, 2026, as compared to the noncontrolling interests’ share of the gains from the sale of two operating communities located in various markets in the same period of 2025.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and six months ended June 30, 2026.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income/(loss) attributable to common stockholders	$67,810	$36,462	$256,421	$111,976
Real estate depreciation and amortization	160,120	163,191	321,388	324,585
Noncontrolling interests	4,620	2,556	17,693	7,907
Real estate depreciation and amortization on unconsolidated joint ventures	10,857	13,458	26,338	26,224
Net (gain)/loss on consolidation	(275)	(286)	(275)	(286)
Net gain on the sale of depreciable real estate owned, net of tax	(35,674)	—	(193,090)	(47,939)
FFO attributable to common stockholders and unitholders, basic	$207,458	$215,381	$428,475	$422,467
Distributions to preferred stockholders — Series E (Convertible)	1,225	1,211	2,445	2,417
FFO attributable to common stockholders and unitholders, diluted	$208,683	$216,592	$430,920	$424,884
Income/(loss) per weighted average common share, diluted	$0.21	$0.11	$0.79	$0.34
FFO per weighted average common share and unit, basic	$0.60	$0.61	$1.23	$1.19
FFO per weighted average common share and unit, diluted	$0.60	$0.61	$1.23	$1.19
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	345,147	353,617	347,566	353,572
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	348,292	357,370	350,652	357,402

Impact of adjustments to FFO:
Legal and other costs	$8,418	$3,358	$13,601	$7,163
Realized and unrealized (gain)/loss on real estate technology investments, net of tax	1,277	220	(14,157)	431
Severance costs	532	1,024	532	1,523
Software transition related costs	—	2,967	—	5,934
Casualty-related charges/(recoveries)	3,073	3,382	8,802	6,679
Total impact of adjustments to FFO	$13,300	$10,951	$8,778	$21,730
FFOA attributable to common stockholders and unitholders, diluted	$221,983	$227,543	$439,698	$446,614

FFOA per weighted average common share and unit, diluted	$0.64	$0.64	$1.25	$1.25

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(28,465)	(29,201)	(49,165)	(47,606)
AFFO attributable to common stockholders and unitholders, diluted	$193,518	$198,342	$390,533	$399,008

AFFO per weighted average common share and unit, diluted	$0.56	$0.56	$1.11	$1.12

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	345,147	353,617	347,566	353,572
Weighted average number of OP/DownREIT Units outstanding	(22,189)	(22,839)	(22,449)	(22,869)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	322,958	330,778	325,117	330,703

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	348,292	357,370	350,652	357,402
Weighted average number of OP/DownREIT Units outstanding	(22,189)	(22,839)	(22,449)	(22,869)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,816)	(2,816)	(2,816)	(2,816)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	323,287	331,715	325,387	331,717

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2026, approximately 75.0% of our total NOI was generated from communities located in Metropolitan D.C. (17.0%), Boston, MA (11.5%), Orange County, CA (11.2%), the San Francisco Bay Area, CA (9.3%), Dallas, TX (8.8%), New York, NY (6.1%), Tampa, FL (5.1%) and Seattle, WA (5.2%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

●	a significant portion of the proceeds from some property sales may be held by intermediaries in order for such sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales;
●	federal tax laws limit our ability to profit on the sale of communities or interests in communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable or when we may otherwise desire to sell; and
●	local laws that allow first right of refusal for tenants or community organizations may increase the length of time to dispose of a property.

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

An Epidemic, Pandemic or Other Health Crisis, and Measures Intended to Prevent the Spread of Such an Event, Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition. We face risks related to an epidemic, pandemic or other health crisis, which in the past have impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The impact of an epidemic, pandemic or other health crisis, and measures to prevent the spread of such an event, could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have in the past been, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions such as eviction moratoriums, shelter-in-place orders, prohibitions or limits on charging certain fees, and limitations on collections and/or rent increases. Such government actions have affected, and may again in the future affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which has in turn negatively impacted, and may in the future negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2026, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $728.8 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed, and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments as well as the federal government have enacted and may continue to enact rent control, rent stabilization, eviction, tenants’ rights, allowable fees, and other matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or charge fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties. These laws, regulations and policies may apply prospectively or retroactively. For example, in 2023, Montgomery County, Maryland enacted rent control that currently impacts a portion of our portfolio in that market. In 2024, the State of New York passed the Good Cause Eviction Law, which established rent limits on certain market-rate apartments. In the City of New York, the new administration was successful in enacting a freeze on rent increases for covered properties. Although our properties currently have minimal exposure to the city’s allowable annual rent increases, such a freeze, or other measures that seek to increase affordability, would in turn reduce our property values. In 2024, the City of Salinas, California passed a rent stabilization ordinance that impacted all our properties within the city. In 2025, the State of Washington enacted statewide rent control, which initially impacts a portion of our properties within the state. In some cases, the increases in rents allowed by such regulations may not offset increases in expenses, whether such increases in expenses are due to inflation or otherwise. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. In addition, the increases in regulations applicable to our business in general may increase our costs of compliance and could have an adverse effect on our financial performance.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, among others, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs, including compliance penalties, and could have an adverse effect on our financial performance.

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

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2026, we had approximately $693.0 million of variable rate indebtedness outstanding, which constitutes approximately 11.9% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

The Operating Partnership Intends to Qualify as a Partnership, but Cannot Guarantee That It Will Qualify. The Operating Partnership intends to qualify as a partnership for federal income tax purposes, and we intend to take that position for all income tax reporting purposes. If classified as a partnership, the Operating Partnership generally will not be a taxable entity and will not incur federal income tax liability. However, the Operating Partnership would be treated as a corporation for federal income tax purposes if it were a "publicly traded partnership," unless at least 90% of its income was qualifying income as defined in the Code. A "publicly traded partnership" is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although the Operating Partnership's partnership units are not traded on an established securities market, because of the redemption rights of its limited partners, the Operating Partnership's units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership may not qualify for one of the "safe harbors" under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership may not meet this qualifying income test. If the Operating Partnership were to be taxed as a corporation, unless it qualified for relief under certain statutory savings provisions, it would incur substantial tax liabilities, and we would then fail to qualify as a REIT for tax purposes and our ability to raise additional capital would be impaired. In addition, even if the 90% test were met if the Operating Partnership were a publicly traded partnership, there could be adverse tax impacts for certain limited partners.

In July 2026, the DownREIT Partnership was liquidated. In connection with the liquidation, the assets of the DownREIT were acquired by the Operating Partnership and the outstanding DownREIT Units were exchanged for two new classes of units in the Operating Partnership. (See Note 1, Basis of Presentation, in the Notes to the UDR Consolidated Financial Statements included in this report for further discussion).

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);

●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity, geopolitical events or armed conflicts (including the ongoing war between Russia and Ukraine and the war in the Middle East and potential further escalation or expansion thereof), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under an at-the-market equity distribution program.

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

During the three months ended June 30, 2026, we issued 64,976 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. On May 4, 2026, the Company announced that its Board of Directors has authorized increasing its share repurchase program by 25 million shares, effective immediately. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended June 30, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	8,988	$36.74	8,988	6,012
April 1, 2026 through April 30, 2026	1,427	35.01	1,427	4,585
May 1, 2026 through May 31, 2026	2,033	36.87	2,033	27,552
June 1, 2026 through June 30, 2026	2,028	37.10	2,028	25,524
Balance as of June 30, 2026	14,476	$36.64	14,476	25,524
(a)	This number reflects the number of shares that were available for purchase under our share repurchase program authorized in January 2008 and upsized in May 2026.

During the three months ended June 30, 2026, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2026 through April 30, 2026	—	$—	N/A	N/A
May 1, 2026 through May 31, 2026	<1	37.46	N/A	N/A
June 1, 2026 through June 30, 2026	—	—	N/A	N/A
Total	<1	$37.46
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Second Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P., dated as of July 1, 2026.

22.1	List of Guarantor Subsidiaries of UDR, Inc. (incorporated by reference to Exhibit 22.1 to UDR Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 28, 2026	/s/ David D. Bragg
David D. Bragg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)