Form 10-Q
period 2026-09-30
UDR, Inc.
filed 2026-11-03
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 30, 2026 was 316,888,770.

UDR, INC.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$16,403,674	$16,415,000
Less: accumulated depreciation	(7,510,899)	(7,374,546)
Real estate held for investment, net	8,892,775	9,040,454
Real estate under development (net of accumulated depreciation of $170 and $0, respectively)	170,221	72,885
Real estate held for disposition (net of accumulated depreciation of $34,253 and $0, respectively)	20,327	—
Total real estate owned, net of accumulated depreciation	9,083,323	9,113,339

Cash and cash equivalents	1,184	1,222
Restricted cash	35,778	35,710
Notes receivable, net	90,480	149,979
Investment in and advances to unconsolidated joint ventures, net	659,105	886,492
Operating lease right-of-use assets	184,642	187,624
Other assets	246,704	231,308
Total assets	$10,301,216	$10,605,674

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$931,510	$961,180
Unsecured debt, net	4,824,801	4,860,189
Operating lease liabilities	180,026	182,963
Real estate taxes payable	67,342	45,640
Accrued interest payable	26,978	51,698
Security deposits and prepaid rent	57,330	61,205
Distributions payable	150,907	151,934
Accounts payable, accrued expenses, and other liabilities	134,557	142,102
Total liabilities	6,373,451	6,456,911

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	799,194	859,966

Equity:
Preferred stock, no par value; 50,000,000 shares authorized at September 30, 2026 and December 31, 2025:
8.00% Series E Cumulative Convertible; 2,600,678 and 2,600,678 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	43,192	43,192
Series F; 9,776,269 and 10,105,845 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Common stock, $0.01 par value; 450,000,000 shares authorized at September 30, 2026 and December 31, 2025:
321,267,264 and 328,273,044 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,213	3,283
Additional paid-in capital	7,218,648	7,480,594
Distributions in excess of net income	(4,140,208)	(4,240,268)
Accumulated other comprehensive income/(loss), net	3,389	1,660
Total stockholders’ equity	3,128,235	3,288,462
Noncontrolling interests	336	335
Total equity	3,128,571	3,288,797
Total liabilities and equity	$10,301,216	$10,605,674

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES:
Rental income	$424,581	$429,294	$1,270,835	$1,272,131
Joint venture management and other fees	3,500	2,570	8,494	7,080
Total revenues	428,081	431,864	1,279,329	1,279,211
OPERATING EXPENSES:
Property operating and maintenance	80,981	79,373	238,044	230,976
Real estate taxes and insurance	57,002	57,786	173,707	173,539
Property management	13,799	13,952	41,302	41,344
Other operating expenses	10,039	6,975	32,420	22,787
Real estate depreciation and amortization	161,569	165,926	482,957	490,511
General and administrative	20,559	22,732	58,637	62,156
Casualty-related charges/(recoveries), net	548	1,755	9,350	8,434
Other depreciation and amortization	3,479	7,009	10,265	21,463
Total operating expenses	347,976	355,508	1,046,682	1,051,210
Gain/(loss) on sale of real estate owned	190,084	—	383,204	47,939
Operating income	270,189	76,356	615,851	275,940

Income/(loss) from unconsolidated entities	1,613	14,011	24,580	23,454
Interest expense	(48,583)	(50,569)	(144,799)	(146,935)
Interest income and other income/(expense), net	8,144	3,714	13,174	13,769
Income/(loss) before income taxes	231,363	43,512	508,806	166,228
Tax (provision)/benefit, net	(489)	(382)	(1,373)	(798)
Net income/(loss)	230,874	43,130	507,433	165,430
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,768)	(2,709)	(32,438)	(10,593)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	216,094	40,409	474,960	154,802
Distributions to preferred stockholders — Series E (Convertible)	(1,225)	(1,211)	(3,670)	(3,628)
Net income/(loss) attributable to common stockholders	$214,869	$39,198	$471,290	$151,174

Income/(loss) per weighted average common share:
Basic	$0.67	$0.12	$1.46	$0.46
Diluted	$0.67	$0.12	$1.45	$0.46

Weighted average number of common shares outstanding:
Basic	320,634	330,668	323,607	330,692
Diluted	324,012	331,241	326,790	331,443

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income/(loss)	$230,874	$43,130	$507,433	$165,430
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	700	547	2,465	628
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(211)	279	(618)	(2,467)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	489	826	1,847	(1,839)
Comprehensive income/(loss)	231,363	43,956	509,280	163,591
Comprehensive (income)/loss attributable to noncontrolling interests	(14,812)	(2,775)	(32,591)	(10,495)
Comprehensive income/(loss) attributable to UDR, Inc.	$216,551	$41,181	$476,689	$153,096

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2026	$43,193	$3,213	$7,216,484	$(4,327,138)	$2,931	$336	$2,939,019
Net income/(loss) attributable to UDR, Inc.	—	—	—	216,094	—	—	216,094
Other comprehensive income/(loss)	—	—	—	—	458	—	458
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,352	—	—	—	2,352
Issuance of common shares through public offering, net	—	—	(288)	—	—	—	(288)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	100	—	—	—	100
Common stock distributions declared ($0.435 per share)	—	—	—	(139,701)	—	—	(139,701)
Preferred stock distributions declared-Series E ($0.471 per share)	—	—	—	(1,225)	—	—	(1,225)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	111,762	—	—	111,762
Balance at September 30, 2026	$43,193	$3,213	$7,218,648	$(4,140,208)	$3,389	$336	$3,128,571

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2025	$43,193	$3,283	$7,480,594	$(4,240,268)	$1,660	$335	$3,288,797
Net income/(loss) attributable to UDR, Inc.	—	—	—	474,960	—	—	474,960
Other comprehensive income/(loss)	—	—	—	—	1,729	—	1,729
Issuance/(forfeiture) of common and restricted shares, net	—	3	6,328	—	—	—	6,331
Issuance of common shares through public offering, net	—	—	(761)	—	—	—	(761)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	10	32,687	—	—	—	32,697
Contribution from non-controlling interest	—	—	—	—	—	1	1
Common stock distributions declared ($1.305 per share)	—	—	—	(421,214)	—	—	(421,214)
Repurchase of common shares	—	(83)	(300,200)	—	—	—	(300,283)
Preferred stock distributions declared-Series E ($1.413 per share)	—	—	—	(3,670)	—	—	(3,670)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	49,984	—	—	49,984
Balance at September 30, 2026	$43,193	$3,213	$7,218,648	$(4,140,208)	$3,389	$336	$3,128,571

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2025	$43,193	$3,313	$7,582,852	$(4,305,702)	$1,160	$335	$3,325,151
Net income/(loss) attributable to UDR, Inc.	—	—	—	40,409	—	—	40,409
Other comprehensive income/(loss)	—	—	—	—	772	—	772
Issuance/(forfeiture) of common and restricted shares, net	—	—	3,188	—	—	—	3,188
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	4,471	—	—	—	4,472
Common stock distributions declared ($0.43 per share)	—	—	—	(142,233)	—	—	(142,233)
Repurchase of common shares	—	(6)	(24,993)	—	—	—	(24,999)
Preferred stock distributions declared-Series E ($0.465 per share)	—	—	—	(1,211)	—	—	(1,211)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	69,752	—	—	69,752
Balance at September 30, 2025	$43,193	$3,308	$7,565,518	$(4,338,985)	$1,932	$335	$3,275,301

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2024	$43,193	$3,309	$7,572,480	$(4,179,415)	$3,638	$335	$3,443,540
Net income/(loss) attributable to UDR, Inc.	—	—	—	154,802	—	—	154,802
Other comprehensive income/(loss)	—	—	—	—	(1,706)	—	(1,706)
Issuance/(forfeiture) of common and restricted shares, net	—	2	7,092	—	—	—	7,094
Issuance of common shares through public offering, net	—	—	(463)	—	—	—	(463)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,402	—	—	—	11,405
Common stock distributions declared ($1.29 per share)	—	—	—	(427,247)	—	—	(427,247)
Repurchase of common shares	—	(6)	(24,993)	—	—	—	(24,999)
Preferred stock distributions declared-Series E ($1.395 per share)	—	—	—	(3,628)	—	—	(3,628)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	116,503	—	—	116,503
Balance at September 30, 2025	$43,193	$3,308	$7,565,518	$(4,338,985)	$1,932	$335	$3,275,301

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income/(loss)	$507,433	$165,430
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	493,222	511,974
(Gain)/loss on sale of real estate owned	(383,204)	(47,939)
(Income)/loss from unconsolidated entities	(24,580)	(23,454)
Return on investment in unconsolidated joint ventures and partnerships	30,561	39,771
Amortization of share-based compensation	24,441	19,337
Other	16,295	26,210
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(42,032)	(17,642)
Increase/(decrease) in operating liabilities	(29,461)	(32,207)
Net cash provided by/(used in) operating activities	592,675	641,480

Investing Activities
Acquisition of real estate assets	(283,688)	—
Proceeds from sales of real estate investments, net	638,885	203,565
Development of real estate assets	(78,105)	(23,237)
Capital expenditures and other major improvements — real estate assets	(171,282)	(183,567)
Capital expenditures — non-real estate assets	(10,940)	(29,586)
Investment in unconsolidated joint ventures and partnerships	(5,334)	(81,728)
Distributions received from unconsolidated joint ventures and partnerships	197,265	72,488
Repayment/(issuance) of notes receivable, net	(52,908)	(112,000)
Net cash provided by/(used in) investing activities	233,893	(154,065)

Financing Activities
Payments on secured debt	(29,972)	(49,088)
Payments on unsecured debt	(300,000)	—
Net proceeds/(repayment) of commercial paper	255,000	50,100
Net proceeds/(repayment) of revolving bank debt	8,178	6,325
Repurchase of common shares	(300,283)	(24,999)
Distributions paid to redeemable noncontrolling interests	(29,529)	(29,771)
Distributions paid to preferred stockholders	(3,649)	(3,607)
Distributions paid to common stockholders	(422,620)	(425,633)
Other	(3,663)	(9,923)
Net cash provided by/(used in) financing activities	(826,538)	(486,596)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	30	819
Cash, cash equivalents, and restricted cash, beginning of year	36,932	35,427
Cash, cash equivalents, and restricted cash, end of period	$36,962	$36,246

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$164,703	$165,995
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,567	9,377
Cash paid/(refunds received) for income taxes	1,380	1,364
Non-cash transactions:
Preferred equity investments settled in exchange for real estate owned	$56,941	$—
Notes receivable settled in exchange for real estate owned	125,066	180,700
Conversion of note receivable to equity securities	—	42,807
Development costs and capital expenditures incurred, but not yet paid	33,697	35,635
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (959,345 shares and 264,965 shares, respectively)	32,697	11,405
Contribution of operating properties to unconsolidated joint venture	24,069	—
Dividends declared, but not yet paid	150,907	153,784

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$1,222	$1,326
Restricted cash	35,710	34,101
Total cash, cash equivalents, and restricted cash as shown above	$36,932	$35,427
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,184	$1,194
Restricted cash	35,778	35,052
Total cash, cash equivalents, and restricted cash as shown above	$36,962	$36,246

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

1. BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities in targeted markets located in the United States. At September 30, 2026, our consolidated apartment portfolio consisted of 162 communities with a total of 54,222 apartment homes located in 21 markets. In addition, the Company has an ownership interest in 8,410 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,649 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see Note 4, Variable Interest Entities and Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2026, there were 229.6 million units in the Operating Partnership (“OP Units”) outstanding, of which 207.6 million OP Units (including 0.1 million of general partnership units), or 90.4%, were owned by UDR and 22.0 million OP Units, or 9.6%, were owned by outside limited partners. As a result of the liquidation of the DownREIT Partnership described below, there were no units in the DownREIT Partnership (“DownREIT Units”) outstanding as of September 30, 2026. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership. In July 2026, the DownREIT Partnership was liquidated. In connection with the liquidation, the assets of the DownREIT were acquired by the Operating Partnership and the outstanding DownREIT Units were exchanged for two new classes of units in the Operating Partnership. UDR and each of the outside limited partners of the DownREIT Partnership received a number of new Operating Partnership units equal to the number of DownREIT Units that UDR or such outside limited partner previously owned. The economic terms of the new Operating Partnership Units received by the former outside limited partners of the DownREIT Partnership are substantially the same as the economic terms of the DownREIT Units, including with respect to distributions and the right to redeem such units for either the Cash Amount or the REIT Share Amount (each as defined in the amended and restated partnership agreement of the Operating Partnership), subject to certain exceptions, as described in Note 9, Noncontrolling Interests. Because the Company already consolidated both entities, the transaction did not result in any changes to the Company's assets or liabilities.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026 and 2025, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 appearing in UDR’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in Note 5, Joint Ventures and Partnerships and Note 8, Income/(loss) Per Share.

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with the Company’s other financial assets, the Company evaluates the financial asset for expected credit losses on an individual

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

basis. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended September 30, 2026 and 2025, the Company recorded net credit recoveries/(losses) of $0.3 million and zero, respectively, on the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, the Company recorded net credit recoveries/(losses) of $0.2 million and $0.2 million, respectively, on the Consolidated Statements of Operations.

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

The following table summarizes our Notes receivable, net as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Interest rate at	Balance Outstanding (a)
	September 30,	September 30,	December 31,
	2026	2026	2025
Note due December 2026 (b)	—%	$—	$79,889
Note due June 2027 (c)	18.00%	5,503	4,815
Note due September 2027 (d)	—%	—	33,812
Note due December 2028 (e)	11.00%	35,048	32,054
Note due February 2031 (f)	7.75%	50,318	—
Notes receivable		90,869	150,570
Allowance for credit losses		(389)	(591)
Total notes receivable, net		$90,480	$149,979
(a)	Outstanding note amounts include any accrued and unpaid interest, as applicable.
(b)	The Company had a secured mezzanine loan with a third party developer of a 483 apartment home community located in Riverside, California, which was completed in 2026, with an aggregate commitment of $59.7 million (exclusive of accrued and unpaid interest), all of which had been funded. Interest payments accrued and were due at maturity of the loan. In September 2026, the Company acquired the operating community by repaying the joint venture’s first mortgage loan and obtaining the developer’s interest through a deed in lieu of foreclosure. Concurrent

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

with the acquisition, the loan and accrued interest were settled in full through the receipt of the operating community's ownership interests. (See Note 3, Real Estate Owned for more information)
(c)	The Company and a syndicate of lenders previously entered into a $19.0 million secured credit facility with an unaffiliated third party. The Company’s commitment is $3.0 million (exclusive of accrued interest), all of which has been funded. Interest payments accrue and are due at maturity of the facility. The facility is secured by substantially all of the borrower’s assets and matures at the earliest of the following: (a) acceleration in the event of default; or (b) June 2027.
(d)	In September 2024, the Company entered into a $31.1 million secured mortgage loan with one of its joint ventures that owned a 66 apartment home operating community located in Santa Monica, California, in which the Company also held a preferred investment. In June 2026, the Company acquired the operating community. Concurrent with the acquisition, the loan and accrued interest were settled through the receipt of the operating community's ownership interests. (See Note 3, Real Estate Owned for more information).
(e)	The Company has a secured mezzanine loan with a third party developer of a 237 apartment home community located in Menifee, California, which was completed in 2025, with an aggregate commitment of $24.8 million (exclusive of accrued and unpaid interest), all of which has been funded. Interest payments accrue and are due at maturity of the loan. In 2026, the maturity date of the note was extended to December 31, 2028. The secured mezzanine loan previously had a scheduled maturity date in December 2026. In August 2026, the Company entered into an agreement with the borrower to obtain the operating community by deed-in-lieu of foreclosure. Under the agreement, the Company will acquire the community and repay its $63.6 million first mortgage loan, and the secured mezzanine loan, including accrued interest, will be settled. The acquisition is expected to close in 2027, subject to customary closing conditions.
(f)	In May 2026, the Company entered into a $50.0 million secured mezzanine loan with its joint venture partner of five operating communities with 710 apartment homes located in New York, New York, with an aggregate commitment of $50.0 million, all of which was funded as of September 30, 2026. The loan investment's effective interest rate is approximately 8.0%, including the impact of the loan origination fee. Interest payments are paid monthly. The secured mezzanine loan has a scheduled maturity date in February 2031. (See Note 5, Joint Ventures and Partnerships for more information).

The Company recognized $6.0 million and $3.8 million of interest income for the notes receivable described above during the three months ended September 30, 2026 and 2025, respectively, and $12.6 million and $15.4 million of interest income for the notes receivable described above during the nine months ended September 30, 2026 and 2025, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

A roll forward of our allowance for credit losses for the nine months ended September 30, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$(591)
(Provision)/recovery for credit losses	202
Write-offs charged against allowance	-
Allowance for credit losses as of September 30, 2026	$(389)

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2026 and 2025, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

ended September 30, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2026 and 2025 was $0.1 million and $(0.1) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2026 and December 31, 2025, UDR’s net deferred tax asset/(liability) was $(0.5) million and $(0.5) million, respectively, and are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2026. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2023 through 2025 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

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

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2026, the Company owned and consolidated 162 communities in 12 states plus the District of Columbia totaling 54,222 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Land	$2,522,360	$2,537,747
Depreciable property — held and used:
Land improvements	276,168	277,996
Building, improvements, and furniture, fixtures and equipment	13,583,151	13,577,262
Real estate intangible assets	21,995	21,995
Under development:
Land and land improvements	18,704	13,468
Building, improvements, and furniture, fixtures and equipment	151,687	59,417
Real estate held for disposition:
Land and land improvements	11,975	—
Building, improvements, and furniture, fixtures and equipment	42,605	—
Real estate owned	16,628,645	16,487,885
Accumulated depreciation	(7,545,322)	(7,374,546)
Real estate owned, net	$9,083,323	$9,113,339

Acquisitions

In April 2026, the Company acquired a 232 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

liquidation, the Company repaid the joint venture’s $53.4 million first mortgage loan and settled its $18.9 million preferred equity investment. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $72.1 million, and recorded $1.2 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $0.3 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

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

In July 2026, the Company acquired a 286 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the liquidation, the Company repaid the joint venture’s $74.1 million first mortgage loan and settled its $27.5 million preferred equity investment, including accrued interest through the acquisition. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $102.3 million, and recorded $2.0 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $2.1 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

In September 2026, the Company acquired the developer’s equity interest in a 483 apartment home community located in Riverside, California, by repaying the joint venture’s first mortgage loan and obtaining the developer’s interest through a deed in lieu of foreclosure. The Company previously held a secured mezzanine loan with the developer. As a result, the community became wholly owned, and the Company began consolidating the community. Concurrent with the acquisition, the Company's secured mezzanine loan, including accrued interest, was settled in full. The Company increased its real estate assets owned by approximately $246.8 million, and recorded $3.3 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $1.1 million in Interest income and other income/(expense), net on the Consolidated Statements of Operations. (See Note 2, Significant Accounting Policies for more information.)

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

In July 2026, the Company contributed one wholly-owned operating community, with 360 apartment homes located in Nashville, Tennessee, to our existing joint venture with LaSalle, while maintaining our 51% ownership interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the community, and the Company deconsolidated the operating community. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating community and an existing operating community, resulting in the Company receiving approximately $103.2 million of cash proceeds. The transaction was accounted for as a partial sale and resulted in a gain of approximately $75.2 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

In July 2026, the Company sold an operating community located in Seattle, Washington with 235 apartment homes for gross proceeds of $157.0 million, resulting in a gain of approximately $93.7 million.

In September 2026, the Company sold an operating community located in Nashville, Tennessee with 177 apartment homes for gross proceeds of $26.0 million, resulting in a gain of approximately $21.2 million.

In July 2026, the Company entered into an agreement to sell an operating community in Alexandria, Virginia with a total of 396 apartment homes for a sales price of approximately $69.0 million. The operating community was classified as held for disposition as of September 30, 2026 and the sale is expected to close in the fourth quarter of 2026, subject to the satisfaction of closing conditions and other terms of the purchase agreement.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2026 and 2025, were $2.5 million and $1.4 million, respectively, and for the nine months ended September 30, 2026 and 2025, were $8.9 million and $5.5 million, respectively. Total capitalized interest was $2.6 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $7.0 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2026 and 2025.

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

4. VARIABLE INTEREST ENTITIES

The Company has determined that the Operating Partnership is a VIE, as its limited partners lack substantive kick-out rights and substantive participating rights. Prior to its liquidation in July 2026, the DownREIT Partnership was

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

also a VIE, as its limited partners lacked substantive kick-out rights and substantive participating rights. The Company has concluded that it is the primary beneficiary of, and therefore consolidates, the Operating Partnership, and that it was the primary beneficiary of, and therefore consolidated, the DownREIT Partnership as of December 31, 2025 and through the date of its liquidation, based on its role as the sole general partner of each partnership. The Company’s role as community manager and its equity interests give us the power to direct the activities that most significantly impact the economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and, prior to its liquidation, the DownREIT Partnership.

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

Consolidated joint ventures and partnerships

Apollo JV

In October 2026, the Company formed a joint venture (the “Apollo JV”) with Apollo-managed funds and affiliates (“Apollo”). The Apollo JV owns 19 operating communities with a total of 7,059 apartment homes, valued at approximately $2.0 billion. The communities were previously wholly owned by the Company. Under the terms of the agreement, the Company contributed the communities to the Apollo JV, and Apollo invested approximately $1.34 billion of equity capital in the Apollo JV in exchange for Class B Units representing an approximate 67% interest. The Company received Class A Units representing an approximate 33% interest in the Apollo JV and continues to operate and manage the communities, for which it earns an asset management fee.

The Company consolidates the Apollo JV under the voting interest model because the Company’s equity interest entitles it to appoint four of the five members of the Apollo JV’s board of managers and to serve as the Apollo JV’s asset manager, responsible for its day-to-day management.

The Apollo JV transaction was accounted for as an issuance of noncontrolling interest in a consolidated subsidiary without a loss of control, and no gain or loss was recognized. The Company received approximately $1.34 billion for Apollo’s capital contribution. The noncontrolling interest was recognized at Apollo’s approximate 67% share of the historical carrying amount of the Apollo JV’s net assets, rather than at the amount of Apollo’s contribution, with the difference recorded as an increase to Additional paid-in capital on the Consolidated Balance Sheets. Direct and incremental transaction costs were recorded as a reduction of Additional paid-in capital.

The Apollo JV operating agreement provides for, among other things, quarterly distributions of available cash flow to its members, initially allocated 33% to the Class A Units and 67% to the Class B Units. Upon a sale or liquidation of the Apollo JV, proceeds are distributed 33% to the Class A Units and 67% to the Class B Units until Apollo has received a return of its invested capital and achieved its target internal rate of return (the “Target IRR”) of 7.00%, which increases to 7.30% on the seventh anniversary of December 31, 2026 (the “Measurement Date”) and 7.60% on the ninth anniversary of the Measurement Date. Thereafter, proceeds are distributed to the Class A Units. The Target IRR is not a fixed or guaranteed payment obligation of the Company or the Apollo JV; rather, it establishes the threshold at which liquidating distributions shift from the 33%/67% sharing ratio to all residual economics retained by the Class A Units. The Company holds an option, exercisable from the fifth through the tenth anniversaries of the Measurement Date and subject to certain

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

conditions, to acquire Apollo’s interest in the Apollo JV at a price that would provide Apollo a return of its invested capital and the Target IRR.

Because the members’ economic interests are not proportionate to their stated ownership percentages, the Company allocates income and loss attributable to the noncontrolling interest using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the income or loss allocated to each member each period is the change in the amount that member would receive if the Apollo JV were liquidated at the carrying amounts of its assets and liabilities, after adjusting for contributions and distributions during the period.

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Number of	Number of
	Operating	Apartment	UDR's Weighted Average				Income/(loss) from investments
	Communities	Homes	Ownership Interest		Investment at		Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Ventures	2026	2026	2026	2025	2026	2025	2026	2025	2026	2025
Operating:
UDR/MetLife (a)	8	2,127	50.2%	50.2%	$37,250	$189,420	$(644)	$62	$(2,535)	$(2,114)
UDR/LaSalle (b)	10	2,924	51.0%	51.0%	218,164	242,337	(3,881)	(813)	(10,510)	(2,774)
UDR/Carmel Partners (c)	5	710	50.0%	—%	140,779	—	636	—	1,006	—
Total Joint Ventures	23	5,761			$396,193	$431,757	$(3,889)	$(751)	$(12,039)	$(4,888)

	Number of	Apartment					Income/(loss) from investments
	Commitments	Homes	Weighted		Investment at		Three Months Ended		Nine Months Ended
Debt and Preferred Equity Program	September 30,	September 30,	Average	UDR	September 30,	December 31,	September 30,		September 30,
and Real Estate Technology Investments (d)	2026	2026	Rate	Commitment (e)	2026	2025	2026	2025	2026	2025
Preferred equity investments:
Operating	6	2,649	10.2%	$157,601	$160,933	$159,436	$2,997	$2,607	$9,023	$5,638

Real estate technology and sustainability investments:
Real estate technology and sustainability investments	N/A	N/A	N/A	$86,000	94,127	74,747	(36)	4,416	16,131	5,927
Total Debt and Preferred Equity Program and Real Estate Technology and Sustainability Investments					255,060	234,183	2,961	7,023	25,154	11,565

Sold unconsolidated joint ventures and partnerships					—	213,795	2,541	7,739	11,465	16,777

Total investment in and advances to unconsolidated joint ventures, net (a)					$651,253	$879,735	$1,613	$14,011	$24,580	$23,454
(a)	As of September 30, 2026 and December 31, 2025, the Company’s negative investment in one UDR/MetLife community of $7.9 million and $6.8 million, respectively, is recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets.
(b)	In July 2026, the Company contributed an operating community, with 360 apartment homes located in Nashville, Tennessee, to the joint venture, while maintaining our 51.0% ownership in the venture. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating community and an existing operating community, resulting in the Company receiving approximately $103.2 million of cash proceeds. (See Note 3, Real Estate Owned for further discussion).
(c)	In May 2026, the Company formed a new real estate joint venture, UDR/Carmel Partners, with an affiliate of Carmel Partners (“Carmel”). Carmel acquired MetLife's interest in five operating communities located in New York, New York, that were previously held by the UDR/MetLife joint venture. The Company continued to own a 50.0% interest in the operating communities through the newly formed joint venture. The transaction represented a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

change in the Company's joint venture partner and did not result in a sale of the Company's interest or the recognition of a gain or loss.
(d)	The Debt and Preferred Equity Program is the program through which the Company makes investments, including preferred equity investments, first mortgage loans, mezzanine loans (loans are recorded in Notes receivable, net on the Consolidated Balance Sheets) or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property. The Company’s preferred equity investments include two investments that receive a variable percentage of the value created from the project upon a capital or liquidating event. During the nine months ended September 30, 2026, the Company did not enter into and fund any new preferred equity investments and five preferred equity investments were fully redeemed. In addition, one preferred equity investment was remeasured to its liquidation value in connection with the Company's acquisition of its joint venture partner's interest.

In February 2026, the Company received aggregate proceeds of approximately $138.9 million from the full repayment of two preferred equity investments.

In April 2026, the Company acquired a 232 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. In connection with the liquidation, the Company settled its $18.9 million preferred equity investment. (See Note 3, Real Estate Owned for further discussion.)

In June 2026, the Company acquired a 66 apartment home operating apartment community located in Santa Monica, California in connection with the acquisition of the developer’s equity interest. Concurrent with the acquisition, the preferred equity investment was adjusted to its liquidation value, resulting in a $3.8 million gain recognized in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 3, Real Estate Owned for further discussion.)

In July 2026, the Company acquired a 286 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. In connection with the liquidation, the Company settled its $27.5 million preferred equity investment. (See Note 3, Real Estate Owned for further discussion.)

In August 2026, the Company received full repayment of $29.5 million from its preferred equity investment in a 384 apartment home apartment community, located in Orlando, Florida, upon the recapitalization of the joint venture.

(e)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.

As of September 30, 2026 and December 31, 2025, the Company had deferred fees of $8.3 million and $8.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $3.5 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $8.5 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2026 and 2025.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total real estate, net	$2,788,720	$3,580,595
Investments, at fair value	593,887	489,468
Cash and cash equivalents	58,448	78,177
Other assets	40,887	134,818
Total assets	$3,481,942	$4,283,058

Third party debt, net	$1,741,602	$2,496,081
Accounts payable and accrued liabilities	61,243	180,461
Total liabilities	1,802,845	2,676,542
Total equity	$1,679,097	$1,606,516

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues	$79,054	$96,331	$276,028	$279,658
Property operating expenses	36,203	43,228	130,617	127,908
Real estate depreciation and amortization	34,892	40,099	114,628	121,171
Operating income/(loss)	7,959	13,004	30,783	30,579
Interest expense	(24,900)	(32,919)	(86,997)	(111,215)
Net unrealized/realized gain/(loss) on held investments	4,874	48,475	101,667	65,105
Other income/(loss)	—	193	331	3,579
Net income/(loss)	$(12,067)	$28,753	$45,784	$(11,952)

6. LEASES

Lessee - Ground Leases

UDR has six communities that are subject to ground leases, under which UDR is the lessee, that expire between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the Operating lease right-of-use assets were $184.6 million and $187.6 million, respectively, and the Operating lease liabilities were $180.0 million and $183.0 million, respectively, on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

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

The weighted average remaining lease term for these leases was 40.3 years and 40.8 years at September 30, 2026 and December 31, 2025, respectively, and the weighted average discount rate was 5.0% at both September 30, 2026 and December 31, 2025.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2026 are as follows (dollars in thousands):

Ground Leases
2026	$3,173
2027	12,695
2028	12,695
2029	12,695
2030	12,695
Thereafter	389,340
Total future minimum lease payments (undiscounted)	443,293
Difference between future undiscounted cash flows and discounted cash flows	(263,267)
Total operating lease liabilities (discounted)	$180,026

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense:
Contractual lease expense	$3,458	$3,458	$10,374	$10,184
Variable lease expense (a)	71	59	196	162
Total operating lease expense (b)(c)	$3,529	$3,517	$10,570	$10,346
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of a community’s revenue.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2026, Operating lease right-of-use assets and Operating lease liabilities amortized by $3.0 million and $2.9 million, respectively. For the nine months ended September 30, 2025, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.8 million and $2.8 million, respectively. Due to the net impact of the amortization, the Company recorded less than $0.1 million and less than $0.1 million of total operating lease expense during the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $0.1 million of total operating lease expense during the nine months ended September 30, 2026 and 2025, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2026, our apartment home leases generally have initial terms of 12 months or less. As of September 30, 2026, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1% to 2% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential changes in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2026 are as follows (dollars in thousands):

Retail and Commercial Leases
2026	$6,741
2027	25,047
2028	22,697
2029	18,933
2030	14,530
Thereafter	88,633
Total future minimum lease payments (a)	$176,581
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Principal Outstanding		As of September 30, 2026
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2026	2025	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$907,503	$937,475	3.46%	3.0	16
Deferred financing costs and other non-cash adjustments (b)	(2,955)	(3,252)
Total fixed rate secured debt, net	904,548	934,223	3.51%	3.0	16
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	2.79%	5.5	1
Deferred financing costs	(38)	(43)
Total variable rate secured debt, net	26,962	26,957	2.82%	5.5	1
Total Secured Debt, net	931,510	961,180	3.49%	3.1	17
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due August 2028 (d) (m)	—	—	—%	1.9
Borrowings outstanding under unsecured commercial paper program due October 2026 (e) (m)	700,000	445,000	4.15%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2027 (f)	34,558	26,381	4.65%	0.3
Term Loan due January 2029 (d) (m)	175,000	175,000	4.54%	2.3
Fixed Rate Debt
Term Loan due January 2029 (d) (m)	175,000	175,000	4.04%	2.3
2.95% Medium-Term Notes due September 2026 (g) (m)	—	300,000	—%	—
3.50% Medium-Term Notes due July 2027 (net of discounts of $53 and $106, respectively) (m)	299,947	299,894	3.50%	0.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $153 and $242, respectively) (m)	299,847	299,758	3.50%	1.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $1 and $2, respectively) (h) (m)	299,999	299,998	4.27%	2.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $4,519 and $5,548, respectively) (i) (m)	604,519	605,548	3.32%	3.3
3.00% Medium-Term Notes due August 2031 (net of premiums of $5,824 and $6,720, respectively) (j) (m)	605,824	606,720	3.01%	4.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $206 and $232, respectively) (m)	399,794	399,768	2.10%	5.8
1.90% Medium-Term Notes due March 2033 (net of discounts of $778 and $869, respectively) (m)	349,222	349,131	1.90%	6.5
2.10% Medium-Term Notes due June 2033 (net of discounts of $668 and $742, respectively) (m)	299,332	299,258	2.10%	6.7
5.125% Medium-Term Notes due September 2034 (net of discounts of $2,419 and $2,649, respectively) (k) (m)	297,581	297,351	4.95%	7.9
3.10% Medium-Term Notes due November 2034 (net of discounts of $714 and $780, respectively) (l) (m)	299,286	299,220	3.13%	8.1
Deferred financing costs	(15,108)	(17,838)
Total Unsecured Debt, net	4,824,801	4,860,189	3.44%	3.8
Total Debt, net	$5,756,311	$5,821,369	3.45%	3.7

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2026, secured debt encumbered approximately 10% of UDR’s total real estate owned based upon gross book value (approximately 90% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2026, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2026 through February 2031 and carry interest rates ranging from 2.62% to 4.39%.

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

(b) During the three months ended September 30, 2026 and 2025, the Company had $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2026 and 2025 the Company had $0.3 million and $0.6 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium/(discount) of $(0.8) million and $(0.5) million at September 30, 2026 and December 31, 2025, respectively.

(c) The variable rate mortgage note payable of $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2026, the variable interest rate on the mortgage note was 2.79%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total revolving credit facility	$1,300,000	$1,300,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	3,278	—
Maximum daily borrowings during the period ended	135,000	—
Weighted average interest rate during the period ended	4.4%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $4.3 million and $4.3 million of letters of credit at September 30, 2026 and December 31, 2025, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total unsecured commercial paper program	$700,000	$700,000
Borrowings outstanding at end of period	700,000	445,000
Weighted average daily borrowings during the period ended	460,788	318,244
Maximum daily borrowings during the period ended	700,000	650,000
Weighted average interest rate during the period ended	4.0%	4.4%
Interest rate at end of the period	4.2%	3.9%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	34,558	26,381
Weighted average daily borrowings during the period ended	15,596	18,403
Maximum daily borrowings during the period ended	48,722	62,622
Weighted average interest rate during the period ended	4.4%	5.1%
Interest rate at end of the period	4.6%	4.4%

(g) In September 2026, the Company repaid its $300.0 million 2.95% senior unsecured medium-term notes due September 1, 2026, with borrowings from the Company’s unsecured commercial paper program.
(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of the initial $300.0 million issued. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2026 are as follows (dollars in thousands):

	Total	Total	Total
Year	Secured Debt	Unsecured Debt	Debt
2026	$26,700	$700,000	$726,700
2027	6,939	334,558	341,497
2028	166,526	300,000	466,526
2029	315,811	650,000	965,811
2030	230,597	600,000	830,597
2031	160,930	600,000	760,930
2032	27,000	400,000	427,000
2033	—	650,000	650,000
2034	—	600,000	600,000
2035	—	—	—
Thereafter	—	—	—
Subtotal	934,503	4,834,558	5,769,061
Non-cash (a)	(2,993)	(9,757)	(12,750)
Total	$931,510	$4,824,801	$5,756,311
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.3 million and $1.3 million during the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2026.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator for income/(loss) per share:
Net income/(loss)	$230,874	$43,130	$507,433	$165,430
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,768)	(2,709)	(32,438)	(10,593)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	216,094	40,409	474,960	154,802
Distributions to preferred stockholders — Series E (Convertible)	(1,225)	(1,211)	(3,670)	(3,628)
Income/(loss) attributable to common stockholders - basic and diluted	214,869	39,198	471,290	151,174
Dilutive distributions to preferred stockholders - Series E (Convertible)	1,225	—	3,670	—
Income/(loss) attributable to common stockholders - diluted	$216,094	$39,198	$474,960	$151,174

Denominator for income/(loss) per share:
Weighted average common shares outstanding	321,264	331,178	324,255	331,200
Unvested restricted stock awards	(630)	(510)	(648)	(508)
Denominator for basic income/(loss) per share	320,634	330,668	323,607	330,692
Incremental shares issuable from assumed conversion of unvested LTIP Units, performance units, stock options and unvested restricted stock	3,378	573	3,183	751
Denominator for diluted income/(loss) per share	324,012	331,241	326,790	331,443

Income/(loss) per weighted average common share:
Basic	$0.67	$0.12	$1.46	$0.46
Diluted	$0.67	$0.12	$1.45	$0.46

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the following items if dilutive in the current period: the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), performance units, unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2026, the effect of the conversion of the OP Units and DownREIT Units (through the liquidation of the DownREIT Partnership in July 2026) was not dilutive and therefore not included in the above calculation. For the three and nine months ended September 30, 2025, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three and nine months ended September 30, 2026, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

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

For the three and nine months ended September 30, 2026, the Company did not enter into any forward sale agreements under its continuous equity program.

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2026, the Company repurchased 8.2 million shares of its common stock at an average price of $36.43 per share for total consideration of approximately $300.3 million under its share repurchase program. Through the end of October 2026, the Company repurchased an additional 5.2 million shares of its common stock at an average price of $35.48 per share for total consideration of approximately $185.1 million under its share repurchase program.

The following table sets forth the additional shares of common stock outstanding, by equity instrument, if converted to common stock for each of the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
OP/DownREIT Units	22,022	22,816	22,305	22,851
Convertible preferred stock	2,816	2,816	2,816	2,816
Unvested LTIP Units, performance units, stock options, and unvested restricted stock	3,378	573	3,183	751

9. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests in the Operating Partnership and DownREIT Partnership

Interests in the Operating Partnership held by limited partners are represented by OP Units. Prior to the liquidation of the DownREIT Partnership in July 2026, interests in the DownREIT Partnership held by limited partners were represented by DownREIT Units. In connection with the liquidation, the assets of the DownREIT Partnership were acquired by the Operating Partnership, and the outstanding DownREIT Units were exchanged on a one-for-one basis for units of two new classes of units in the Operating Partnership. The new Operating Partnership units received by the former outside limited partners of the DownREIT Partnership have economic terms that are substantially the same as those of the DownREIT Units, including with respect to distributions and redemption rights. Because the Company already consolidated both entities, the transaction did not result in any changes to the Company’s assets or liabilities. Income is allocated to holders of OP Units and, through the date of liquidation, DownREIT Units, based upon net income attributable to common stockholders and the weighted average number of OP Units/DownREIT Units outstanding to total common shares plus OP Units/DownREIT Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the partnership agreements of the Operating Partnership and, prior to its liquidation, the DownREIT Partnership.

Limited partners of the Operating Partnership have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the amended and restated partnership agreement of the Operating Partnership), provided that such OP Units have been outstanding for at least one year, subject to certain exceptions. UDR, as the general partner of the Operating Partnership, may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the amended and restated partnership agreement of the Operating Partnership. Prior to its liquidation,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

DownREIT Units were subject to the same redemption terms under the partnership agreement of the DownREIT Partnership, and the new Operating Partnership units received by the former outside limited partners of the DownREIT Partnership have substantially the same redemption rights, subject to certain exceptions. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date. As of December 31, 2025, DownREIT Units were also recorded outside of permanent equity at their redemption value.

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership at December 31, 2025	$859,966
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(49,984)
OP Units issued for real estate, net	2,837
Conversion of OP Units/DownREIT Units to Common Stock or Cash	(32,697)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	32,438
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(30,951)
Redeemable Long-Term and Short-Term Incentive Plan Units	17,467
Allocation of other comprehensive income/(loss)	118
Redeemable noncontrolling interests in the Operating Partnership at September 30, 2026	$799,194

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $(0.1) million during the three months ended September 30, 2026 and 2025, respectively, and less than $(0.1) million and less than $(0.1) million during the nine months ended September 30, 2026 and 2025, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2026 and December 31, 2025, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2026, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2026 (a)	2026	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$90,480	$88,226	$—	$—	$88,226
Equity securities (c)	864	864	864	—	—
Derivatives - Interest rate contracts (d)	2,131	2,131	—	2,131	—
Total assets	$93,475	$91,221	$864	$2,131	$88,226

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$906,752	$843,596	$—	$—	$843,596
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	34,558	34,558	—	—	34,558
Commercial paper program	700,000	700,000	—	—	700,000
Unsecured notes	4,105,351	3,662,589	—	—	3,662,589
Total liabilities	$5,773,661	$5,267,743	$—	$—	$5,267,743

Redeemable noncontrolling interests in the Operating Partnership (f)	$799,194	$799,194	$—	$799,194	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

			Fair Value at December 31, 2025, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2025 (a)	2025	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$149,979	$144,160	$—	$—	$144,160
Equity securities (c)	1,479	1,479	1,479	—	—
Derivatives - Interest rate contracts (d)	272	272	—	272	—
Total assets	$151,730	$145,911	$1,479	$272	$144,160

Secured debt instruments - fixed rate: (e)
Mortgage notes payable	$937,007	$895,881	$—	$—	$895,881
Secured debt instruments - variable rate: (e)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (e)
Working capital credit facility	26,381	26,381	—	—	26,381
Commercial paper program	445,000	445,000	—	—	445,000
Unsecured notes	4,406,646	4,092,949	—	—	4,092,949
Total liabilities	$5,842,034	$5,487,211	$—	$—	$5,487,211

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (f)	$859,966	$859,966	$—	$859,966	$—
(a)	Certain balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies. Notes receivable, net includes any accrued and unpaid interest, as applicable, and allowance for credit losses.
(c)	The Company holds a direct investment in a publicly traded real estate technology company, SmartRent. The investment is valued at the market price on September 30, 2026 and December 31, 2025. The Company currently classifies the investment as Level 1 in the fair value hierarchy.
(d)	See Note 11, Derivatives and Hedging Activity.
(e)	See Note 7, Secured and Unsecured Debt, Net.
(f)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2026.

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

SEPTEMBER 30, 2026

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Redeemable noncontrolling interests in the Operating Partnership (and, prior to its liquidation in July 2026, the DownREIT Partnership) have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the Operating Partnership (and, prior to its liquidation in July 2026, the DownREIT Partnership) are classified as Level 2.

Financial Instruments Not Carried at Fair Value

At September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2027, the Company estimates that an additional $2.1 million will be reclassified as a decrease to Interest expense.

As of September 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	4	$183,977

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2026, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	$2,131	$272	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025	2026	2025
Three Months Ended September 30,
Interest rate products	$700	$547	$211	$(279)	$—	$—

Nine Months Ended September 30,
Interest rate products	$2,465	$628	$618	$2,467	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total amount of Interest expense presented on the Consolidated Statements of Operations	$48,583	$50,569	$144,799	$146,935

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The table below presents the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2026 and December 31, 2025 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheets
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2026	$2,131	$—	$2,131	$—	$—	$2,131

December 31, 2025	$272	$—	$272	$—	$—	$272
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $8.0 million and $3.1 million during the three months ended September 30, 2026 and 2025, respectively, and $24.4 million and $19.3 million during the nine months ended September 30, 2026 and 2025, respectively, which are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

13. COMMITMENTS AND CONTINGENCIES

Commitments

The following summarizes the Company’s commitments at September 30, 2026 (dollars in thousands):

	Number	UDR's	UDR's Remaining
	Properties	Investment (a)	Commitment
Real estate commitments
Wholly-owned — under development	2	$170,391	$144,509
Other unconsolidated investments:
Real estate technology and sustainability investments (b)	-	140,725	28,275
Total		$311,116	$172,784
(a)	Represents UDR’s investment as of September 30, 2026.
(b)	As of September 30, 2026, the investments were recorded in either Investment in and advances to unconsolidated joint ventures, net or Other Assets on the Consolidated Balance Sheets.

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

We have been named as a defendant in a number of cases alleging antitrust violations by RealPage, Inc., a vendor providing revenue management software products, and various owners or managers of multifamily housing, which cases have been consolidated in the United States Court for the Middle District of Tennessee with the Second Amended Complaint filed September 7, 2023 and cases with similar allegations that have been filed by the District of Columbia on November 1, 2023 in the Superior Court of the District of Columbia, the State of Maryland on January 15, 2025 in the Circuit Court for Prince George’s County, Maryland, subsequently transferred to the Circuit Court for Baltimore City, Maryland, and on April 8, 2025 in the Superior Court for King County, Washington. These cases seek injunctive relief as well as monetary damages. We believe that there are defenses, both factual and legal, to the allegations in such cases and we intend to vigorously defend such suits. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are occurring and the federal government and various state attorneys general have filed a civil lawsuit against RealPage, Inc. and certain owners or managers of multifamily housing to which we are not a party. As all of the above proceedings are in the early stages, it is not possible for us to predict the outcome or to estimate the amount of loss, if any, that may be associated with an adverse decision in any of these cases or any case that may be brought based on the investigations. As a result, as of September 30, 2026, there is no liability recorded.

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

SEPTEMBER 30, 2026

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held as of September 30, 2026. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2026 and 2025.

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

SEPTEMBER 30, 2026

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2026 and 2025, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2026	2025	2026	2025
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$127,098	$122,427	$376,146	$363,792
Northeast Region	83,888	81,987	248,894	242,623
Mid-Atlantic Region	75,815	75,879	227,590	226,428
Southeast Region	51,997	52,738	147,658	150,534
Southwest Region	47,613	48,260	140,021	142,548
Non-Mature Communities/Other	21,192	31,653	83,022	99,979
Total segment and consolidated lease revenue	$407,603	$412,944	$1,223,331	$1,225,904

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,441	$3,427	$9,675	$9,805
Northeast Region	2,696	2,696	7,115	7,289
Mid-Atlantic Region	4,024	3,705	11,227	10,409
Southeast Region	3,248	3,107	9,158	8,697
Southwest Region	2,797	2,450	7,633	6,990
Non-Mature Communities/Other	772	965	2,696	3,037
Total segment and consolidated other revenue	$16,978	$16,350	$47,504	$46,227

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$130,539	$125,854	$385,821	$373,597
Northeast Region	86,584	84,683	256,009	249,912
Mid-Atlantic Region	79,839	79,584	238,817	236,837
Southeast Region	55,245	55,845	156,816	159,231
Southwest Region	50,410	50,710	147,654	149,538
Non-Mature Communities/Other	21,964	32,618	85,718	103,016
Total segment and consolidated rental income	$424,581	$429,294	$1,270,835	$1,272,131

Total reportable apartment home segment direct property rental expenses
Same-Store Communities
Personnel	$18,911	$17,994	$56,376	$53,987
Utilities	19,191	18,201	56,729	53,331
Repair and maintenance	27,032	26,400	76,608	74,382
Administrative and marketing	10,448	10,204	29,686	28,741
Real estate taxes	49,210	48,023	147,809	144,517
Insurance	4,712	5,318	14,635	15,176
Non-Mature Communities/Other (c)	8,479	11,019	29,908	34,381
Total segment and consolidated direct property rental expenses	$137,983	$137,159	$411,751	$404,515

Reportable apartment home segment NOI
Same-Store Communities
West Region	$95,300	$91,985	$281,693	$274,771
Northeast Region	56,632	55,251	165,133	161,642
Mid-Atlantic Region	53,251	53,770	160,430	161,370
Southeast Region	37,075	38,478	104,915	108,395
Southwest Region	30,855	31,052	91,104	92,803
Non-Mature Communities/Other	13,485	21,599	55,809	68,635
Total segment and consolidated NOI	286,598	292,135	859,084	867,616

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2026

Reconciling items:
Joint venture management and other fees	3,500	2,570	8,494	7,080
Property management	(13,799)	(13,952)	(41,302)	(41,344)
Other operating expenses	(10,039)	(6,975)	(32,420)	(22,787)
Real estate depreciation and amortization	(161,569)	(165,926)	(482,957)	(490,511)
General and administrative	(20,559)	(22,732)	(58,637)	(62,156)
Casualty-related (charges)/recoveries, net	(548)	(1,755)	(9,350)	(8,434)
Other depreciation and amortization	(3,479)	(7,009)	(10,265)	(21,463)
Gain/(loss) on sale of real estate owned	190,084	—	383,204	47,939
Income/(loss) from unconsolidated entities	1,613	14,011	24,580	23,454
Interest expense	(48,583)	(50,569)	(144,799)	(146,935)
Interest income and other income/(expense), net	8,144	3,714	13,174	13,769
Tax (provision)/benefit, net	(489)	(382)	(1,373)	(798)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,768)	(2,709)	(32,438)	(10,593)
Net (income)/loss attributable to noncontrolling interests	(12)	(12)	(35)	(35)
Net income/(loss) attributable to UDR, Inc.	$216,094	$40,409	$474,960	$154,802
(a)	Same-Store Community population consisted of 51,824 apartment homes.
(b)	Same-Store Community population consisted of 51,409 apartment homes
(c)	Non-Mature Communities/Other direct property rental expenses include costs to manage recently acquired, developed and redeveloped communities, and the non-apartment components of mixed-use properties.

The following table details the assets of UDR’s reportable segments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30,	December 31,
	2026	2025
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,600,910	$4,548,969
Northeast Region	3,868,684	3,719,988
Mid-Atlantic Region	3,242,532	3,221,715
Southeast Region	1,699,816	1,422,969
Southwest Region	1,825,447	1,842,746
Non-Mature Communities/Other	1,391,256	1,731,498
Total segment assets	16,628,645	16,487,885
Accumulated depreciation	(7,545,322)	(7,374,546)
Total segment assets — net book value	9,083,323	9,113,339
Reconciling items:
Cash and cash equivalents	1,184	1,222
Restricted cash	35,778	35,710
Notes receivable, net	90,480	149,979
Investment in and advances to unconsolidated joint ventures, net	659,105	886,492
Operating lease right-of-use assets	184,642	187,624
Other assets	246,704	231,308
Total consolidated assets	$10,301,216	$10,605,674
(a)	Same-Store Community population consisted of 51,824 apartment homes.

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

SEPTEMBER 30, 2026

v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, of UDR, Inc. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Report”) to “UDR,” the “Company,” “we,” “our” and “us” refer to UDR, Inc., together with its consolidated subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and, prior to its liquidation in July 2026, UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

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

At September 30, 2026, our consolidated real estate portfolio included 162 communities in 12 states plus the District of Columbia totaling 54,222 apartment homes. In addition, we have an ownership interest in 8,410 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,649 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2026, was 51,824 and 51,409, respectively.

The following table summarizes our same-store market information by major geographic markets as of and for the three and nine months ended September 30, 2026, as applicable:

	September 30, 2026				Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
			Percentage	Total	Weighted	Monthly	Weighted	Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	8	4,305	8.7%	$1,447,317	96.8%	$3,285	96.4%	$3,253
San Francisco, CA	14	3,317	7.5%	1,246,378	97.1%	3,957	97.5%	3,824
Seattle, WA	12	2,291	5.6%	934,851	96.5%	3,016	96.9%	2,982
Monterey Peninsula, CA	7	1,567	1.3%	212,374	96.5%	2,435	96.7%	2,426
Los Angeles, CA	4	1,225	3.0%	499,344	95.8%	3,296	96.0%	3,280
Other Southern California	3	821	1.4%	232,807	97.1%	2,995	96.8%	2,999
Portland, OR	1	220	0.2%	27,839	96.9%	2,157	97.1%	2,157
Northeast Region
Boston, MA	12	4,667	12.1%	2,006,414	96.1%	3,408	96.4%	3,384
New York, NY	4	1,945	8.5%	1,411,642	97.6%	5,544	97.9%	5,367
Philadelphia, PA	4	1,172	2.7%	450,628	96.8%	2,688	96.7%	2,655
Mid-Atlantic Region
Metropolitan D.C.	23	8,723	16.0%	2,659,771	96.1%	2,569	96.3%	2,557
Baltimore, MD	6	1,721	3.0%	491,417	96.3%	2,156	96.5%	2,137
Richmond, VA	2	841	0.5%	91,344	94.1%	1,894	94.4%	1,886
Southeast Region
Tampa, FL	11	3,941	5.0%	830,959	96.9%	2,219	96.6%	2,145
Orlando, FL	10	3,293	3.5%	579,917	97.0%	1,902	96.7%	1,903
Nashville, TN	5	1,518	1.1%	188,328	95.5%	1,664	95.1%	1,674
Other Florida	1	636	0.6%	100,612	96.2%	2,435	96.3%	2,384
Southwest Region
Dallas, TX	20	7,449	8.4%	1,390,723	96.8%	1,812	96.8%	1,781
Austin, TX	6	1,880	2.0%	331,488	97.2%	1,715	97.0%	1,717
Denver, CO	1	292	0.6%	103,236	96.3%	2,112	96.2%	2,080
Total/Average Same-Store Communities	154	51,824	91.7%	15,237,389	96.6%	$2,682	96.6%	$2,652
Non-Mature, Commercial Properties & Other	6	1,951	7.0%	1,166,285
Total Real Estate Held for Investment	160	53,775	98.7%	16,403,674
Real Estate Under Development (b)	1	51	1.0%	170,391
Real Estate Held for Disposition (c)	1	396	0.3%	54,580
Total Real Estate Owned	162	54,222	100.0%	16,628,645
Total Accumulated Depreciation				(7,545,322)
Total Real Estate Owned, Net of Accumulated Depreciation				$9,083,323
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2026, the Company was developing two wholly-owned communities with a total of 685 apartment homes, of which 51 have been completed.
(c)	The Company had one community located in Alexandria, Virginia that met the criteria to be classified as held for disposition at September 30, 2026.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held as of September 30, 2026. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through net cash provided by property operations, secured and unsecured borrowings, the issuance of debt or equity securities, the disposition of properties, and/or the sale of interests in properties through joint ventures, such as the Apollo JV formed in October 2026, which provided approximately $1.34 billion of cash proceeds (see Note 5, Joint Ventures and Partnerships). We believe that our net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and/or dispositions of properties.

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

In July 2021, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. During the three and nine months ended September 30, 2026, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2026, we had 14.0 million shares of common stock available for future issuance under the ATM program.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2026, the Company repurchased 8.2 million shares of its common stock at an average price of $36.43 per share for total consideration of approximately $300.3 million under its share repurchase program. Through the end of October 2026, the Company repurchased an additional 5.2 million shares of its common stock at an average price of $35.48 per share for total consideration of approximately $185.1 million under its share repurchase program.

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

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2026, we had issued $700.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.15%, leaving no unused capacity.

In September 2026, the Company repaid its $300.0 million 2.95% senior unsecured medium-term notes due September 1, 2026, primarily with borrowings from the Company’s unsecured commercial paper program.

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

During the remainder of 2026, we have approximately $26.7 million of secured debt maturing, inclusive of principal amortization, and $700.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Guarantor Subsidiary Summarized Financial Information

UDR has certain outstanding debt securities that are guaranteed by the Operating Partnership. With respect to this debt, as further outlined below, the Operating Partnership fully and unconditionally guarantees payment of any principal, premium and interest in full to the holders thereof. The Operating Partnership is a subsidiary of UDR, through which UDR conducts a significant portion of its business and holds a substantial amount of its assets. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiaries. In addition to its ownership interest in the Operating Partnership, UDR holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of its subsidiaries. UDR, as the sole general partner of the Operating Partnership, owns 100 percent of the Operating Partnership’s general partnership interests and approximately 90 percent of its limited partnership interests and, by virtue thereof, has the ability to control all of the day-to-day operations of the Operating Partnership. UDR has concluded that it is the primary beneficiary of, and therefore consolidates, the Operating Partnership.

The Operating Partnership is the subsidiary guarantor of certain of our registered debt securities, including the $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $600 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032, $350 million of medium-term notes due March 2033, $300 million of medium-term notes due in June 2033, $300 million of medium-term notes due September 2034 and $300 million of medium-term notes due November 2034.

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

The following tables present the summarized financial information for the Operating Partnership as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis (dollars in thousands):

	September 30,	December 31,
	2026	2025
Total real estate, net	$4,198,453	$2,624,249
Operating lease right-of-use assets	185,231	188,343
Other assets	70,314	37,548
Total assets	$4,453,998	$2,850,140

Secured debt, net	$729,557	$375,820
Notes payable to UDR (a)	1,520,206	1,697,552
Operating lease liabilities	180,660	183,731
Other liabilities	345,024	146,348
Total liabilities	2,775,447	2,403,451
Total capital	$1,678,551	$446,689

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$199,919	$154,564	$511,143	$459,592
Property operating expenses	(80,988)	(61,581)	(206,572)	(186,168)
Real estate depreciation and amortization	(64,448)	(47,206)	(160,686)	(139,896)
Operating income/(loss)	54,483	45,777	143,885	133,528
Interest expense (a)	(22,301)	(18,955)	(62,748)	(55,278)
Gain/(loss) on sale of real estate	191,362	—	273,417	—
Other income/(loss)	(4,170)	(1,331)	(2,381)	(4,384)
Net income/(loss)	$219,374	$25,491	$352,173	$73,866
(a)	All $1.5 billion and $1.7 billion notes payable to UDR as of September 30, 2026 and December 31, 2025, respectively, and $15.6 million and $14.7 million of interest expense on notes payable to UDR for the three months ended September 30, 2026 and 2025, respectively, and $47.6 million and $42.4 million of interest expense on notes payable to UDR for the nine months ended September 30, 2026 and 2025, respectively, eliminate upon consolidation of UDR’s consolidated financial statements.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.

Operating Activities

For the nine months ended September 30, 2026, our Net cash provided by/(used in) operating activities was $592.7 million, compared to $641.5 million for the comparable period in 2025. The decrease in cash flow from operating activities was primarily due to a decrease in NOI, primarily due to operating communities sold during 2026 and 2025, partially offset by higher revenue per occupied home, a decrease in operating distributions from our unconsolidated joint ventures and partnerships, and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2026, Net cash provided by/(used in) investing activities was $233.9 million, compared to $(154.1) million for the comparable period in 2025. The increase in cash provided by investing activities was primarily due to an increase in distributions received from unconsolidated joint ventures and partnerships, a decrease in the issuance of notes receivable during the current period compared to the prior year period, a decrease in capital expenditures, a decrease in investments in unconsolidated joint ventures and partnerships, and an increase in proceeds from the sales of real estate investments, partially offset by an increase in spend on acquisitions and an increase in spend for development of real estate.

Acquisitions

In April 2026, the Company acquired a 232 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the liquidation, the Company repaid the joint venture’s $53.4 million first mortgage loan and settled its $18.9 million preferred equity investment. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $72.1 million, and recorded $1.2 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $0.3 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

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

In July 2026, the Company acquired a 286 apartment home operating apartment community located in Portland, Oregon in connection with the liquidation of the Company’s interest in a joint venture. As a result, the community became wholly owned, and the Company began consolidating the community. In connection with the liquidation, the Company repaid the joint venture’s $74.1 million first mortgage loan and settled its $27.5 million preferred equity investment, including accrued interest through the acquisition. No cash consideration was paid to the joint venture partner in connection with the acquisition. The Company increased its real estate assets owned by approximately $102.3 million, and recorded $2.0 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $2.1 million in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. (See Note 5, Joint Ventures and Partnerships for more information.)

In September 2026, the Company acquired the developer’s equity interest in a 483 apartment home community located in Riverside, California, by repaying the joint venture’s first mortgage loan and obtaining the developer’s interest through a deed in lieu of foreclosure. The Company previously held a secured mezzanine loan with the developer. As a result, the community became wholly owned, and the Company began consolidating the community. Concurrent with the acquisition, the Company's secured mezzanine loan, including accrued interest, was settled in full. The Company increased its real estate assets owned by approximately $246.8 million, and recorded $3.3 million of in-place lease intangibles. Following the recognition of the acquired assets and assumed liabilities, the Company recognized a gain on consolidation of $1.1 million in Interest income and other income/(expense), net on the Consolidated Statements of Operations. (See Note 2, Significant Accounting Policies for more information.)

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

In July 2026, the Company contributed one wholly-owned operating community, with 360 apartment homes located in Nashville, Tennessee, to our existing joint venture with LaSalle, while maintaining our 51% ownership interest in the venture. The contribution resulted in the Company no longer retaining a controlling interest in the community, and the Company deconsolidated the operating community. In connection with the contribution, our joint venture partner contributed cash and new debt was placed on the newly contributed operating community and an existing operating community, resulting in the Company receiving approximately $103.2 million of cash proceeds. The transaction was accounted for as a partial sale and resulted in a gain of approximately $75.2 million, which was recorded in Gain/(loss) on sale of real estate owned on the Consolidated Statement of Operations, which consisted of the gain on the partial sale and the initial measurement of our retained interest at fair value. (See Note 5, Joint Ventures and Partnerships for further discussion).

In July 2026, the Company sold an operating community located in Seattle, Washington with 235 apartment homes for gross proceeds of $157.0 million, resulting in a gain of approximately $93.7 million.

In September 2026, the Company sold an operating community located in Nashville, Tennessee with 177 apartment homes for gross proceeds of $26.0 million, resulting in a gain of approximately $21.2 million.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the nine months ended September 30, 2026, total capital expenditures of $176.3 million, or $3,259 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $196.2 million, or $3,545 per stabilized home, for the comparable period in 2025.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 36.4%, or $20.9 million, in major renovations, which includes major structural changes and/or architectural revisions to existing buildings; and
●	a decrease of 6.8%, or $4.1 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	an increase of $2.7 million in spend as compared to 2025 for our operating platform, which includes smart home technology updates at certain of our properties; and
●	an increase of 3.3%, or $2.4 million, in recurring capital expenditures, which includes asset preservation expenditures and turnover-related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2026 and 2025 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Turnover capital expenditures	$13,189	$12,915	2.1%	$244	$233	4.7%
Asset preservation expenditures	63,778	61,628	3.5%	1,179	1,114	5.8%
Total recurring capital expenditures	76,967	74,543	3.3%	1,423	1,347	5.6%
NOI enhancing improvements (a)	55,765	59,836	(6.8)%	1,031	1,082	(4.7)%
Major renovations (b)	36,463	57,338	(36.4)%	674	1,036	(34.9)%
Operations platform	7,090	4,433	59.9%	131	80	63.8%
Total capital expenditures (c)	$176,285	$196,150	(10.1)%	$3,259	$3,545	(8.1)%
Repair and maintenance expense	$80,801	$79,057	2.2%	$1,493	$1,429	4.5%
Average home count (d)	54,106	55,326	(2.2)%
(a)	NOI enhancing improvements are expenditures that we believe will result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2026, our development pipeline consisted of two wholly-owned communities totaling 685 apartment homes, of which 51 have been completed, with a budget of $314.9 million, in which we have a gross carrying value of $170.4 million. The homes are estimated to be completed between the first quarter of 2027 and the second quarter of 2029. In addition, the Company is incurring and capitalizing costs directly related to predevelopment activities at other development sites in preparation of future commencements.

At September 30, 2026, the Company had no communities at which it was conducting substantial redevelopment activities.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2026:

●	we made investments totaling $5.3 million in our unconsolidated joint ventures and partnerships;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $24.6 million; and
●	we received distributions of $227.9 million, of which $30.6 million were operating cash flows and $197.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the nine months ended September 30, 2026 and 2025.

Financing Activities

For the nine months ended September 30, 2026, our Net cash provided by/(used in) financing activities was $(826.5) million, compared to $(486.6) million for the comparable period of 2025.

The following significant financing activities occurred during the nine months ended September 30, 2026:

●	repaid $30.0 million of secured debt;
●	repaid $300.0 million of senior unsecured medium-term notes due September 2026;
●	received net proceeds of $255.0 million, net on our unsecured commercial paper program;
●	received net proceeds of $8.2 million on our revolving bank debt;
●	repurchased 8.2 million common shares for approximately $300.3 million,
●	paid $29.5 million of distributions to redeemable noncontrolling interests; and
●	paid $422.6 million of distributions to our common stockholders.

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

As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.3 billion of unused capacity (excluding $4.3 million of letters of credit at September 30, 2026), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2026, we had $34.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $40.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2026.

The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $700.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2026, we had issued $700.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 4.15%, leaving no unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $936.6 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2026. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2026 would increase by $5.5 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by/(used in) operating activities	$592,675	$641,480
Net cash provided by/(used in) investing activities	233,893	(154,065)
Net cash provided by/(used in) financing activities	(826,538)	(486,596)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $214.9 million ($0.67 per diluted share) for the three months ended September 30, 2026, as compared to $39.2 million ($0.12 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain on the sale of real estate of $190.1 million from the sale of two operating communities and the partial sale of one operating community located in various markets during the three months ended September 30, 2026, as compared to no gain on the sale of real estate during the three months ended September 30, 2025;
●	a decrease in real estate depreciation expense of $4.3 million primarily due to communities sold in 2026 and 2025 and assets that became fully depreciated, partially offset by communities acquired in 2026 and 2025;
●	an increase in interest income and other income/(expense), net of $4.4 million, primarily due to a $2.2 million increase in interest income on our notes receivable, a $1.1 million increase from a recognized gain on consolidation and a decrease in unrealized losses from real estate technology funds during the three months ended September 30, 2026 as compared to the same period in 2025; and
●	a decrease in other depreciation and amortization of $3.5 million primarily due to $3.3 million of software transition related costs incurred during the three months ended September 30, 2025, as compared to none during the three months ended September 30, 2026.

This was partially offset by:

●	a decrease in income/(loss) from unconsolidated entities of $12.4 million primarily due to a $4.8 million decrease in income from our preferred equity investments due to the redemption of six of our preferred equity investments during 2026, a decrease of $4.5 million primarily from a decrease in unrealized gains recognized from our real estate technology funds, and a decrease of $3.1 million primarily attributable to an increase in depreciation and amortization expense during the three months ended September 30, 2026 as compared to the same period in 2025;
●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $12.1 million primarily attributed to the noncontrolling interests’ share of the gain from the sale of two operating communities and the partial sale of one operating community located in various markets during the three months ended September 30, 2026, as compared to no sales of operating communities in the same period of 2025; and
●	an increase in other operating expenses of $3.1 million primarily due to an increase in legal fees incurred during the three months ended September 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

Net income/(loss) attributable to common stockholders was $471.3 million ($1.45 per diluted share) for the nine months ended September 30, 2026, as compared to $151.2 million ($0.46 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains on the sale of real estate of $383.2 million from the sale of seven operating communities and the partial sale of one operating community located in various markets during the nine months ended September 30, 2026, as compared to gains on the sale of real estate of $47.9 million from the sale of two operating communities located in various markets during the nine months ended September 30, 2025;
●	a decrease in other depreciation and amortization of $11.2 million primarily due to $9.3 million of software transition related costs incurred during the nine months ended September 30, 2025, as compared to none during the nine months ended September 30, 2026; and
●	a decrease in real estate depreciation expense of $7.6 million primarily due to communities sold in 2026 and 2025 and assets that became fully depreciated, partially offset by communities acquired in 2026 and 2025.

This was partially offset by:

●	an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $21.8 million primarily attributed to the noncontrolling interests’ share of the gain from the sale of seven operating communities and the partial sale of one operating community located in various markets during the nine months ended September 30, 2026, as compared to the noncontrolling interests’ share of the gain from the sale of two operating communities located in various markets in the same period of 2025; and
●	an increase in other operating expenses of $9.6 million primarily due to an increase in legal fees incurred during the nine months ended September 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2026	2025	% Change	2026	2025	% Change
Same-Store Communities:
Same-Store rental income	$402,617	$396,676	1.5%	$1,185,117	$1,169,115	1.4%
Same-Store operating expense (c)	(129,504)	(126,140)	2.7%	(381,842)	(370,134)	3.2%
Same-Store NOI	273,113	270,536	1.0%	803,275	798,981	0.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	4,585	1,691	NM *	20,397	9,021	NM *
Acquired communities NOI	1,769	—	N/A	1,798	—	N/A
Development communities NOI (e)	(176)	—	N/A	(211)	—	N/A
Non-residential/other NOI (f)	4,558	4,136	10.2%	13,654	11,544	18.3%
Sold and held for disposition communities NOI	2,749	15,772	(82.6)%	20,171	48,070	(58.0)%
Total Non-Mature Communities/Other NOI	13,485	21,599	(37.6)%	55,809	68,635	(18.7)%
Total property NOI	$286,598	$292,135	(1.9)%	$859,084	$867,616	(1.0)%

* Not meaningful

(a)	Same-Store consists of 51,824 apartment homes.
(b)	Same-Store consists of 51,409 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Represents communities recently developed or under development that have not achieved 90% occupancy for three consecutive months and therefore do not meet the criteria to be included in Stabilized, non-mature communities.
(f)	Primarily non-residential retail revenue and expense.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income/(loss) attributable to UDR, Inc.	$216,094	$40,409	$474,960	$154,802
Joint venture management and other fees	(3,500)	(2,570)	(8,494)	(7,080)
Property management	13,799	13,952	41,302	41,344
Other operating expenses	10,039	6,975	32,420	22,787
Real estate depreciation and amortization	161,569	165,926	482,957	490,511
General and administrative	20,559	22,732	58,637	62,156
Casualty-related charges/(recoveries), net	548	1,755	9,350	8,434
Other depreciation and amortization	3,479	7,009	10,265	21,463
(Gain)/loss on sale of real estate owned	(190,084)	—	(383,204)	(47,939)
(Income)/loss from unconsolidated entities	(1,613)	(14,011)	(24,580)	(23,454)
Interest expense	48,583	50,569	144,799	146,935
Interest income and other (income)/expense, net	(8,144)	(3,714)	(13,174)	(13,769)
Tax provision/(benefit), net	489	382	1,373	798
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	14,768	2,709	32,438	10,593
Net income/(loss) attributable to noncontrolling interests	12	12	35	35
Total property NOI	$286,598	$292,135	$859,084	$867,616

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2025 (for quarter-to-date comparison) and January 1, 2025 (for year-to-date comparison) and held on September 30, 2026 consisted of 51,824 and 51,409 apartment homes, respectively, and provided 95.3% and 93.5% of our total NOI for the three and nine months ended September 30, 2026.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

NOI for our Same-Store Community properties increased 1.0%, or $2.6 million, for the three months ended September 30, 2026 compared to the same period in 2025. The increase in property NOI was attributable to a 1.5%, or $5.9 million, increase in property rental income, partially offset by a 2.7%, or $3.4 million, increase in operating expenses. The increase in property rental income was primarily driven by a 0.8%, or $2.9 million, increase in rental rates, and a 6.7%, or $3.3 million, increase in reimbursement and other income. Weighted average physical occupancy decreased by 0.1% to 96.6% and total monthly income per occupied home increased by 1.6% to $2,682.

The increase in operating expenses was primarily driven by a 2.5%, or a $1.2 million, increase in real estate taxes due to higher assessed valuations, a 5.4%, or $1.0 million, increase in utilities primarily due to an increase in commodity prices, and a 5.1% or $0.9 million, increase in personnel costs primarily due to annual merit increases and severance costs.

The operating margin (property net operating income divided by property rental income) was 67.8% and 68.2% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

NOI for our Same-Store Community properties increased 0.5%, or $4.3 million, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase in property NOI was attributable to a 1.4%, or $16.0 million, increase in property rental income, partially offset by a 3.2%, or $11.7 million, increase in operating expenses. The increase in property rental income was primarily driven by a 0.7%, or $8.1 million, increase in rental rates, a 6.0%, or $8.5 million, increase in reimbursement and other income and a $2.6 million decrease in bad debt expense primarily due to a reduction in delinquent homes resulting in higher collections, partially offset by an 11.8%, or $3.7 million, increase in vacancy loss. Weighted average physical occupancy decreased by 0.3% to 96.6% and total monthly income per occupied home increased by 1.7% to $2,652.

The increase in operating expenses was primarily driven by a 6.4%, or $3.4 million, increase in utilities primarily due to an increase in commodity prices, a 2.3%, or $3.3 million, increase in real estate taxes due to higher assessed valuations, a 4.4%, or $2.4 million, increase in personnel costs primarily due to annual merit increases and severance costs, and a 3.0%, or $2.2 million, increase in repair and maintenance expense due to increases in third party vendor costs and weather related events.

The operating margin (property net operating income divided by property rental income) was 67.8% and 68.3% for the nine months ended September 30, 2026 and 2025, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

The remaining 4.7%, or $13.5 million, of our total NOI during the three months ended September 30, 2026 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 37.6%, or $8.1 million, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a $13.0 million decrease in sold and held for disposition communities NOI due to the sale of seven operating communities and the partial sale of one operating community during 2026, partially offset by a $2.9 million increase in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and communities acquired in 2025 becoming stabilized.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

The remaining 6.5%, or $55.8 million, of our total NOI during the nine months ended September 30, 2026 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased by 18.7%, or $12.8 million, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily attributable to a $27.9 million decrease in sold and held for disposition communities NOI due to the sale of seven operating communities and the partial sale of one operating community during 2026, partially offset by an increase of $11.4 million in NOI from stabilized, non-mature communities, primarily due to completed development communities becoming stabilized and communities acquired in 2025 becoming stabilized.

Gain/(loss) on sale of real estate owned

For the three months ended September 30, 2026, the Company recognized gain/(loss) on sale of real estate owned of $190.1 million as compared to none for the three months ended September 30, 2025. The increase in 2026 as compared to 2025 was attributable to the sale of two operating communities and the partial sale of one operating community located in various markets during the three months ended September 30, 2026, as compared to no sales of real estate during the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the Company recognized gain/(loss) on sale of real estate owned of $383.2 million as compared to $47.9 million on sale of real estate owned for the nine months ended September 30, 2025. The increase in 2026 as compared to 2025 was attributable to the sale of seven operating communities and the partial sale of one operating community located in various markets during the nine months ended September 30, 2026, as compared to the sale of two operating communities located in various markets during the nine months ended September 30, 2025.

Real estate depreciation and amortization

For the three months ended September 30, 2026 and 2025, the Company recognized real estate depreciation and amortization expenses of $161.6 million and $165.9 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to communities sold in 2026 and 2025 and assets that became fully depreciated, partially offset by communities acquired in 2026 and 2025.

For the nine months ended September 30, 2026 and 2025, the Company recognized real estate depreciation and amortization expenses of $483.0 million and $490.5 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to communities sold in 2026 and 2025 and assets that became fully depreciated, partially offset by communities acquired in 2026 and 2025.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2026 and 2025, the Company recognized income/(loss) from unconsolidated entities of $1.6 million and $14.0 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to a $4.8 million decrease in income from our preferred equity investments due to the redemption of six of our preferred equity investments during 2026, a decrease of $4.5 million primarily from a decrease in unrealized gains recognized from our real estate technology funds, and a decrease of $3.1 million primarily attributable to an increase in depreciation and amortization expense during the three months ended September 30, 2026 as compared to the same period in 2025.

Other operating expenses

For the three months ended September 30, 2026 and 2025, the Company recognized other operating expenses of $10.0 million and $7.0 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase in legal fees incurred during the three months ended September 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

For the nine months ended September 30, 2026 and 2025, the Company recognized other operating expenses of $32.4 million and $22.8 million, respectively. The increase in 2026 as compared to 2025 was primarily due to an increase in legal fees incurred during the nine months ended September 30, 2026 primarily related to the cases in which we have been named that allege antitrust violations by RealPage, Inc., as compared to the same period in 2025.

Interest income and other income/(expense), net

For the three months ended September 30, 2026 and 2025, the Company recognized interest income and other income/(expense), net of $8.1 million and $3.7 million, respectively. The increase in 2026 as compared to 2025 was primarily due to a $2.2 million increase in interest income on our notes receivable, a $1.1 million increase from a recognized gain on consolidation and a decrease in unrealized losses from real estate technology funds during the three months ended September 30, 2026 as compared to the same period in 2025.

Other depreciation and amortization

For the three months ended September 30, 2026 and 2025, the Company recognized other depreciation and amortization of $3.5 million and $7.0 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to $3.3 million of software transition related costs incurred during the three months ended September 30, 2025, as compared to none during the three months ended September 30, 2026.

For the nine months ended September 30, 2026 and 2025, the Company recognized other depreciation and amortization of $10.3 million and $21.5 million, respectively. The decrease in 2026 as compared to 2025 was primarily due to $9.3 million of software transition related costs incurred during the nine months ended September 30, 2025, as compared to none during the nine months ended September 30, 2026.

Noncontrolling Interest

For the three months ended September 30, 2026 and 2025, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $14.8 million and $2.7 million, respectively. The increase in 2026 as compared to 2025 was primarily attributed to the noncontrolling interests’ share of the gains from the sale of two operating communities and the partial sale of one operating community located in various markets during the three months ended September 30, 2026, as compared to no sales of operating communities in the same period of 2025.

For the nine months ended September 30, 2026 and 2025, the Company recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $32.4 million and $10.6 million, respectively. The increase in 2026 as compared to 2025 was primarily attributed to the noncontrolling interests’ share of the gains from the sale of seven operating communities and the partial sale of one operating community located in various markets during the nine months ended September 30, 2026, as compared to the noncontrolling interests’ share of the gains from the sale of two operating communities located in various markets in the same period of 2025.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. However, the majority of our apartment leases have initial terms of 12 months or less, which in an inflationary environment, and absent other factors such as increased supply, generally enables us to compensate for inflationary effects by increasing rents on our apartment homes. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results for the three and nine months ended September 30, 2026.

Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) attributable to common stockholders and unitholders is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate related to the main business of the Company or of investments in non-consolidated investees that are directly attributable to decreases in the fair value of depreciable real estate held by the investee, gains and losses from sales of depreciable real estate related to the main business of the Company and income taxes directly associated with those gains and losses, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, and the Company’s share of unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trusts (“Nareit”) definition issued in April 2002 and restated in November 2018. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income/(loss) attributable to common stockholders	$214,869	$39,198	$471,290	$151,174
Real estate depreciation and amortization	161,569	165,926	482,957	490,511
Noncontrolling interests	14,780	2,721	32,473	10,628
Real estate depreciation and amortization on unconsolidated joint ventures	15,073	12,021	41,411	38,245
Net (gain)/loss on consolidation	(3,181)	—	(3,456)	(286)
Net gain on the sale of depreciable real estate owned, net of tax	(190,069)	—	(383,159)	(47,939)
FFO attributable to common stockholders and unitholders, basic	$213,041	$219,866	$641,516	$642,333
Distributions to preferred stockholders — Series E (Convertible)	1,225	1,211	3,670	3,628
FFO attributable to common stockholders and unitholders, diluted	$214,266	$221,077	$645,186	$645,961
Income/(loss) per weighted average common share, diluted	$0.67	$0.12	$1.45	$0.46
FFO per weighted average common share and unit, basic	$0.62	$0.62	$1.85	$1.82
FFO per weighted average common share and unit, diluted	$0.62	$0.62	$1.85	$1.81
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	342,656	353,484	345,912	353,543
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	346,034	356,873	349,095	357,110

Impact of adjustments to FFO:
Legal and other costs	$5,512	$2,683	$19,113	$9,846
Realized and unrealized (gain)/loss on real estate technology investments	9	(3,736)	(14,148)	(3,305)
Severance costs	4,438	7,214	4,970	8,737
Software transition related costs	—	3,329	—	9,263
Casualty-related charges/(recoveries)	548	1,755	9,350	8,434
Total impact of adjustments to FFO	$10,507	$11,245	$19,285	$32,975
FFOA attributable to common stockholders and unitholders, diluted	$224,773	$232,322	$664,471	$678,936

FFOA per weighted average common share and unit, diluted	$0.65	$0.65	$1.90	$1.90

Recurring capital expenditures, inclusive of unconsolidated joint ventures	(32,607)	(32,238)	(81,772)	(79,844)
AFFO attributable to common stockholders and unitholders, diluted	$192,166	$200,084	$582,699	$599,092

AFFO per weighted average common share and unit, diluted	$0.56	$0.56	$1.67	$1.68

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	342,656	353,484	345,912	353,543
Weighted average number of OP/DownREIT Units outstanding	(22,022)	(22,816)	(22,305)	(22,851)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	320,634	330,668	323,607	330,692

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	346,034	356,873	349,095	357,110
Weighted average number of OP/DownREIT Units outstanding	(22,022)	(22,816)	(22,305)	(22,851)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	—	(2,816)	—	(2,816)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	324,012	331,241	326,790	331,443

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2026, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by increases in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility, any federal government shutdown and uncertainty about the future. Our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental and other revenues would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that have in the past and may in the future affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic conditions, particularly in connection with any increase in unemployment rates, including as a result of, among other things, tariffs currently in effect and any future tariffs that may be imposed or are anticipated to be imposed, geopolitical tensions, government shutdowns and other risk factors discussed in this section;
●	declines in mortgage interest rates, making alternative housing options more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and

●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2026, approximately 74.8% of our total NOI was generated from communities located in Metropolitan D.C. (16.4%), Boston, MA (11.7%), Orange County, CA (11.5%), the San Francisco Bay Area, CA (9.6%), Dallas, TX (8.7%), New York, NY (6.3%), Tampa, FL (5.3%) and Seattle, WA (5.3%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, including new supply, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Risks Related to Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy has during certain periods over the last few years experienced periods of high rates of inflation and could again, including due to pressures related to tariffs, which have in the past increased, and could in the future increase, our operating expenses due to higher third party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases may, absent other factors, enable us to compensate for inflationary effects by increasing rents on our apartment homes, an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. The general risk of inflation is that interest on our debt, general and administrative expenses, materials costs, labor costs, and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may limit attractive investment opportunities, which could adversely affect our ability to grow or acquire properties profitably or with attractive returns. Some of our competitors may have greater financial and other resources than we do, greater access to capital or a lower cost of capital, and may be able or willing to pay higher acquisition prices or accept lower returns. These competitive advantages may reduce the number of suitable investment opportunities available to us or increase the cost of acquiring or developing properties.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties through partnerships and joint ventures, including those in which we own a preferred interest or debt, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2026, we had active unconsolidated joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $659.1 million. We have in the past, and could in the future, become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners have in the past failed, and may in the future fail to make capital contributions when due and our partners or the project may otherwise not act or perform as expected, or the property may not be operated in the manner in which we would operate it, any of which may require us to contribute additional capital, acquire our partner’s interest or other property, or take other actions that may negatively impact the project or our return. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which arrangement or other factors could cause us to sell our interest, or acquire our partner’s interest or other property, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Potential Liability for Environmental Contamination Could Result in Substantial Costs. Under various federal, state and local environmental laws, as a current or former owner or operator of real estate, we could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of our knowledge of or responsibility for the contamination and solely by virtue of our current or former ownership or operation of the real estate. In addition, we could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to the presence of such substances. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect our ability to borrow against, sell or rent an affected property.

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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, among others, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on building energy performance may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue. In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs, including compliance penalties, and could have an adverse effect on our financial performance.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is a focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there has been increased focus on such matters by various regulatory authorities, and the activities and expense required to comply with new laws, regulations or standards may be significant. In addition, the standards or expectations of various stakeholders or regulators may differ from each other and it may not be possible to comply with all of such standards or expectations. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider or investor, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. In addition, we have communicated certain initiatives and goals regarding environmental, social and governance matters, and we may in the future communicate revised or additional initiatives or goals. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. In addition, certain locations have enacted, and others may in the future enact, sustainability regulations pertaining to buildings, including existing buildings. If we fail to satisfy the expectations of investors, tenants and other stakeholders, our initiatives are not executed as planned, we are unable to comply with regulations or we do not satisfy our goals, our reputation and financial results could be adversely affected.

Risks Related to Our Indebtedness and Financings

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flows and the Market Price of Our Common Stock. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2026, we had approximately $936.6 million of variable rate indebtedness outstanding, which constitutes approximately 16.2% of total outstanding indebtedness as of such date, and we have from time to time experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. In addition, as a result of higher interest rates, the costs of hedging transactions have increased significantly and may continue to increase. Continued increases in interest rates would further increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. The effect of any prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions to security holders, make acquisitions and develop properties.

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

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because we are organized and qualify as a REIT, we are generally not subject to federal income tax, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

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

Risks Related to Our Organization and Ownership of Our Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock has been, and in the future could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in our operating results or dividends or our payment of dividends in shares of our stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;

●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity, geopolitical events or armed conflicts (including the ongoing war between Russia and Ukraine and armed conflicts in the Middle East and potential further escalation or expansion thereof), which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under an at-the-market equity distribution program.

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

During the three months ended September 30, 2026, we issued 2,500 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In January 2008, UDR’s Board of Directors authorized a 15 million share repurchase program. On May 4, 2026, the Company announced that its Board of Directors has authorized increasing its share repurchase program by 25 million shares, effective immediately. Under the share repurchase program, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under this program during the three months ended September 30, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	per Share	or Program	or Program (a)
Beginning Balance	14,476	$36.64	14,476	25,524
July 1, 2026 through July 31, 2026	—	—	—	25,524
August 1, 2026 through August 31, 2026	—	—	—	25,524
September 1, 2026 through September 30, 2026	—	—	—	25,524
Balance as of September 30, 2026	14,476	$36.64	14,476	25,524
(a)	This number reflects the number of shares that were available for purchase under our share repurchase program authorized in January 2008 and upsized in May 2026.

During the three months ended September 30, 2026, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2026 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2026 through July 31, 2026	6	$38.62	N/A	N/A
August 1, 2026 through August 31, 2026	—	—	N/A	N/A
September 1, 2026 through September 30, 2026	—	—	N/A	N/A
Total	6	$38.62
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 28, 2026, the Board of Directors (the “Board”) of the Company adopted amended and restated bylaws (as amended and restated, the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws:

●	address the universal proxy rules adopted by the U.S. Securities and Exchange Commission (the “SEC”) by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including applicable notice and solicitation requirements, and provide that the nomination of a nominating person's proposed nominees will be disregarded if such stockholder fails to satisfy the requirements of Rule 14a-19;
●	require a stockholder nominating directors to represent whether it (or a group of which it is a part) intends to solicit the holders of shares representing at least 67% of the voting power of shares entitled to vote on the election of directors in support of director nominees other than the Board’s nominees;
●	revise the advance notice period for stockholders to nominate directors or bring other business before an annual meeting of stockholders to specify that, if the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date of the previous year’s annual meeting, notice must be delivered not more than 150 days prior to such annual meeting and not less than the later of the 120th day before the meeting or the tenth day following public announcement of the date of the meeting;
●	update advance notice disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act) to:
o	require the notice from stockholders to include certain information from all participants in the solicitation;

o	require additional background information and disclosures regarding proposing stockholders, proposed director nominees and business;
o	require proposing stockholders to update and supplement their notices so that the information provided remains true and correct as of specified dates prior to the meeting; and
o	remove the requirement for the notice from stockholders to disclose information about certain performance-related fees;
●	enhance the procedures and disclosure requirements in connection with stockholders seeking to call a special meeting, including by requiring that a stockholder of record first request that the Board fix a record date for determining the stockholders entitled to demand a special meeting, requiring that holders of at least 10% of the votes entitled to be cast deliver demands within the prescribed period, and requiring that additional background information accompany any such record date request and demand; and
●	require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The Amended and Restated Bylaws also incorporate certain modernizing, clarifying, conforming and additional changes, including provisions addressing the conduct of stockholder meetings, electronic notice and “householding” of stockholder notices, the issuance of uncertificated shares, the ratification of corporate acts, and various updates to conform the Amended and Restated Bylaws to the MGCL.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed with this Report as Exhibit 3.7 and is incorporated herein by reference.

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

3.7	Amended and Restated Bylaws of UDR, Inc. (as amended through October 28, 2026).

10.1

Second Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P., dated as of July 1, 2026 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

22.1	List of Guarantor Subsidiaries of UDR, Inc.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc. and (vi) notes to consolidated financial statements of UDR, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	November 3, 2026	/s/ David D. Bragg
David D. Bragg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)